Form 10-K405
period 1998-01-31
BELK INC
filed 1998-06-08
CIK 1051771

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JANUARY 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-42935

                                   BELK, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                       56-2058574
           (State of incorporation)                   (IRS Employer Identification No.)
   2801 WEST TYVOLA ROAD, CHARLOTTE, NORTH                        28217-4500
                   CAROLINA
   (Address of Principal Executive Offices)                       (Zip Code)

              Registrant's telephone number, including area code:
                                 (704) 357-1000
        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None
                             ---------------------

     Pursuant to Rule 15d-2 of the Act, this annual report contains only financial statements for the fiscal year ended January 31, 1998.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of May 2, 1998 (based on the pro forma book value per share of Class A Common Stock of the Registrant, as shown in the Registrant's Registration Statement on Form S-4, File No. 3333-42935) was $262,552,989. 56,005,817 shares of common stock were outstanding as of May 2, 1998, comprised of 56,005,817 shares of the registrant's Class A Common Stock, par value $0.01, and zero shares of the registrant's Class B Common Stock, par value $0.01.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                Not applicable.
================================================================================

                               TABLE OF CONTENTS

                                    PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY BELK, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF BELK, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                    PART II

ITEM 8.  FINANCIAL STATEMENTS AND SCHEDULES

     The following combined financial statements of the Belk Companies, as predecessor to Belk, Inc. are included in Item 8:

                                                              PAGE
                                                              ----
Independent Auditors Report.................................      2
Combined Statements of Income...............................      3
Combined Balance Sheets.....................................      4
Combined Statements of Shareholders' Equity.................      5
Combined Statements of Cash Flows...........................      6
Notes to Combined Financial Statements......................      7

                          INDEPENDENT AUDITORS' REPORT

The Boards of Directors of
The Belk Companies:

     We have audited the accompanying combined balance sheets of the Belk Companies (the "Companies") as of January 31, 1998 and February 1, 1997, and the related combined statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended January 31, 1998. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Belk Companies as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1998, in conformity with generally accepted accounting principles.

     As discussed in note 4 to the combined financial statements, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," during fiscal year 1997.

                                          KPMG PEAT MARWICK LLP

Charlotte, North Carolina
April 17, 1998

                               THE BELK COMPANIES

                         COMBINED STATEMENTS OF INCOME

                                                                        FISCAL YEAR ENDED
                                                             ---------------------------------------
                                                             JANUARY 31,   FEBRUARY 1,   FEBRUARY 3,
                                                                1998          1997          1996
                                                             -----------   -----------   -----------
                                                                     (DOLLARS IN THOUSANDS)
Revenues...................................................  $1,974,102    $1,772,613    $1,685,470
Cost of goods sold (including occupancy and buying
  expenses)................................................   1,317,278     1,205,687     1,149,270
Selling, general and administrative expenses...............     543,245       466,841       465,375
Impairment of long-lived assets............................       6,260         3,177            --
                                                             ----------    ----------    ----------
Income from operations.....................................     107,319        96,908        70,825
Interest expense...........................................     (39,950)      (27,554)      (20,864)
Interest income............................................       5,288         4,873         4,191
Gain (loss) on sale of property and equipment..............      (1,058)       21,328         5,242
Other income, net..........................................       1,320         3,698         3,327
                                                             ----------    ----------    ----------
Income from continuing operations before income taxes and
  equity in earnings of unconsolidated entities............      72,919        99,253        62,721
Income taxes...............................................      29,900        38,802        22,387
                                                             ----------    ----------    ----------
Income from continuing operations before equity in earnings
  of unconsolidated entities...............................      43,019        60,451        40,334
Equity in earnings of unconsolidated entities, net of
  income taxes.............................................      16,653         4,046         2,184
                                                             ----------    ----------    ----------
Income from continuing operations..........................      59,672        64,497        42,518
Discontinued operations:
  Income (loss) from discontinued operations, net of income
     tax expense (benefit) of $(814), $(2,937) and $834 for
     fiscal years 1998, 1997 and 1996, respectively........      (1,273)       (4,593)        1,298
  Gain (loss) on disposal of discontinued operations, net
     of income tax expense (benefit) of $(2,411) and
     $29,897 for fiscal years 1998 and 1997,
     respectively..........................................      (3,999)       41,466            --
                                                             ----------    ----------    ----------
          Net income.......................................  $   54,400    $  101,370    $   43,816
                                                             ==========    ==========    ==========

            See accompanying notes to combined financial statements.

                               THE BELK COMPANIES

                            COMBINED BALANCE SHEETS

                                                              JANUARY 31,    FEBRUARY 1,
                                                                 1998           1997
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $   16,263     $   56,115
  Accounts receivable, net..................................     353,509        335,914
  Merchandise inventory.....................................     431,169        425,415
  Prepaid income taxes......................................       5,226          2,682
  Deferred income taxes.....................................       7,438          6,990
  Prepaid expenses and other current assets.................      26,453         26,646
                                                              ----------     ----------
          Total current assets..............................     840,058        853,762
Investments in unconsolidated entities......................      38,846         33,750
Investment securities.......................................      37,223         32,781
Property and equipment, net.................................     395,771        377,770
Intangible assets, net......................................      17,620         26,047
Other assets................................................      18,984         34,790
                                                              ----------     ----------
          Total assets......................................  $1,348,502     $1,358,900
                                                              ==========     ==========
                 LIABILITIES, DEFERRED INCOME AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  123,573     $  126,710
  Accrued expenses..........................................      67,520         59,709
  Accrued income taxes......................................       3,363          5,680
  Lines of credit and notes payable.........................      59,323        187,272
  Current installments of long-term debt and capital lease
     obligations............................................      89,133         31,638
                                                              ----------     ----------
          Total current liabilities.........................     342,912        411,009
Deferred income taxes.......................................      28,866         31,481
Long-term debt and capital lease obligations, excluding
  current installments......................................     210,449        184,372
Deferred compensation and other noncurrent liabilities......      50,508         48,121
                                                              ----------     ----------
          Total liabilities.................................     632,735        674,983
                                                              ----------     ----------
Deferred income.............................................      11,982         11,901
                                                              ----------     ----------
Shareholders' equity:
  Common stock..............................................      70,629         70,885
  Paid-in capital...........................................         470            470
  Retained earnings.........................................     618,834        578,525
  Net unrealized gains on investments.......................      13,852         22,136
                                                              ----------     ----------
          Total shareholders' equity........................  $  703,785     $  672,016
                                                              ----------     ----------
          Total liabilities, deferred income and
            shareholders' equity............................  $1,348,502     $1,358,900
                                                              ==========     ==========

            See accompanying notes to combined financial statements.

                               THE BELK COMPANIES

                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                               NET
                                                                           UNREALIZED
                                         COMMON     PAID-IN    RETAINED     GAINS ON
                                          STOCK     CAPITAL    EARNINGS    INVESTMENTS     TOTAL
                                         -------    -------    --------    -----------    --------
                                                              (IN THOUSANDS)
Balance at January 31, 1995............  $90,105     $478      $612,091      $14,609      $717,283
Unrealized gains on investments, net of
  income taxes.........................       --       --            --        1,574         1,574
Equity in net unrealized gains on
  investments held by unconsolidated
  entity...............................       --       --            --        2,868         2,868
Cash dividends.........................       --       --       (11,673)          --       (11,673)
Net income.............................       --       --        43,816           --        43,816
Repurchase of stock....................   (1,156)      (8)       (3,998)          --        (5,162)
                                         -------     ----      --------      -------      --------
Balance at February 3, 1996............   88,949      470       640,236       19,051       748,706
Unrealized gains on investments, net of
  income taxes.........................       --       --            --          733           733
Equity in net unrealized gains on
  investments held by unconsolidated
  entity...............................       --       --            --        2,352         2,352
Cash dividends.........................       --       --       (11,847)          --       (11,847)
Net income.............................       --       --       101,370           --       101,370
Repurchase of stock....................  (18,064)      --      (151,234)          --      (169,298)
                                         -------     ----      --------      -------      --------
Balance at February 1, 1997............   70,885      470       578,525       22,136       672,016
Unrealized gains on investments, net of
  income taxes.........................       --       --            --        3,137         3,137
Net realized gains on investments held
  by unconsolidated entity.............       --       --            --      (11,421)      (11,421)
Cash dividends.........................       --       --        (8,936)          --        (8,936)
Net income.............................       --       --        54,400           --        54,400
Repurchase of stock....................     (256)      --        (5,155)          --        (5,411)
                                         -------     ----      --------      -------      --------
Balance at January 31, 1998............  $70,629     $470      $618,834      $13,852      $703,785
                                         =======     ====      ========      =======      ========

            See accompanying notes to combined financial statements.

                               THE BELK COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                          FISCAL YEAR ENDED
                                                              -----------------------------------------
                                                              JANUARY 31,    FEBRUARY 1,    FEBRUARY 3,
                                                                 1998           1997           1996
                                                              -----------    -----------    -----------
                                                                           (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................   $ 54,400       $101,370       $ 43,816
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Deferred income taxes.....................................     (4,326)           175         (1,338)
  Deferred income...........................................         81            759            910
  Depreciation and amortization.............................     54,081         51,021         50,832
  Impairment of long-lived assets...........................      6,260          3,177             --
  (Gain) loss on disposal of discontinued operations, net...      3,999        (41,466)            --
  (Gain) loss on sale of property and equipment.............      1,058        (21,328)        (5,242)
  Gain on sale of investments...............................       (461)        (1,882)        (3,370)
  Equity in earnings of unconsolidated entities, net of
    income taxes............................................    (16,653)        (4,046)        (2,184)
  (Increase) decrease in:
    Accounts receivable, net................................    (17,595)       (32,729)           (23)
    Merchandise inventory...................................     (5,754)        17,462        (16,292)
    Prepaid income taxes....................................     (2,544)          (606)        (1,824)
    Prepaid expenses and other assets.......................     18,732          6,706         (2,127)
  Increase (decrease) in:
    Accounts payable and accrued expenses...................        553         (8,070)        (8,151)
    Accrued income taxes....................................     (2,317)         2,357         (5,495)
    Deferred compensation and other liabilities.............      2,387         (5,607)        10,875
                                                               --------       --------       --------
Net cash provided by operating activities...................     91,901         67,293         60,387
                                                               --------       --------       --------
Cash flows from investing activities:
  Distributions received from real estate partnership.......         --          3,375             --
  Purchases of investments..................................     (4,403)       (16,338)        (6,545)
  Proceeds from sales of investments........................      5,673         16,583         16,752
  Purchases of property and equipment.......................    (77,295)       (62,408)       (50,329)
  Proceeds from sales of property and equipment.............      2,996         27,275          9,589
  Acquisition of businesses, net of cash acquired...........         --        (36,145)       (82,954)
                                                               --------       --------       --------
Net cash used by investing activities.......................    (73,029)       (67,658)      (113,487)
                                                               --------       --------       --------
Cash flows from financing activities:
  Proceeds from notes payable...............................     24,541        158,018        104,840
  Payments on notes payable.................................   (122,796)       (91,023)            --
  Proceeds from issuance of long-term debt..................    175,351        220,157         11,177
  Principal payments on long-term debt and capital lease
    obligations.............................................    (91,779)      (160,168)       (64,126)
  Net proceeds from (payments on) lines of credit...........    (29,694)        36,233            487
  Dividends paid............................................     (8,936)       (11,847)       (11,673)
  Repurchase of common stock................................     (5,411)      (169,298)        (5,162)
                                                               --------       --------       --------
Net cash provided (used) by financing activities............    (58,724)       (17,928)        35,543
                                                               --------       --------       --------
Net decrease in cash and cash equivalents...................    (39,852)       (18,293)       (17,557)
Cash and cash equivalents at beginning of year..............     56,115         74,408         91,965
                                                               --------       --------       --------
         Cash and cash equivalents at end of year...........   $ 16,263       $ 56,115       $ 74,408
                                                               ========       ========       ========
Supplemental disclosures of cash flow information:
  Interest paid.............................................   $ 40,489       $ 31,129       $ 18,700
  Income taxes paid.........................................     38,965         33,062         31,323
Supplemental schedule of noncash investing and financing
  activities:
  Decrease in assets and liabilities due to sale of rental
    operations..............................................         --        167,318             --
  Purchase of net assets of retail company through
    assumption of notes.....................................         --         51,923             --

            See accompanying notes to combined financial statements.

                               THE BELK COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The Belk Companies (also referred to herein as the "Company") operate retail department stores in the southeastern United States. The Company's outlet store subsidiary is presented as a discontinued operation. The Belk Companies are listed in note 18.

     As of January 31, 1998, ownership of the entities included in the Belk Companies was collectively held by approximately 585 individuals (referred to herein as the "Shareholders"). Subsequent to year end, the Shareholders approved and adopted an Agreement and Plan of Reorganization dated November 25, 1998, as amended, by and among the Belk Companies, Belk, Inc. and Belk Acquisition Co. (the "Reorganization Agreement") that provided for the reorganization (the "Reorganization") of the Belk Companies into a single operating entity ("Belk, Inc."). The Reorganization became effective on May 2, 1998. Pursuant to the Reorganization, all of the Belk Companies merged with and into Belk, Inc., with Belk, Inc. as the surviving corporation, and Belk Acquisition Co. merged with and into Belk-Simpson Company, Greenville, South Carolina ("Belk-Simpson"), with Belk-Simpson surviving as a wholly-owned subsidiary of Belk, Inc. The accompanying combined financial statements have been prepared for purposes of depicting the combined financial position and results of operations of the Belk Companies, on a historical cost basis, that participated in the Reorganization.

     Subsequent to year end, a majority of the shareholders redeemed their shares in Belk-Simpson (the "Belk-Simpson Reorganization," see note 2). The prorata equity interest in Belk-Simpson held by shareholders who became shareholders of Belk, Inc. in the Reorganization is included in the combined financial statements based on the equity method of accounting.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     All significant intercompany transactions, balances and profits have been eliminated in combination.

(2) PRO FORMA CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

     As discussed in note 1 above, on April 15 and 16, 1998, the shareholders voted to approve the Reorganization. The following unaudited pro forma condensed statements of operations are based upon the combined financial statements of the Belk Companies, adjusted to give effect to the Reorganization and the acquisition of Leggett (see note 3) and Belk-Simpson as if they had occurred at the beginning of each period presented. The unaudited pro forma condensed statements of operations reflect the preliminary allocation of the purchase price as the purchase price allocation has not been finalized.

     In accordance with the Belk-Simpson Reorganization, Belk-Simpson sold substantially all of its investment assets and used the proceeds to purchase common stock of Belk-Simpson. Of the 99,008 shares of common stock of Belk-Simpson that were outstanding at the time of the offer, 63,077 shares were tendered and purchased by Belk-Simpson for an aggregate purchase price of approximately $68 million. Belk-Simpson is included in the historical financial statements of the Belk Companies as a 37% equity investment. The unaudited pro forma condensed statements of operations reflect 100% of the Belk-Simpson retail operations and exclude the sold investment assets.

                               THE BELK COMPANIES

     The Reorganization is reflected in the following unaudited pro forma condensed statements of operations as a purchase business combination in accordance with the provisions of Accounting Principles Board Opinion Number 16, and the Security Exchange Commission's Staff Accounting Bulletin Number 97. Belk Enterprises, Inc. is deemed to be the acquiring corporation in the Reorganization because its shareholders will receive a larger portion of the voting rights in Belk, Inc. than any other Belk Company.

                                                                  FISCAL YEAR ENDED
                                                  -------------------------------------------------
                                                     JANUARY 31, 1998          FEBRUARY 1, 1997
                                                  -----------------------   -----------------------
                                                   REPORTED    PRO FORMA     REPORTED    PRO FORMA
                                                  ----------   ----------   ----------   ----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues........................................  $1,974,102   $2,042,266   $1,772,613   $2,060,236
Net income......................................      54,400       42,389      101,370      123,880
Net income per share............................         n/a         0.76          n/a         2.21

(3) ACQUISITIONS AND DISCONTINUED OPERATIONS

     On November 1, 1996, the Company acquired substantially all of the outstanding shares of the common stock of Leggett of Virginia, Inc. ("Leggett"). Leggett operated retail department stores generally in the southeastern United States. The acquisition was accounted for using the purchase method of accounting and, accordingly, Leggett's operating results subsequent to the date of acquisition have been included in the Company's combined financial statements.

     The aggregate purchase price was approximately $92 million, which includes acquisition expenses. The aggregate purchase price, which was financed through available cash resources, proceeds from a credit facility and notes held by previous Leggett shareholders, has been allocated to the assets and liabilities of Leggett based upon their respective fair market values. The excess of purchase price over net assets acquired of approximately $12.5 million is being amortized over 15 years on a straight-line basis.

     In November 1995, BAC, Inc., ("BAC"), a wholly-owned subsidiary of the Company, purchased all of the stock of Ivey Properties, Inc., ("Ivey"), a real estate investment trust. The largest holding of Ivey was an interest in JV Properties ("JV"), a retail mall joint venture. The acquisition was accounted for as a purchase.

     Prior to the purchase, the Company's ownership of JV was accounted for using the equity method of accounting. Subsequent to the purchase, the Company consolidated the assets, liabilities and operations of JV, which was comprised of the operations of a shopping mall facility located in Charlotte, North Carolina.

     In November 1996, JV's interest in the retail mall, along with debt, was distributed to BAC in redemption of BAC's partnership interest in JV. Subsequently, the Company sold the stock of BAC to an unrelated third party and recognized a gain on the disposal of $41,466, net of income tax expense of $29,897. The accompanying combined financial statements present the results of operations of JV as discontinued operations. JV recorded revenues of $4,111 for the three months ended February 3, 1996 (after purchasing the net assets from Ivey) and $11,897 for the year ended February 1, 1997.

     In September 1997, the managers and the advisory board of TAGS Stores, LLC, ("TAGS"), the Company's discount outlet store subsidiary, adopted a formal plan to liquidate its operations during the 1997 Christmas retailing season. Accordingly, the results of operations of TAGS are presented as discontinued operations. During the year ended January 31, 1998, the Company provided for losses on liquidation of the discontinued operations of $4.0 million, net of income tax benefit of $2.4 million. TAGS, which was formed in February 1996, recorded revenues of $25.9 and $18.5 million for fiscal years 1998 and 1997, respectively.

                               THE BELK COMPANIES

(4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

     Starting in fiscal year 1996, the Company's fiscal year ends on the Saturday closest to each January 31. Fiscal years 1998 and 1997 ended on January 31, 1998 and February 1, 1997, respectively, and included 364 days. Fiscal year 1996 ended on February 3, 1996 and included 368 days.

REVENUES

     Revenues include sales from retail operations and leased departments, net of returns. Customer returns are recognized as incurred.

COST OF GOODS SOLD

     Cost of goods sold includes occupancy and buying expenses. Occupancy expenses include rent, utilities and real estate taxes. Buying expenses include payroll and travel expenses associated with the buying function.

MERCHANDISE INVENTORY

     Merchandise inventory is stated at the lower of average cost or market as determined by the retail inventory method.

FINANCE CHARGES

     Selling, general and administrative expenses in the combined statements of income are reduced by finance charge revenue arising from customer accounts receivable. Finance charge revenues were $43,788, $37,562 and $33,014 in fiscal years 1998, 1997 and 1996, respectively.

PROPERTY AND EQUIPMENT, NET

     Property and equipment owned by the Company is stated at cost less accumulated depreciation. Property and equipment leased by the Company under capital leases is stated at an amount equal to the present value of the minimum lease payments less accumulated amortization. Depreciation and amortization are provided utilizing straight-line and various accelerated methods over the shorter of estimated asset lives or related lease terms.

INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement bases and the respective tax bases of the assets and liabilities and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

PRE-OPENING COSTS

     Store pre-opening costs are expensed as incurred.

                               THE BELK COMPANIES

CASH EQUIVALENTS

     Cash equivalents include liquid investments with an original maturity of 90 days or less.

ADVERTISING

     Advertising costs are expensed as incurred and amounted to $61,326, $54,977 and $55,118 in fiscal years 1998, 1997 and 1996, respectively, net of reimbursements by suppliers.

INTANGIBLE ASSETS, NET

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. Leasehold intangibles, which represent the excess of fair value over the carrying value of leaseholds, are amortized on a straight-line basis over the remaining terms of the lease agreements. The carrying value of intangible assets is periodically reviewed by the Company's management to assess the recoverability of the assets. Accumulated amortization was $4,017, $838 and $169 at January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes various derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The counterparties to these instruments are major financial institutions. These agreements are used to reduce the potential impact of increases in interest rates on variable rate long-term debt. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. The fair value of the swap agreements is not recognized in the combined financial statements.

IMPAIRMENT CHARGE

     During fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which addresses the identification and measurement of asset impairments and requires the recognition of impairment losses on long-lived assets when carrying values exceed expected future cash flows. The Company evaluated its investment in long-lived assets on an individual store basis. Based upon an assessment of historical and projected operating results, it was determined that the carrying value of certain operating stores was impaired under the criteria defined in SFAS No. 121. As a result, the Company recorded pre-tax impairment charges of $6,260 and $3,177 for fiscal years 1998 and 1997, respectively to reduce the carrying value of these assets to their estimated fair value.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior years' financial statements to conform with the classification used in the financial statements for the fiscal year ended January 31, 1998.

(5) ACCOUNTS RECEIVABLE, NET

     Customer receivables arise primarily under open-end revolving credit accounts used to finance purchases of merchandise from the Company. These accounts have various billing and payment structures, including varying minimum payment levels and finance charge rates. Installments of deferred payment accounts receivable maturing after one year are included in current assets in accordance with industry practice.

                               THE BELK COMPANIES

     The Company provides an allowance for doubtful accounts which is determined based on a number of factors, including the risk characteristics of the portfolio, historical charge-off patterns and management judgment.

     Accounts receivable, net consists of:

                                                              JANUARY 31,   FEBRUARY 1,
                                                                 1998          1997
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
Customer receivables........................................   $349,641      $326,907
Other.......................................................     12,274        15,820
Less allowance for doubtful accounts........................     (8,406)       (6,813)
                                                               --------      --------
          Accounts receivable, net..........................   $353,509      $335,914
                                                               ========      ========

     Changes in the allowance for doubtful accounts are as follows:

                                                                   FISCAL YEAR ENDED
                                                        ---------------------------------------
                                                        JANUARY 31,   FEBRUARY 1,   FEBRUARY 3,
                                                           1998          1997          1996
                                                        -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
Balance, beginning of year............................   $  6,813       $ 4,883       $ 4,770
Charged to expense....................................     13,181        10,829         5,403
Acquired..............................................         --           801            --
Net uncollectible balances written off................    (11,588)       (9,700)       (5,290)
                                                         --------       -------       -------
          Balance, end of year........................   $  8,406       $ 6,813       $ 4,883
                                                         ========       =======       =======

(6) INVESTMENTS IN UNCONSOLIDATED ENTITIES

     The Company's 25% ownership in Carolina Place Associates Partnership ("CPA") is recorded on the equity method. Equity in earnings of CPA for the year ended February 1, 1997 includes $3,072, net of income tax expense of $1,973, for the Company's portion of the gain recognized by CPA for the sale of its investment in a retail mall joint venture.

     The Company's 37% investment in Belk-Simpson is recorded on the equity method (see note 1). Equity in earnings of Belk-Simpson in fiscal years 1998, 1997 and 1996 were $16,653, $974 and $2,184, respectively.

     Condensed combined financial information of the unconsolidated entities is as follows:

                                                        JANUARY 31,   FEBRUARY 1,   FEBRUARY 3,
                                                           1998          1997          1996
                                                        -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
Current assets........................................   $122,697      $ 31,034       $31,551
Noncurrent assets.....................................     36,408       110,074        91,603
Current liabilities...................................     17,720        22,885        20,337
Noncurrent liabilities................................     31,638        22,219        18,299
Shareholders' equity..................................    109,387        96,004        84,518
Revenues..............................................     68,163        69,621        72,482
          Net income..................................   $ 45,624      $  3,445       $ 7,537

     Included in retained earnings of the combined financial statements at January 31, 1998 is undistributed earnings of approximately $23,940 from the unconsolidated entities.

                               THE BELK COMPANIES

(7) INVESTMENT SECURITIES

     The Company classifies as held-to-maturity securities all debt securities that the Company has the ability and intent to hold to maturity. All equity securities and all other debt securities with a readily determinable market value are classified as available-for-sale securities with unrealized gains and losses, net of income taxes, reported as a component of shareholders' equity.

     Held-to-maturity securities consist of federal, state and local debt securities, and are reported at amortized cost. Available-for-sale securities are reported at fair values.

     Details of investments in held-to-maturity securities are as follows:

                                                              JANUARY 31,   FEBRUARY 1,
                                                                 1998          1997
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
Amortized cost..............................................    $10,480       $12,130
Gross unrealized gains......................................        626           494
Gross unrealized losses.....................................         --            (8)
                                                                -------       -------
          Fair value........................................    $11,106       $12,616
                                                                =======       =======

     At January 31, 1998, scheduled maturities of held-to-maturity securities are as follows:

                                                                             AMORTIZED
                                                              FAIR VALUE       COST
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
One to five years...........................................    $ 4,978       $ 4,799
Six to ten years............................................      3,616         3,329
After ten years.............................................      2,512         2,352
                                                                -------       -------
                                                                $11,106       $10,480
                                                                =======       =======

     Details of investments in available-for-sale securities are as follows:

                                                              JANUARY 31,   FEBRUARY 1,
                                                                 1998          1997
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
Cost........................................................    $ 4,660       $ 3,506
Gross unrealized gains......................................     22,141        17,165
Gross unrealized losses.....................................        (58)          (20)
                                                                -------       -------
          Fair value of securities..........................    $26,743       $20,651
                                                                =======       =======

     Realized gains and losses on sales of securities are recognized on a specific identification basis. Gross realized gains included in income in fiscal years 1998, 1997 and 1996 were $546, $1,966 and $3,486, respectively, and gross realized losses included in income in fiscal years 1998, 1997 and 1996 were $85, $84 and $116, respectively.

                               THE BELK COMPANIES

(8) PROPERTY AND EQUIPMENT, NET

     Details of property and equipment are as follows:

                                                        ESTIMATED   JANUARY 31,   FEBRUARY 1,
                                                          LIVES        1998          1997
                                                        ---------   -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
Land..................................................      N/A      $  20,337     $  20,340
Buildings.............................................    30-50        423,962       395,443
Furniture, fixtures and equipment.....................      5-7        432,425       410,588
Construction in progress..............................      N/A          8,282        12,146
                                                                    -----------   -----------
                                                                       885,006       838,517
Less accumulated depreciation and amortization........                (489,235)     (460,747)
                                                                    -----------   -----------
          Property and equipment, net.................               $ 395,771     $ 377,770
                                                                    ===========   ===========

(9) ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

                                                              JANUARY 31,   FEBRUARY 1,
                                                                 1998          1997
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
Salaries, wages and employee benefits.......................    $33,141       $28,913
Interest....................................................      4,773         5,277
Rent........................................................      4,505         4,524
Taxes, other than income....................................      3,721         3,781
Other.......................................................     21,380        17,214
                                                                -------       -------
                                                                $67,520       $59,709
                                                                =======       =======

(10) BORROWINGS

     Long-term debt, principally due to banks, and capital lease obligations consist of the following:

                                                              JANUARY 31,   FEBRUARY 1,
                                                                 1998          1998
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
Mortgage notes payable......................................   $ 39,898      $ 41,831
Unsecured notes payable.....................................    248,128       163,053
Secured note payable........................................         --         2,612
Capital lease agreements through July 2017..................     11,556         8,514
                                                               --------      --------
                                                                299,582       216,010
Less current installments...................................    (89,133)      (31,638)
                                                               --------      --------
Long-term debt and capital lease obligations, excluding
  current installments......................................   $210,449      $184,372
                                                               ========      ========

     The mortgage notes are payable in installments and are due through June 2003, at fixed rates ranging from 6.7% to 9.625% and at variable rates based on the secondary 90 day CD rate plus 50 basis points and LIBOR plus 50 and 80 basis points. The unsecured notes are payable in installments and are due through January 2007, at fixed rates ranging from 6.75% to 8% and variable rates based on such bank's 90 day CD rate (as defined by the Bank) plus 50 basis points and LIBOR plus from 80 to 125 basis points. On January 31, 1998, the prime and LIBOR rates were 8.5% and 5.598%, respectively.

                               THE BELK COMPANIES

     Carrying values of land, buildings and personal property pledged as collateral for the mortgage notes were approximately $48,533 at January 31, 1998.

     The annual maturities of long-term debt and capital lease obligations over the next five years as of January 31, 1998 are $89,133, $37,473, $45,181,
$30,234 and $32,314, respectively.

     The Company's loan agreements place restrictions on mergers, consolidations, acquisitions, sales of assets, transactions with affiliates, leases, liens, dividend payments, debt and investments. They also contain certain financial requirements including current ratio, debt to equity, tangible net worth, cash flow coverage and fixed charge coverage ratios. The Company has obtained waivers for any out-of-compliance conditions.

     The Company has entered into interest rate swap agreements with various financial institutions to manage the exposure to changes in interest rates on its LIBOR based indebtedness. The amount of indebtedness covered by the interest rate swaps is $175 million at January 31, 1998, $150 million for 1999, $75 million for 2000 and 2001, and $50 million through 2007.

     At January 31, 1998, the Company has short-term loan agreements outstanding totaling $41,297 at variable interest rates based on LIBOR plus from 80 to 175 basis points, prime less 50 basis points and at the fixed rate of 6%. Approximately $30 million of the short-term loan agreements outstanding are secured by customer accounts receivable. The amount outstanding under short-term loan agreements at February 1, 1997 was $139,552 and was at variable interest rates based on LIBOR plus from 50 to 180 basis points and at the fixed rate of 5.6%.

     At January 31, 1998 and February 1, 1997, the Company has unsecured line of credit agreements totaling $163,500 and $213,870, respectively, with banks at varying interest rates based on LIBOR plus from 50 to 175 basis points and at such bank's cost of funds rate (as defined by the Bank) less 50 basis points. The agreements expire through September 30, 1998 and may be renewed upon mutual agreement between the parties. The amounts outstanding under these agreements at January 31, 1998 and February 1, 1997 were $18,026 and $47,720, respectively.

(11) LEASES

     The Company leases certain of its stores, warehouse facilities and equipment. The majority of these leases will expire over the next 10 years. The leases usually contain renewal options and provide for payment by the lessee of real estate taxes and other expenses and, in certain instances, increased rentals based on percentages of sales.

     Future minimum lease payments under noncancelable leases as of January 31, 1998 were as follows:

FISCAL YEAR                                                    CAPITAL     OPERATING
-----------                                                   ---------   -----------
                                                              (DOLLARS IN THOUSANDS)
1999........................................................   $ 1,466      $ 34,674
2000........................................................     1,466        32,294
2001........................................................     1,382        28,993
2002........................................................     1,322        27,503
2003........................................................     1,325        26,692
After 2003..................................................     9,952       145,318
                                                               -------      --------
          Total.............................................    16,913      $295,474
                                                                            ========
Less imputed interest.......................................    (5,357)
                                                               -------
Present value of minimum lease payments.....................    11,556
Less current portion........................................      (808)
                                                               -------
                                                               $10,748
                                                               =======

                               THE BELK COMPANIES

     Rental expense for all operating leases consists of the following:

                                                                   FISCAL YEAR ENDED
                                                        ---------------------------------------
                                                        JANUARY 31,   FEBRUARY 1,   FEBRUARY 3,
                                                           1998          1997          1996
                                                        -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
Buildings:
  Minimum rentals.....................................    $32,941       $29,982       $26,091
  Contingent rentals..................................      5,037         4,562         4,316
Equipment.............................................     10,385        10,484        10,630
                                                          -------       -------       -------
          Total rental expense........................    $48,363       $45,028       $41,037
                                                          =======       =======       =======

     Contingent rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities.

(12) INCOME TAXES

     Federal and state income tax expense (benefit) from continuing operations was as follows:

                                                                   FISCAL YEAR ENDED
                                                        ---------------------------------------
                                                        JANUARY 31,   FEBRUARY 1,   FEBRUARY 3,
                                                           1998          1997          1996
                                                        -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
Current:
  Federal.............................................    $28,212       $31,427       $19,160
  State...............................................      6,014         7,200         4,565
                                                          -------       -------       -------
                                                           34,226        38,627        23,725
Deferred:
  Federal.............................................     (3,280)           91          (578)
  State...............................................     (1,046)           84          (760)
                                                          -------       -------       -------
                                                           (4,326)          175        (1,338)
                                                          -------       -------       -------
Income taxes..........................................    $29,900       $38,802       $22,387
                                                          =======       =======       =======

     A reconciliation between income taxes from continuing operations computed using the effective income tax rate and the federal statutory income tax rate of 35% is as follows:

                                                                   FISCAL YEAR ENDED
                                                        ---------------------------------------
                                                        JANUARY 31,   FEBRUARY 1,   FEBRUARY 3,
                                                           1998          1997          1996
                                                        -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
Income tax at the statutory federal rate..............    $25,522       $34,739       $21,952
State income taxes, net of federal income tax
  benefit.............................................      3,229         4,735         2,473
Other.................................................      1,149          (672)       (2,038)
                                                          -------       -------       -------
Income taxes..........................................    $29,900       $38,802       $22,387
                                                          =======       =======       =======

                               THE BELK COMPANIES

     Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consist of:

                                                              JANUARY 31,   FEBRUARY 1,
                                                                 1998          1997
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Benefit plan costs........................................   $ 15,512     $    14,520
  Tax carryovers............................................     10,362           6,963
  Inventory capitalization..................................      4,512           4,469
  Allowance for doubtful accounts...........................      3,183           2,521
  Capitalized leases........................................        843             970
  Other.....................................................      9,599           6,626
                                                               --------     -----------
Gross deferred tax assets...................................     44,011          36,069
Less valuation allowance....................................     (2,705)         (3,488)
                                                               --------     -----------
Net deferred tax assets.....................................     41,306          32,581
Deferred tax liabilities:
  Investment securities.....................................      8,102           5,930
  Property and equipment....................................     17,161          16,104
  Prepaid pension costs.....................................        846           1,529
  Provision for gain on disposal of discontinued
     operations.............................................     29,897          29,897
  Other.....................................................      6,728           3,612
                                                               --------     -----------
Gross deferred tax liabilities..............................   $ 62,734     $    57,072
                                                               --------     -----------
          Net deferred tax assets (liabilities).............   $(21,428)    $   (24,491)
                                                               ========     ===========

     The change in the valuation allowance was a decrease of $783 and $2,191 for January 31, 1998 and February 1, 1997, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the temporary differences becoming deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     As of January 31, 1998, the Company has net operating loss and contribution carryforwards for federal and state income tax purposes of approximately $20,819 and $44,389, respectively, which are available to offset future taxable income, if any. These carryforwards expire at various intervals through 2013. In addition, the Company has alternative minimum tax credit carryforwards of approximately $969 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

(13) PENSION BENEFITS

     The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the five years before retirement. The cost of pension benefits has been determined by the projected unit credit actuarial method in accordance with SFAS No. 87 "Employers' Accounting for Pensions."

                               THE BELK COMPANIES

     The following table sets forth the plan's funded status and amounts recognized in the Company's combined balance sheets at January 31, 1998 and February 1, 1997:

                                                              JANUARY 31,   FEBRUARY 1,
                                                                 1998          1997
Actuarial present value of benefit obligations:               -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
Vested benefit obligation...................................   $185,868      $156,651
                                                               ========      ========
Accumulated benefit obligation..............................   $189,673      $159,054
                                                               ========      ========
Projected benefit obligation................................   $209,469      $183,083
Plan assets at fair value...................................    332,775       289,482
                                                               --------      --------
Plan assets in excess of projected benefit obligation.......    123,306       106,399
Unrecognized net gain.......................................   (120,154)      (94,136)
Unrecognized prior service cost.............................      4,797            --
Unrecognized net asset at January 1, 1986 being recognized
  over 15 years.............................................     (5,699)       (7,664)
                                                               --------      --------
Prepaid pension cost........................................   $  2,250      $  4,599
                                                               ========      ========

     Net pension cost for fiscal years 1998, 1997 and 1996 includes the following components:

                                                        JANUARY 31,   FEBRUARY 1,   FEBRUARY 3,
                                                           1998          1997          1996
                                                        -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
Service cost..........................................    $10,688       $10,657       $11,118
Interest cost on projected benefit obligation.........     14,924        13,202        13,196
Actual return on plan assets..........................    (20,064)      (19,146)      (18,021)
Net amortization and deferral.........................     (3,199)       (2,998)       (3,724)
                                                          -------       -------       -------
Net pension cost......................................    $ 2,349       $ 1,715       $ 2,569
                                                          =======       =======       =======

     Assumptions used in accounting for the pension plan as of January 31, 1998 and February 1, 1997 were:

                                                        JANUARY 31,   FEBRUARY 1,   FEBRUARY 3,
                                                           1998          1997          1996
                                                        -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
Discount rates........................................    7.25%         7.75%         7.25%
Rates of increase in compensation levels..............     4.00          4.00          4.00
Expected long-term rate of return on assets...........     8.50          8.50          8.50

(14) OTHER POSTRETIREMENT BENEFIT PLANS

     The Company has a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain retired full-time employees. The Company accounts for postretirement benefits by recognizing the cost of these benefits over an employee's estimated term of service with the Company.

                               THE BELK COMPANIES

     The following table presents the plan's funded status reconciled with amounts recognized in the Company's combined balance sheets at January 31, 1998 and February 1, 1997:

                                                              JANUARY 31,   FEBRUARY 1,
                                                                 1998          1997
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
Accumulated postretirement benefit obligation:
Retirees....................................................   $ 20,297      $ 16,295
Active plan participants....................................     12,035        11,448
                                                               --------      --------
Accumulated postretirement benefit obligation...............     32,332        27,743
Unrecognized net obligation at February 1, 1993 being
  recognized over 20 years..................................    (14,022)      (14,957)
Unrecognized net loss.......................................    (10,667)       (6,884)
                                                               --------      --------
Accrued postretirement benefit cost.........................   $  7,643      $  5,902
                                                               ========      ========

     Net postretirement benefit cost for fiscal years 1998, 1997 and 1996 includes the following components:

                                                        JANUARY 31,   FEBRUARY 1,   FEBRUARY 3,
                                                           1998          1997          1996
                                                        -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
Service cost..........................................    $  454        $  455        $  343
Interest cost.........................................     2,287         2,044         1,968
Net amortization and deferral.........................     1,329         1,298         1,104
                                                          ------        ------        ------
Net postretirement benefit cost.......................    $4,070        $3,797        $3,415
                                                          ======        ======        ======

     For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal year 1998; the rate was assumed to decrease gradually to 5.5% by fiscal year 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of January 31, 1998 by $2,207 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended January 31, 1998 by $285.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25%, 7.75% and 7.25% at January 31, 1998, February 1, 1997, and February 3, 1996, respectively.

(15) OTHER EMPLOYEE BENEFITS

     The Belk Employees' Group Medical Plan provides medical benefits to substantially all full-time employees of the Belk Companies. This Plan is "self-funded" for medical benefits through a 501(c)(9) Trust. The Group Life Insurance Plan, The Belk Employees Group Dental Insurance Plan and The Belk Employees Short Term Disability Insurance Plan provide insurance to substantially all full-time employees of the Belk Companies and are fully insured through contracts issued by insurance companies. Contributions by the Company under these plans amounted to approximately $11,584, $12,311 and $12,268 in fiscal years 1998, 1997 and 1996, respectively.

     The Belk 401(K) Savings Plan, a contributory, defined contribution multi-employer plan, provides benefits for substantially all employees of the Belk Companies. The costs of the plan generally represent 10% of profits, as defined, and amounted to approximately $16,292, $14,003 and $10,848 in fiscal years 1998, 1997 and 1996, respectively.

                               THE BELK COMPANIES

     Beginning on January 1, 1998, the contributions to the 401(K) Savings Plan are comprised of a matching contribution, generally 50% of the employees' contribution up to 6% of eligible compensation, and a basic contribution, generally 2% of eligible compensation, regardless of the employees' contributions

     The Supplemental Executive Retirement Plan ("SERP") is a non-qualified defined benefit retirement plan which provides retirement and death benefits to certain qualified executives of the Company. Total SERP costs charged to operations were approximately $1,336, $1,002 and $1,987 in fiscal years 1998, 1997 and 1996, respectively. The effective discount rate used in determining the net periodic SERP cost is 7.25%, 7.75% and 7.25% for fiscal years 1998, 1997 and 1996, respectively. Actuarial gains and losses are amortized over the average remaining service lives of the participants.

     Certain eligible employees participate in a non-qualified Deferred Compensation Plan ("DCP"). Participants in the plan have elected to defer a portion of their regular compensation subject to certain limitations prescribed by the DCP. The Company is required to pay interest on the employees' deferred compensation at various rates between 9% and 15%. Total interest expense related to this plan and charged to operations was approximately $3,028, $2,768 and $2,598 in fiscal years 1998, 1997 and 1996, respectively.

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Carrying values approximate fair values for financial instruments that are short-term in nature, such as cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and lines of credit. The fair value of other financial instruments are as follows:

                                               JANUARY 31, 1998              FEBRUARY 1, 1997
                                          ---------------------------   ---------------------------
                                          CARRYING VALUE   FAIR VALUE   CARRYING VALUE   FAIR VALUE
                                          --------------   ----------   --------------   ----------
                                                           (DOLLARS IN THOUSANDS)
Notes payable...........................     $ 41,297       $ 41,297       $139,552       $138,993
Long-term debt (excluding capitalized
  leases)...............................      288,026        290,574        207,496        209,487
Interest rate swap agreements...........           --         (4,605)            --             --
Investment securities...................       37,223         37,849         32,781         33,267

     The fair value of the Company's fixed rate long-term debt and notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The carrying values of the Company's variable rate long-term debt and notes payable are reasonable estimates of fair value.

     The fair value of interest rate swap agreements is the estimated amount that the Company would pay to terminate the swap agreement, taking into account current credit worthiness of the swap counterparties.

(17) RELATED PARTY TRANSACTIONS

     The Company owns a 37% interest in Belk-Simpson, an affiliated retail company. The Company has outstanding receivable balances from Belk-Simpson of $12,038 and $10,541 at January 31, 1998 and February 1, 1997, respectively, which are included in prepaid expenses and other current assets in the combined balance sheets. The Company also has a loan payable to Belk-Simpson which is included in deferred compensation and other non-current liabilities in the combined balance sheets. The outstanding balances on this loan are $7,204 and $7,851 at January 31, 1998 and February 1, 1997, respectively.

     Various officers and directors of the Company have outstanding loans with the Company at a fixed rate of 7.5%. The balances of these loans are $981 and $2,226 as of January 31, 1998 and February 1, 1997, respectively.

     Various officers, directors and employees of the Company have demand deposits with the Company. The deposits are invested in highly liquid securities and other investments and earn interest at the 30 day secondary

                               THE BELK COMPANIES

CD rate less 50 basis points. The aggregate amount of demand deposits are $4,087 and $4,065 at January 31, 1998 and February 1, 1997, respectively.

     On November 21, 1996, several directors, executive officers, and their families sold 6,601.33 shares of common stock of the corporations that owned and operated the 42 Leggett stores acquired in the Leggett acquisition to Belk of Virginia, Inc. for $6,019.

     On August 1, 1997, Belk Finance Company guaranteed a $5,000 bank loan made to Brothers Investment Company. This loan bears interest at the prime rate as established by the Federal Reserve Bank, less 0.5% per annum, payable monthly, and is due on July 31, 1998. At January 31, 1998, this loan had an outstanding balance of $5,000. John M. Belk, the current Chairman of the Board of all of the Belk Companies, owns 50% of Brothers Investment Company and is a director of Brothers Investment Company. The estate of Thomas M. Belk, of which John M. Belk is a co-executor, owns the remaining 50% of Brothers Investment Company.

(18) THE BELK COMPANIES

     The following list represents the related entities (referred to in note 1), included in the Belk Companies:

     Belk-Simpson Company of Paragould, Arkansas, Inc.
     Belk Department Store of Stuttgart, Ark., Inc.
     Belk-Lindsey Stores, Inc.
     Belk's Department Store of Albany, Georgia
     Belk of Americus, Ga., Inc.
     Belk of Athens, Ga., Inc.
     Belk-Simpson Co., of Bainbridge, Ga., Inc.
     Belk of Canton, Ga., Inc.
     Belk-Rhodes Company, of Carrollton, Ga.
     Belk's Department Store of Cartersville, Georgia, Incorporated Belk of Cornelia, Ga., Inc.
     Belk of Covington, Ga., Inc.
     Belk of Dalton, Ga., Inc.
     Belk-Matthews Company of Dublin, Georgia
     Belk of Hartwell, Ga., Inc.
     Belk of LaGrange, Ga., Inc.
     Belk of Lawrenceville, Ga., Inc.
     Belk-Matthews Company of Macon, Georgia
     Belk-Matthews Company of Milledgeville, Ga., Inc.
     Belk of Monroe, Ga., Inc.
     Belk of Newnan, Ga., Inc.
     Belk-Rhodes Company, (Rome, Georgia)
     Belk of Statesboro, Ga., Inc.
     Belk of Thomaston, Ga., Inc.
     Belk of Toccoa, Ga., Inc.
     Belk-Matthews Company, Vidalia, Georgia, Inc.
     Belk of Washington, Ga., Inc.
     Belk of Waycross, Ga., Inc.
     Belk-Simpson Company of Corbin, Kentucky, Incorporated
     Belk-Simpson Company of Harlan, Kentucky, Incorporated
     Belk of Miss., Inc.
     Belk Department Store of Ahoskie, N.C., Inc.

                               THE BELK COMPANIES

     Belk's Department Store of Albemarle, North Carolina, Incorporated Belk of Asheboro, N.C., Inc.
     Belk's Department Store of Asheville, North Carolina, Incorporated Belk-Matthews Company
     Belk's Department Store of Boone, North Carolina, Incorporated Belk's Department Store of Brevard, N.C. Incorporated
     Belk-Beck Company of Burlington, North Carolina, Inc.
     Belk Brothers Company
     Belk Enterprises, Inc.
     Belk-Matthews Company of Cherryville, N.C., Incorporated
     Belk Department Store of Clinton, N.C., Inc.
     Belk's Department Store of Dunn, North Carolina, Incorporated
     Belk Department Store of Eden, N.C., Inc.
     Belk Department Store of Elkin, N.C., Inc.
     Belk Department Store of Forest City, N.C., Inc.
     Hudson-Belk Co. of Fuquay-Varina, N.C., Inc.
     Matthews-Belk Company
     Belk Department Store of Greenville, N.C., Inc.
     Belk-Simpson Company of Hendersonville, N.C., Incorporated
     Belk Department Store of Hickory, N.C., Inc.
     Belk-Beck Co. of High Point, N.C., Inc.
     Belk's Department Store of Jacksonville, N.C., Inc.
     Belk's Department Store of Lenoir, North Carolina, Incorporated Belk Department Store of Lincolnton, N.C., Inc.
     Belk Brothers of Monroe, North Carolina, Incorporated
     Belk's Department Store of Morehead City, N.C., Inc.
     Belk's Department Store of Mount Airy, North Carolina, Incorporated Belk's Department Store of New Bern, N.C., Incorporated
     Hudson-Belk Company
     Belk Department Store of Reidsville, N.C., Inc.
     Belk's Department Store of Rockingham, N.C., Incorporated Belk-Harry Company -- Salisbury, N.C.
     Belk Department Store of Shelby, N.C., Inc.
     Belk of Siler City, N.C., Inc.
     Belk Department Store of Waynesville, N.C., Inc.
     Belk Department Store of Wilkesboro, N.C., Inc.
     Belk's Department Store, Incorporated of Aiken, South Carolina Gallant-Belk Company
     Belk's Department Store of Batesburg, S.C., Inc.
     Belk-Simpson Company, Incorporated of Beaufort, South Carolina Belk's Department Store of Camden, S.C., Incorporated
     Belk Department Store of Charleston, S.C., Inc.
     Belk's Department Store of Conway, S.C., Incorporated
     Belk's Department Store of Florence, S.C., Incorporated
     Belk's Department Store of Gaffney, South Carolina, Incorporated Belk of Georgetown, S.C., Inc.
     Belk Department Store of Greenwood, S.C., Inc.
     Belk's Department Store of Hartsville, S.C., Incorporated
     Belk's Department Store, Incorporated, of Lake City, South Carolina

                               THE BELK COMPANIES

     Belk's Department Store of Lancaster, S.C., Inc.
     Belk's Department Store of Laurens, South Carolina, Incorporated Belk of Orangeburg, S.C., Inc.
     Belk of Seneca, S.C., Inc.
     Belk of Spartanburg, S.C., Inc.
     Belk of Union, S.C., Inc.
     Belk of Walterboro, S.C., Inc.
     Belk's Department Store of Winnsboro, S.C., Incorporated Parks-Belk Company of Clarksville, Tennessee
     Belk Department Store of Greenville, Texas, Inc.
     Belk's Department Store of Paris, Texas, Inc.
     Parks-Belk Company, Incorporated
     Belk of Danville, Va., Inc.
     Belk of Lynchburg, Va., Inc.
     Belk Stores of Virginia, Inc.
     Belk of Roanoke, Va., Inc.
     Belk of South Boston, Va., Inc.
     Belk of Dawson, Ga., Inc.
     Belk of Elberton, Ga., Inc.
     Belk of Thomson, Ga., Inc.
     Belk Department Store of Edenton, N.C., Inc.
     Belk of Thomasville, N.C., Inc.
     Belk's Department Store of Chesterfield, S.C., Incorporated Belk's Department Store of Columbia, South Carolina, Incorporated Belk Finance Company
     Belk-Simpson Realty Company
     Belk of Lawrenceville, Va., Inc.
     Belk Realty of Radford, Va., Inc.
     Belk Realty of Staunton, Va., Inc.
     Belk Outlet Center, Inc.
     Belk of St. Augustine, Fla., Inc.
     Belk-Simpson Company of Somerset, Kentucky, Incorporated
     Belk Stores of Maryland, Inc.
     Belk Charlotte, Inc.
     Belk Department Store of Greensboro, N.C., Inc.
     Belk of Roanoke Rapids, N.C., Inc.
     Belk Department Store of North Augusta, S.C., Inc.
     Belk's Department Store of Rock Hill, S.C., Incorporated
     Belk Department Store of Chattanooga, Tennessee, Incorporated Parks-Belk Company of Wise, Virginia, Incorporated
     Belk of West Virginia, Inc.
     Belk Brothers Properties, Inc.
     Belk Investment Company
     Belk of Virginia, Inc.
     Belk of Delaware, Inc.
     Archdale Advertising Agency, Inc.
     Belk Leasing Company
     Belk Stores Services, Inc.
     United Electronic Services, Inc.

                               THE BELK COMPANIES

     Belk Stores Mutual Insurance Company
     The Belk Center, Inc.
     Belk International, Inc.
     TAGS Stores, LLC
     Belk, Inc.
     Belk Funding, LLC

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND SCHEDULES

     1. Financial Statements

        A. Historical Combined Financial Statements of Belk, Inc. (See page 1)

           Report of Independent Certified Public Accountants.

           Combined Statements of Income for the years ended January 31, 1998, February 1, 1997 and February 3, 1996.

           Combined Balance Sheets as of January 31, 1998 and February 1, 1997.

           Combined Statements of Shareholders' Equity for the years ended January 31, 1998, February 1, 1997 and February 3, 1996.

           Combined Statements of Cash Flows for the years ended January 31, 1998, February 1, 1997 and February 3, 1996.

           Notes to Combined Financial Statements.

          B. Pro Forma Combined Financial Statements (See page 25)

           Unaudited Pro Forma Condensed Statement of Income for the year ended January 31, 1998

           Unaudited Pro Forma Condensed Balance Sheet as of the year ended January 31, 1998

               UNAUDITED PRO FORMA CONDENSED FINANCIAL STATEMENTS

     The following unaudited pro forma condensed financial statements are based upon the financial statements of the Belk Companies, combined and adjusted to give effect to the Reorganization (see Notes to Combined Financial Statements, page 7). The unaudited pro forma condensed statement of income for the year ended January 31, 1998 gives effect to the Reorganization as if it had occurred at the beginning of the first period presented. The unaudited pro forma condensed balance sheet at January 31, 1998 gives effect to the Reorganization as if it had occurred on such date. These unaudited pro forma condensed financial statements should be read in conjunction with the audited historical combined financial statements including the notes thereto, included elsewhere herein.

     The unaudited pro forma condensed financial statements are not necessarily indicative of the results of operations or financial position of Belk, Inc. that would have occurred had the Reorganization occurred at the beginning of the first period presented or on the date indicated, nor are they necessarily indicative of the future operating results or financial position of Belk, Inc. The pro forma condensed financial statements reflect the preliminary allocation of the purchase price as the purchase price allocation has not been finalized.

     The unaudited pro forma adjustments are based upon certain assumptions included in the notes to the unaudited pro forma financial statements. Management believes that these assumptions are reasonable under the circumstances.

     The unaudited pro forma financial statements presented do not reflect future events that may occur after the Reorganization has been consummated. Management believes that operating expense synergies of the combined operations will be realized post-Reorganization. However, for the purposes of the unaudited pro forma financial statements presented herein, these synergies have not been reflected because their realization cannot be assured.

     The Reorganization is reflected in the unaudited pro forma condensed financial statements as a purchase business combination in accordance with the provisions of Accounting Principles Board Opinion Number 16, and the Commission's Staff Accounting Bulletin Number 97. Belk Enterprises, Inc., one of the combined Belk Companies, is deemed to be the acquiring corporation because its shareholders will receive a larger portion of the voting rights in the combined corporation than any other Belk company.

     The unaudited pro forma condensed financial statements include adjustments to reflect the acquisition of the Belk-Simpson retail operations (see Notes to Combined Financial Statements, page 7). Belk-Simpson is included in the historical financial statements of the Belk Companies as a 37% equity investment. The unaudited pro forma condensed financial statements reflect 100% of the Belk-Simpson retail operations and exclude the sold investment assets.

                               THE BELK COMPANIES

               UNAUDITED PRO FORMA CONDENSED STATEMENT OF INCOME
                          YEAR ENDED JANUARY 31, 1998

                                                                        THE BELK
                                                           (1)          COMPANIES
                                         HISTORICAL    BELK-SIMPSON     PRO FORMA        PRO FORMA
                                          COMBINED     ADJUSTMENTS     ADJUSTMENTS      BELK, INC.
                                         ----------    ------------    -----------      -----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...............................  $1,974,102      $ 68,164        $    --        $ 2,042,266
Cost of goods sold (including occupancy
  and buying expenses).................   1,317,278        45,920             --          1,363,198
Selling, general and administrative
  expenses.............................     543,245        19,483         (4,660)(2)        558,068
Impairment of long-lived assets........       6,260            --         (2,912)(3)          3,348
                                         ----------      --------        -------        -----------
Income from operations.................     107,319         2,761          7,572            117,652
Interest expense.......................     (39,950)         (563)        (2,741)(4)        (43,254)
Interest income........................       5,288            --             --              5,288
Loss on sale of property and
  equipment............................      (1,058)         (593)            --             (1,651)
Other income, net......................       1,320            80             --              1,400
                                         ----------      --------        -------        -----------
Income from continuing operations
  before income taxes and equity in
  earnings of unconsolidated
  entities.............................      72,919         1,685          4,831             79,435
Income taxes...........................      29,900           512          1,362(5)          31,774
                                         ----------      --------        -------        -----------
Income from continuing operations
  before equity in earnings of
  unconsolidated entities..............      43,019         1,173          3,469             47,661
Equity in earnings of unconsolidated
  entities, net of income taxes........      16,653       (16,653)            --                 --
                                         ----------      --------        -------        -----------
Income from continuing operations......  $   59,672      $(15,480)       $ 3,469        $    47,661
                                         ==========      ========        =======        ===========
Income from continuing operations per
  share................................                                                 $      0.85
                                                                                        ===========
Pro forma weighted average shares
  outstanding..........................                                                  56,005,817
                                                                                        ===========

                               THE BELK COMPANIES

                NOTES TO PRO FORMA CONDENSED STATEMENT OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                               PRO FORMA
                                                              ADJUSTMENTS
                                                              -----------
(1) Adjustments to reflect Belk-Simpson as if the retail
    operations of Belk-Simpson had been acquired by the Belk
    Companies on February 2, 1997.
(2) Adjustments to selling, general and administrative
    expenses consist of the following:
     To record the pro forma increase in depreciation
    related to the allocation of fair market values to
    property and equipment, net, based on the estimated fair
    market value of the combined Belk Companies. The
    increase of $73,443 will be depreciated over the average
    remaining life of property and equipment, net, of 23
    years...................................................    $ 3,193
     To record the pro forma decrease in amortization
    related to the allocation of fair market value to
    leasehold improvements based on the estimated fair
    market value of the combined Belk Companies. The
    decrease of $21,488 will be amortized over the average
    remaining life for leasehold improvements of 10
    years...................................................     (2,148)
     To record the pro forma net decrease in expense for the
    Company's defined benefit pension plan, defined benefit
    health care plan and Supplemental Executive Retirement
    Plan (the "Retirement Plans") related to adjusting the
    Retirement Plans to their estimated fair market
    values..................................................     (2,966)
     To record the decrease in amortization expense related
    to the elimination of intangible assets which were
    recorded in a previous purchase business
    combination. ...........................................     (3,276)
     To record the amortization of Reorganization costs. ...        537
                                                                -------
                                                                ($4,660)
                                                                =======
(3) To reverse impairment losses attributed to intangible
    assets which were recorded in a previous business
    combination. ...........................................    ($2,912)
                                                                =======
(4) Adjustments to interest expense consist of the
    following:
     To record the increase in interest expense related to
    the debt acquired to redeem shares from dissenting
    shareholders. The debt is estimated to be $51 million
    with an interest rate of 6.9%. .........................    ($3,519)
     To record amortization related to the allocation of
    fair market values to interest rate swap agreements. The
    interest rate swap agreements of $3,114 will be
    amortized over the average remaining life of 4
    years. .................................................        778
                                                                -------
                                                                ($2,741)
                                                                =======
(5) Adjustment to reflect income taxes based upon the pro
    forma pre-tax income as if the Belk Companies had been
    subject to federal and state income taxes at an
    effective tax rate of 40%. .............................    $ 1,362
                                                                =======

                               THE BELK COMPANIES

                  UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                             AS OF JANUARY 31, 1998

                                                                         THE BELK
                                                            (1)          COMPANIES
                                          HISTORICAL    BELK-SIMPSON     PRO FORMA       PRO FORMA
                                           COMBINED     ADJUSTMENTS     ADJUSTMENTS      BELK, INC.
                                          ----------    ------------    -----------      ----------
                                                           (DOLLARS IN THOUSANDS)
Current Assets:
  Cash and cash equivalents.............  $   16,263      $     91       $      --       $   16,354
  Accounts receivable, net..............     353,509        12,835              --          366,344
  Merchandise inventory.................     431,169        14,935              --          446,104
  Other current assets..................      39,117       (11,521)             --           27,596
                                          ----------      --------       ---------       ----------
          Total current assets..........     840,058        16,340              --          856,398
Investments.............................      76,069       (38,846)             --           37,223
Property and equipment, net.............     395,771        21,684          50,841(2)       468,296
Other noncurrent assets.................      36,604           630          74,810(3)       112,044
                                          ----------      --------       ---------       ----------
          Total assets..................  $1,348,502      $   (192)      $ 125,651       $1,473,961
                                          ==========      ========       =========       ==========
Current Liabilities:
  Accounts payable......................  $  123,573      $  3,248       $   2,155(4)    $  128,976
  Accrued expenses......................      67,520         1,526              --           69,046
  Accrued income taxes..................       3,363          (801)             --            2,562
  Lines of credit and notes payable.....      59,323           892              --           60,215
  Current installments of long-term debt
     and capital lease obligations......      89,133           400              --           89,533
                                          ----------      --------       ---------       ----------
          Total current liabilities.....     342,912         5,265           2,155          350,332
Deferred income taxes...................      28,866            --          11,272(5)        40,138
Long-term debt and capital lease
  obligations, excluding current
  installments..........................     210,449         1,500          51,000(6)       262,949
Deferred compensation and other
  non-current liabilities...............      50,508        (4,466)         23,350(7)        69,392
                                          ----------      --------       ---------       ----------
          Total liabilities.............     632,735         2,299          87,777          722,811
Deferred income.........................      11,982            --              --           11,982
Shareholders' Equity:
  Common stock..........................      70,629         8,087         (78,156)(8)          560
  Paid in capital.......................         470            --         585,980(9)       586,450
  Net unrealized gain (loss) on
     investments........................      13,852          (147)        (13,047)(10)         658
  Retained earnings.....................     618,834       (10,431)       (456,903)(11)     151,500
                                          ----------      --------       ---------       ----------
          Total shareholders' equity....  $  703,785      $ (2,491)      $  37,874       $  739,168
                                          ----------      --------       ---------       ----------
                                          $1,348,502      $   (192)      $ 125,651       $1,473,961
                                          ==========      ========       =========       ==========

                   NOTES TO PRO FORMA CONDENSED BALANCE SHEET

                                                                     PRO FORMA
                                                                     ADJUSTMENT
                                                                     ----------
 (1)   Adjustments to reflect Belk-Simpson as if the retail
       operations of Belk-Simpson had been acquired by the Belk
       Companies on January 31, 1998.
 (2)   Amount represents the purchase price allocated to property and equipment, net, in excess of historical cost............  $  50,841
                                                                     =========
 (3)   Adjustments to other assets consist of the following:
       To eliminate intangible assets which were recorded in a
       previous purchase business combination......................  $ (16,926)
       Amount represents the estimated fair market value of the
       defined benefit pension plan net assets in excess of
       historical cost amounts.....................................     89,581
       To record the anticipated costs incurred in connection with the Reorganization. The costs are estimated to be $5,373 of
       which $3,218 was paid and capitalized at January 31, 1998...      2,155
                                                                     ---------
                                                                     $  74,810
                                                                     =========
 (4)   To record the anticipated costs incurred in connection with the Reorganization. The costs are estimated to be $5,373 of
       which $3,218 was paid and capitalized at January 31, 1998...  $   2,155
                                                                     =========
 (5)   To adjust existing deferred taxes to the amounts that they are expected to be settled for or realized..................  $ (36,002)
       To record the deferred taxes related to the pro forma
       adjustments.................................................     47,274
                                                                     ---------
                                                                     $  11,272
                                                                     =========
 (6)   To record the debt assumed to be incurred to redeem shares from dissenting shareholders................................  $  51,000
                                                                     =========
 (7)   Amount represents the estimated fair market value of the
       Retirement Plans liabilities in excess of historical
       amounts.....................................................  $  20,236
       Amount represents the estimated fair market value of the
       interest rate swap agreement liabilities in excess of
       historical amounts..........................................      3,114
                                                                     ---------
                                                                     $  23,350
                                                                     =========
 (8)   Adjustments to record the pro forma shares outstanding......  $ (78,156)
                                                                     =========
 (9)   Net effect of purchase accounting adjustments...............  $ 585,980
                                                                     =========
(10)   Adjustment to reduce the net unrealized gain or loss to the amount on the acquirer's records............................  $ (13,047)
                                                                     =========
(11)   Adjustment to reduce the combined retained earnings to the amount on the acquirer's records............................  $(456,903)
                                                                     =========

     2. Financial Statement Schedules

     Not applicable.

     3. Exhibits

        (27.1)  Financial Data Schedule is filed herein as an Exhibit.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of June, 1998.

                                          BELK, INC.
                                          (Registrant)

                                          By:       /s/ JOHN M. BELK

                                            ------------------------------------
                                                        John M. Belk
                                              Chairman of the Board and Chief
                                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on June 8, 1998.

                              /s/ JOHN M. BELK
             ------------------------------------------------------
                                  John M. Belk
               Chairman of the Board and Chief Executive Officer
                         (Principal Executive Officer)

                           /s/ THOMAS M. BELK, JR.
             ------------------------------------------------------
                              Thomas M. Belk, Jr.
                             President and Director

                            /s/ H. W. MCKAY BELK
             ------------------------------------------------------
                                H. W. McKay Belk
                             President and Director

                              /s/ JOHN R. BELK
             ------------------------------------------------------
                                  John R. Belk
                             President and Director

                             /s/ BILL R. WALTON
             ------------------------------------------------------
                                 Bill R. Walton
                Senior Vice President, Controller and Treasurer
                         (Principal Accounting Officer)

                           /s/ J. KIRK GLENN, JR.
             ------------------------------------------------------
                               J. Kirk Glenn, Jr.
                                    Director

                           /s/ KARL G. HUDSON, JR.
             ------------------------------------------------------
                              Karl G. Hudson, Jr.
                                    Director

                              /s/ JOHN A. KUHNE
             ------------------------------------------------------
                                 John A. Kuhne
                                    Director

                          /s/ B. FRANK MATTHEWS, II
             ------------------------------------------------------
                             B. Frank Matthews, II
                                    Director