Form 10-Q
period 1998-05-02
BELK INC
filed 1998-06-16
CIK 1051771

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.


         For the quarterly period ended MAY 2, 1998
                                        ---------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from                  to
                                       -----------------   --------------------

                        Commission file number 333-42935
                                               ---------

                                   BELK, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)

          Delaware                                             56-2058574
-------------------------------------------------------------------------------
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

2801 West Tyvola Road, Charlotte, North Carolina                28217-4500
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)


Registrant's Telephone Number, including Area Code (704) 357-1000
                                                   -----------------------------


--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.


Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes [X]    No
                                     ------    ------

Number of shares of Class A common stock outstanding as of the close of business on June 6, 1998: 56,005,817

                                   BELK, INC.


                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I.     FINANCIAL INFORMATION
    Item 1.     Financial Statements (unaudited)

       Statements of Income for the                                                     2
           Three months ended
           May 2, 1998 and May 3, 1997

       Balance Sheets as of                                                             3
           May 2, 1998 and January 31, 1998

        Statement of Changes in Shareholders' Equity for the                            4
            Three months ended
              May 2, 1998

        Statements of Cash Flows for the                                                5
           Three months ended
           May 2, 1998 and May 3, 1997

        Notes to Financial Statements                                                   7

    Item 2.     Management's Discussion and Analysis of Financial                       9
                    Condition and Results of Operations

PART II.     OTHER INFORMATION

    Item 4.     Submission of Matters to a Vote of Security Holders                    11

    Item 5.     Other Information                                                      11

    Item 6.     Exhibits and Reports on Form 8-K                                       11

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:

                                   BELK, INC.
                              STATEMENTS OF INCOME
                             (dollars in thousands)


                                                                  Predecessor Companies
                                                               ----------------------------
                                                                    Three Months Ended
                                                               ----------------------------
                                                                 May 2,             May 3,
                                                                  1998               1997
                                                               ---------          ---------

Revenues                                                       $ 450,276          $ 448,843
Cost of goods sold (including occupancy
     and buying expenses)                                        304,783            305,754
Selling, general and administrative expenses                     121,997            121,299
                                                               ---------          ---------
Income from operations                                            23,496             21,790
Interest expense, net                                             (8,479)            (7,953)
Other income, net                                                     88                456
                                                               ---------          ---------
Income from continuing operations before income
     taxes and equity in earnings of unconsolidated
     entities                                                     15,105             14,293
Income taxes                                                       5,870              5,500
                                                               ---------          ---------
Income from continuing operations before equity in
     earnings of unconsolidated entities                           9,235              8,793
Equity in earnings of unconsolidated entities, net of
     income taxes of $120 and $46 for the three months
     ended May 2, 1998 and May 3, 1997, respectively                 188                 72
                                                               ---------          ---------
Income from continuing operations                                  9,423              8,865
Loss from discontinued operations, net of
     income tax benefit of $320                                     --                 (501)
                                                               ---------          ---------
Net income before extraordinary item                               9,423              8,364

Extraordinary item - loan prepayment penalty,
     net of income tax benefit of $670                            (1,004)              --
                                                               ---------          ---------

Net income                                                     $   8,419          $   8,364
                                                               =========          =========


See accompanying notes to financial statements.

                                   BELK, INC.
                                 BALANCE SHEETS
                             (dollars in thousands)


                                                                                       Predecessor
                                                                    Belk, Inc.          Companies
                                                                    ----------         -----------
                                                                      May 2,           January 31,
                                                                       1998               1998
                                                                    ----------         -----------
Assets
Current assets:
    Cash and cash equivalents                                       $   26,436         $   16,263
    Accounts receivable,  net                                          345,618            353,509
    Merchandise inventory                                              491,941            431,169
    Prepaid expenses and other current assets                           29,747             39,117
                                                                    ----------         ----------
Total current assets                                                   893,742            840,058
Investments in unconsolidated entities                                    --               38,846
Investment securities                                                   41,427             37,223
Property and equipment, net                                            471,755            395,771
Prepaid pension costs                                                   91,466              2,250
Intangible assets, net                                                    --               17,620
Other assets                                                            19,165             16,734
                                                                    ----------         ----------
Total assets                                                        $1,517,555         $1,348,502
                                                                    ==========         ==========

Liabilities, Deferred Income and Shareholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                           $  194,121         $  191,093
    Accrued income taxes                                                 2,365              3,363
    Lines of credit and notes payable                                  143,315             59,323
    Current installments of long-term
       debt and capital lease obligations                               89,037             89,133
    Other current liabilities                                           51,000               --
                                                                    ----------         ----------
Total current liabilities                                              479,838            342,912
Long-term debt and capital lease obligations,
    excluding current installments                                     176,723            210,449
Deferred compensation and other noncurrent liabilities                 112,181             79,374
                                                                    ----------         ----------
Total liabilities                                                      768,742            632,735
                                                                    ----------         ----------

Deferred income                                                         12,202             11,982
                                                                    ----------         ----------

Shareholders' equity:
    Common stock                                                           560             70,629
    Paid-in capital                                                    583,546                470
    Retained earnings                                                  151,690            618,834
    Accumulated other comprehensive income                                 815             13,852
                                                                    ----------         ----------
Total shareholders' equity                                             736,611            703,785
                                                                    ----------         ----------
Total liabilities, deferred income and shareholders' equity         $1,517,555         $1,348,502
                                                                    ==========         ==========


See accompanying notes to financial statements.

                                   BELK, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                                      Accumulated
                                                                                                         other
                                     Comprehensive     Common          Paid-in         Retained      comprehensive
                                         income         Stock          capital         earnings          income           Total
                                         ------         -----          -------         --------          ------           -----

Balance at January 31, 1998,
  Predecessor companies                    --         $ 70,629        $     470        $ 618,834        $ 13,852        $ 703,785
Comprehensive income:
  Net income                             $8,419           --               --              8,419            --              8,419
  Unrealized gains on investments,
    net of income taxes                   1,441           --               --               --             1,441            1,441
                                         ------
Comprehensive income                     $9,860
                                         ======
Cash dividends                                            --               --             (8,730)           --             (8,730)
Repurchase of stock                                        (50)            --             (3,450)           --             (3,500)
Acquisition of Belk companies                          (70,019)         583,076         (463,383)        (14,478)          35,196
                                                      --------        ---------        ---------        --------        ---------
Balance at May 2, 1998, Belk, Inc.                    $    560        $ 583,546        $ 151,690        $    815        $ 736,611
                                                      ========        =========        =========        ========        =========



See accompanying notes to financial statements.

                                   BELK, INC.
                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                         Three Months Ended
                                                                     --------------------------
                                                                      May 2,            May 3,
                                                                       1998              1997
                                                                     --------          --------
Cash flows from operating activities:
     Net income                                                      $  8,419          $  8,364
Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Depreciation and amortization                                     13,351            13,132
     Gains on sale of property and equipment and investments             (132)             (305)
     Equity in earnings of unconsolidated
       entities, net of income taxes                                     (188)              (72)
     Change in:
       Accounts receivable, net                                        20,335            15,504
       Merchandise inventory                                          (44,680)          (43,040)
       Prepaid expenses and other assets                              (12,651)           (8,922)
       Accounts payable and accrued expenses                           (1,905)           26,320
       Other assets and liabilities                                    (6,273)             (760)
                                                                     --------          --------
Net cash provided (used) by operating activities                      (23,724)           10,221
                                                                     --------          --------
Cash flows from investing activities:
     Purchases of property and equipment                               (9,144)          (17,834)
     Cash acquired from business formerly accounted
       for on the equity method                                        11,861              --
       Other                                                               56              (405)
                                                                     --------          --------
Net cash provided (used) by investing activities                        2,773           (18,239)
                                                                     --------          --------
Cash flows from financing activities:
     Proceeds from notes payable                                         --               6,000
     Payments on notes payable                                         (8,821)          (27,087)
     Proceeds from issuance of long-term debt                            --              27,507
     Principal payments on long-term debt and
       capital lease obligations                                      (40,638)          (12,257)
     Net proceeds from lines of credit                                 92,813            11,495
     Dividends paid                                                    (8,730)           (8,936)
     Repurchase of common stock                                        (3,500)             --
                                                                     --------          --------
Net cash provided (used) by financing activities                       31,124            (3,278)
                                                                     --------          --------
Net increase (decrease) in cash and cash equivalents                   10,173           (11,296)
Cash and cash equivalents at beginning of year                         16,263            56,115
                                                                     --------          --------
Cash and cash equivalents at end of year                             $ 26,436          $ 44,819
                                                                     ========          ========


                                                                     (continued)

                                   BELK, INC
                      STATEMENTS OF CASH FLOWS-(Continued)
                             (dollars in thousands)


                                                                         Three Months Ended
                                                                     --------------------------
                                                                      May 2,            May 3,
                                                                       1998              1997
                                                                     --------          --------
Supplemental schedule of noncash investing
     and financing activities:
     Increase in property and equipment and debt
       from new capital leases                                       $  5,016          $   --
     Acquisition of net assets of retail companies                     35,196              --



See accompanying notes to financial statements.

                                   BELK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(1)  ACQUISITION AND BASIS OF PRESENTATION

     On April 15 and 16, 1998, the shareholders of the 112 companies previously comprising the Belk Companies (the "Predecessor Companies") voted to approve the reorganization (the "Reorganization") of the 112 companies into a single operating entity, Belk, Inc. (the "Company"), pursuant to a Plan and Agreement of Reorganization, dated November 25, 1997, as amended, among Belk, Inc., Belk Acquisition Co. and the Belk Companies (the "Reorganization Agreement"). The accompanying balance sheet at May 2, 1998 reflects the adjustments to merge the companies with Belk, Inc. pursuant to the Reorganization Agreement. The balance sheet at January 31, 1998, along with the statements of income for the periods ended May 2, 1998 and May 3, 1997 have been prepared for purposes of depicting the combined financial position and results of operations of the Belk Companies, on a historical cost basis, that participated in the Reorganization.

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

(2)  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS

     As discussed in note 1 above, on April 15 and 16, 1998, the shareholders voted to approve the Reorganization. The following unaudited pro forma condensed statements of operations are based upon the combined statements of operations of the Belk Companies, adjusted to give effect to the Reorganization as if it had occurred at the beginning of each period. The unaudited pro forma condensed statements of operations reflect the preliminary allocation of the purchase price as the purchase price allocation has not been finalized.

     The Reorganization is reflected in the following unaudited pro forma condensed statements of operations as a purchase business combination in accordance with the provisions of Accounting Principles Board Opinion Number 16, and the Securities and Exchange Commission's Staff Accounting Bulletin Number
97. Belk Enterprises, Inc. is deemed to be the acquiring corporation in the Reorganization because its shareholders will receive a larger portion of the voting rights in Belk, Inc. than any other Belk Company. Pro forma basic earnings per share are computed based on the 56,005,817 common shares of Belk, Inc. that will be issued in connection with the Reorganization.

                                                                 Three Months Ended          Three Months Ended
                                                                    May 2, 1998                  May 3, 1997
                                                              -----------------------------------------------------
                                                               Reported      Pro Forma      Reported     Pro Forma
                                                              ----------    -----------   -----------   -----------
                                                                 (dollars in thousands, except per share data)
         Revenues                                              $450,276       $466,579      $448,843      $464,297
         Income before discontinued operations and
         extraordinary item                                       9,423          9,792         8,865         9,023
         Net income                                               8,419          8,788         8,364         8,522
         Basic earnings per share:
            Income before discontinued operations and
            extraordinary item                                      N/A           0.17           N/A          0.16
            Discontinued operations                                 N/A           0.00           N/A         (0.01)
            Extraordinary item                                      N/A          (0.01)          N/A          0.00
            Net income                                              N/A           0.16           N/A          0.15

                                   BELK, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                             (dollars in thousands)

(3)  Accounting Policies

     The condensed financial statements included herein as of May 2, 1998 and for the three months ended May 2, 1998 and May 3, 1997 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 10-K Report. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

     Due to the seasonal nature of the retail industry, earnings for periods which exclude the holiday season are not necessarily indicative of the results that may be expected for the full fiscal year.

(4)  Income Taxes

     The Company determines its deferred tax provision under the liability method, whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using presently enacted tax rates. As a result of the Reorganization, deferred taxes were revalued and the resulting change to the underlying assets and liabilities was recorded as a purchase accounting adjustment.

(5)  Other Current Liabilities

     The Company has recorded a liability in the amount of $51,000, representing the estimated amount necessary to repurchase stock from dissenting shareholders in the Reorganization. This liability is expected to be funded with proceeds from long-term debt. Shareholders' equity at May 2, 1998 has been adjusted to reflect the repurchase of the stock.

(6)  Effect of New Accounting Standards and Statements

     As of February 1, 1998, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Adoption of this standard had no material effect on the Company's financial position, results of operations or cash flows.

     The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting and disclosure standards for an enterprise's operating segments and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other postretirement benefit plans. Both statements are effective for the Company's fiscal year ending January 31, 1999. Adoption of these standards will not impact the Company's financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

(7)  Borrowings

     In April 1998, the Company repaid a $30.4 million mortgage note with proceeds from a bridge facility. The loss on extinguishment of the mortgage, including a $1.0 million, net of tax prepayment penalty is reported as an extraordinary loss.

(8)  Subsequent Event

     On June 11, 1998, the Company finalized a $300 million accounts receivable securitization, borrowed $257 million and used the proceeds to repay the majority of existing debt. Borrowings under the facility are limited to approximately 80% of the Company's customer accounts receivable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's statements of income.

                                                  THREE MONTHS ENDED
                                            -----------------------------
                                                 May 2,         May 3,
                                                  1998           1997
                                            -------------   -------------

 Revenues                                        100.0%         100.0%
 Cost of goods sold                               67.7%          68.1%
 Selling, general and administrative
 expenses                                         27.1%          27.0%
 Income from operations                            5.2%           4.9%
 Interest expense, net                             1.9%           1.8%
 Income from continuing operations                 2.1%           2.0%
 Comparable stores revenues increase               1.6%           1.0%

Comparison of the 13 Weeks Ended May 2, 1998 and May 3, 1997

         Revenues. The Company's revenues for the first quarter of fiscal year 1999 increased 0.3%, or $1.4 million, to $450.3 million from $448.8 million over the same period in 1998. On a comparable store basis, revenues increased 1.6% in the quarter. Increases in comparable store revenues were mostly offset by a net decrease of 11 stores from the first quarter of fiscal year 1998 to the first quarter of fiscal year 1999.

         Cost of Goods Sold. As a percentage of revenues, cost of goods sold decreased to 67.7% for the first quarter of fiscal year 1999 as compared to 68.1% in the comparable period in fiscal year 1998 as a result of a $1.0 million decrease in buying costs due to increased efficiencies in the buying organization and $1.2 million of additional vendor markdown allowances, partially off-set by an increase in markdowns.

         Interest Expense, Net. Interest expense, net increased 6.6%, or $.5 million, to $8.5 million for the first quarter of fiscal year 1999 from $8.0 million for the same period in 1998. The increase resulted primarily from a 14.0% increase in outstanding borrowings off-set by reduced effective interest rates due to the refinancing of higher rate debt facilities.

Seasonality and Quarterly Fluctuations

         The retail business is highly seasonal with approximately one-third of annual revenues being generated in the fourth quarter, which includes the Christmas selling season. As a result, a disproportionate amount of the Company's operating and net income is realized during the fourth quarter and significant variations can occur when comparing the Company's financial condition between quarters.

Liquidity and Capital Resources

         The Company's primary sources of liquidity are cash on hand, cash flow from operations, and borrowings under debt facilities. The numerous debt facilities utilized by the 112 Belk Companies participating in the Reorganization have been assumed by the Company. The Company intends to consolidate substantially all existing debt facilities with the combination of a $300 million accounts receivable securitization and a long-term debt facility. The Company finalized the $300 million accounts receivable securitization on June 11, 1998, borrowed $257 million and used the proceeds to repay the majority of existing debt. The accounts receivable securitization limits borrowings under the facility to approximately 80% of the Company's customer accounts receivable, places certain restrictions on mergers, consolidations and the sales of the Company's assets and requires the maintenance of minimum financial ratios. The Company is in the process of obtaining the long-term debt facility.

         The Company has a $50 million unsecured line of credit commitment from a bank that is available to fund the repurchase of approximately $51 million of shares of common stock of the Company from dissenting shareholders in connection with the Reorganization. Any borrowings under the commitment would also be refinanced with the new facilities described above.

         During the first quarter of fiscal year 1999, net cash used by operations was $23.7 million. This reflects increases in inventories due to normal seasonal requirements of the retail industry.

         Expenditures for property and equipment were $9.1 million for the three months ended May 2, 1998, compared to $17.8 million in last year's first three months. In the first quarter of 1999, the Company opened three new stores -- one in a new market in Canton, GA, another as a relocated store in Smithfield, NC, and a store in Cayce, SC. Also completed was an expansion and renovation of the Forest City, NC store and renovations in the Wilmington and Winston-Salem, NC stores. The Company plans to open five additional new stores, complete significant renovations to and/or expansions of five existing stores and update its point-of-sale register systems during the current year, resulting in fiscal year 1999 annual capital expenditures of approximately $100 million.

         In the first quarter of fiscal year 1999, the Company acquired cash of $11.9 million from the acquisition of the Belk-Simpson retail operations. Belk-Simpson had historically been accounted for on the equity method.

         Net cash provided by financing activities was $31.1 million for the first quarter of 1999, a result of increased short-term borrowings, compared to $3.3 million of cash used by financing activities in last year's first quarter. During the first quarter of fiscal year 1999, the Company entered into a bridge loan in the amount of $32.4 million to repay a high rate long-term mortgage debt.

         Management of the Company believes that cash flows from operations and their planned credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements.

Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Advisory Board issued Statement of Position (SOP) No. 98-1, "Accounting for Internal Use
Software," which establishes standards for the costs of computer software developed or obtained for internal use. The Company will implement the standard in fiscal year 2000. The impact of SOP No. 98-1 on Belk, Inc. operations has not been determined.

Year 2000 Issues

         In January 1996, the Company began converting its computer systems to be Year 2000 compliant (e.g. to recognize the difference between '99 and '00 as one year instead of negative 99 years). At May 2, 1998, approximately 60% of the Company's systems were compliant, with all systems expected to be compliant by the end of the fiscal year ending January 30, 1999. The total cost of the project is estimated to be $5.5 million and is being funded through operating cash flows. The Company is expensing all costs associated with these system changes. As of May 2, 1998 $3.3 million had been expensed.

        The Company is in the process of determining the Year 2000 status of its principal business partners. Although management believes that the Company will successfully complete the conversion of its computer systems to be Year 2000 compliant, any problems with such conversion could have a material impact on the Company's future results of operations.

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

         On April 16, 1998, the sole shareholder of the Company took action by written consent to approve the transactions contemplated by the Reorganization Agreement. The sole shareholder of the Company unanimously approved the Reorganization Agreement and the transactions contemplated thereby. On April 15, 1998 and April 16, 1998, the shareholders of the Belk Companies approved the Reorganization Agreement by the requisite shareholder vote under the Belk Companies' respective state law and governing documents. The Belk Companies were merged with and into the Company pursuant to the Reorganization Agreement on May 2, 1998, immediately prior to the end of the fiscal quarter ended May 2, 1998. Belk Acquisition Co. was merged with and into Belk-Simpson Company, Greenville, South Carolina on May 2, 1998, immediately prior to the end of the fiscal quarter ended May 2, 1998. Upon approval of the Reorganization Agreement, John
M. Belk, Sarah Belk Gambrell, Thomas M. Belk, Jr., H. W. McKay Belk, John R. Belk, David Belk Cannon, J. Kirk Glenn, Jr., Karl G. Hudson, Jr., John A. Kuhne and B. Frank Matthews, II were elected to the Board of Directors of the Company. Mr. John M. Belk is the Chairman of the Board of Directors of the Company.

Item 5.    Other Information

      One of the Company's directors, David Belk Cannon, died on June 7, 1998. At this time, the vacancy on the Board of Directors created by Mr. Cannon's death has not been filled.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
 Number                      Description of Exhibits
 ------                      -----------------------

2.00 - Plan and Agreement of Reorganization, dated as of November 25, 1997, by and among Belk, Inc., Belk Acquisition Co. and the Belk Companies, as amended (incorporated herein by reference to Exhibit 2.1 to Belk, Inc.'s Registration Statement on Form S-4, File No. 333-42935).

3.00 - Amended and Restated Certificate of Incorporation of Belk, Inc. (incorporated herein by reference to Exhibit 3.2 to Belk, Inc.'s Registration Statement on Form S-4, File No. 333-42935).

3.00 - Amended and Restated Bylaws of Belk, Inc. (incorporated herein by reference to Exhibit 3.4 to Belk, Inc.'s Registration Statement on Form S-4, File No. 333-42935).

4.00 - Specimen Class A Stock Certificate (incorporated herein by reference to Exhibit 4.0 to Belk, Inc.'s Registration Statement on Form S-4, File No. 333-42935).

4.01 - Specimen Class B Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Belk, Inc.'s Registration Statement on Form S-4, File No. 333-42935).

27.00  - Financial Data Schedules

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BELK, INC.



Dated:  June 16, 1998       By: /s/ Ralph A. Pitts
                                ---------------------------------------------
                                Ralph A. Pitts
                                Executive Vice President, General Counsel and Corporate Secretary
                                (Authorized Officer of the Registrant)

                            By: /s/ Bill R. Walton
                                ---------------------------------------------
                                Bill R. Walton
                                Senior Vice President, Treasurer
                                and Controller
                                (Chief Accounting Officer)