Form 10-Q
period 1998-08-01
BELK INC
filed 1998-09-15
CIK 1051771

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.


    For the quarterly period ended    AUGUST 1, 1998
                                  ----------------------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the transition period from_____________________ to______________________


                        Commission file number   333-42935
                                              ---------------


                                   BELK, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)


            Delaware                                           56-2058574
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


2801 West Tyvola Road, Charlotte, North Carolina                28217-4500
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)


Registrant's Telephone Number, including Area Code       (704) 357-1000
                                                  ------------------------------

--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.


Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days    Yes  X   No
                                        -----   -----

Number of shares of Class A common stock outstanding as of the close of business on September 1, 1998: 55,073,339

                                   BELK, INC.


                                                                                 Page
                                                                                Number
                                                                                ------
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements (unaudited, except where otherwise noted)

   Statements of Income for the                                                    2
    Three and six months ended
    August 1, 1998 and August 2, 1997


   Balance Sheets as of                                                            3
    August 1, 1998 and January 31, 1998


   Statement of Changes in Stockholders' Equity for the                            4
    Six months ended
    August 1, 1998


   Statements of Cash Flows for the                                                5
    Six months ended
    August 1, 1998 and August 2, 1997


   Notes to Financial Statements                                                   6


  Item 2.   Management's Discussion and Analysis of Financial                      9
            Condition and Results of Operations


PART II. OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders                   12


  Item 6.   Exhibits and Reports on Form 8-K                                      12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS:

                                   BELK, INC.
                              STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                               Predecessor                     Predecessor
                                                                Belk, Inc.      Companies       Belk, Inc.      Companies
                                                                --------------------------      --------------------------
                                                                    Three Months Ended              Six Months Ended
                                                                --------------------------      --------------------------
                                                                August 1,       August 2,       August 1,       August 2,
                                                                   1998            1997            1998            1997
                                                                ---------       ----------      ---------       ----------
Revenues                                                        $ 452,932       $ 433,558       $ 903,208       $ 882,401
Cost of goods sold (including occupancy
     and buying expenses)                                         305,004         294,799         609,786         600,553
Selling, general and administrative expenses                      127,459         123,395         249,457         244,694
                                                                ---------       ---------       ---------       ---------
Income from operations                                             20,469          15,364          43,965          37,154
Interest expense, net                                              (9,522)         (8,437)        (18,001)        (16,390)
Gain on sale of property and equipment                                603              14             606             143
Gain (loss) on sale of investment securities                       (1,029)            114            (900)            290
Other income, net                                                     425             198             380             349
                                                                ---------       ---------       ---------       ---------
Income from continuing operations before income
     taxes and equity in earnings of unconsolidated
     entities                                                      10,946           7,253          26,050          21,546
Income taxes                                                        4,550           2,910          10,420           8,410
                                                                ---------       ---------       ---------       ---------
Income from continuing operations before equity in
      earnings of unconsolidated entities                           6,396           4,343          15,630          13,136
Equity in earnings of unconsolidated entities, net of
     income tax expense of $168 for the three months ended
     August 2, 1997 and $120 and $214 for the six months
     ended August 1, 1998 and August 2, 1997, respectively             --             335             188             407
                                                                ---------       ---------       ---------       ---------
Income from continuing operations                                   6,396           4,678          15,818          13,543
Loss from discontinued operations, net of
     income tax benefit of $310 and $630 for the three and
     six months ended August 2, 1997, respectively                     --            (479)             --            (980)
                                                                ---------       ---------       ---------       ---------
Net income before extraordinary item                                6,396           4,199          15,818          12,563

Extraordinary item - loan prepayment penalty,
     net of income tax benefit of $670                                 --              --          (1,004)             --
                                                                ---------       ---------       ---------       ---------

Net income                                                      $   6,396       $   4,199       $  14,814       $  12,563
                                                                =========       =========       =========       =========

Basic earnings per share                                        $    0.12             N/A             N/A             N/A
                                                                =========       =========       =========       =========




See accompanying notes to financial statements.

                                   BELK, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                 Predecessor
                                                                 Belk, Inc.       Companies
                                                                 ----------      -----------
                                                                  August 1,      January 31,
                                                                    1998            1998
                                                                 ----------      -----------
ASSETS                                                                            (audited)
Current assets:
     Cash and cash equivalents                                   $   28,970      $   16,263
     Accounts receivable,  net                                      316,677         353,509
     Merchandise inventory                                          484,166         431,169
     Prepaid expenses and other current assets                       27,980          39,117
                                                                 ----------      ----------
Total current assets                                                857,793         840,058
Investments in unconsolidated entities                                   --          38,846
Investment securities                                                26,463          37,223
Property and equipment, net                                         502,603         395,771
Prepaid pension costs                                               102,600           2,250
Intangible assets, net                                                   --          17,620
Other assets                                                         22,320          16,734
                                                                 ----------      ----------
Total assets                                                     $1,511,779      $1,348,502
                                                                 ==========      ==========

LIABILITIES, DEFERRED INCOME AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                       $  198,125      $  191,093
     Lines of credit and notes payable                              252,897          59,323
     Current installments of long-term
          debt and capital lease obligations                          2,153          89,133
     Accrued income taxes                                                --           3,363
     Other current liabilities                                       50,000              --
                                                                 ----------      ----------
Total current liabilities                                           503,175         342,912
Long-term debt and capital lease obligations,
     excluding current installments                                 144,374         210,449
Deferred compensation and other noncurrent liabilities              107,560          79,374
                                                                 ----------      ----------
Total liabilities                                                   755,109         632,735
                                                                 ----------      ----------

Deferred income                                                      12,011          11,982
                                                                 ----------      ----------

Stockholders' equity:
     Common stock                                                       551          70,629
     Paid-in capital                                                585,004             470
     Retained earnings                                              158,086         618,834
     Accumulated other comprehensive income                           1,018          13,852
                                                                 ----------      ----------
Total stockholders' equity                                          744,659         703,785
                                                                 ----------      ----------
Total liabilities, deferred income and stockholders' equity      $1,511,779      $1,348,502
                                                                 ==========      ==========




See accompanying notes to financial statements.

                                   BELK, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                                        Accumulated
                                                                                                          other
                                         Comprehensive      Common        Paid-in        Retained     comprehensive
                                             income         Stock         capital        earnings         income          Total
                                         -------------    ---------      ---------      ---------     -------------     ---------
Balance at January 31, 1998,
     Predecessor companies                                $  70,629      $     470      $ 618,834       $  13,852       $ 703,785
Comprehensive income:
     Net income                            $  14,814             --             --         14,814              --          14,814
     Unrealized gains on investments,
        net of income taxes                     (403)            --             --             --            (403)           (403)
                                           ---------
Comprehensive income                       $  14,411
                                           =========
Cash dividends                                                   --             --         (8,854)             --          (8,854)
Repurchase of stock                                             (50)            --         (3,959)             --          (4,009)
Acquisition of Belk companies                               (70,028)       584,534       (462,749)        (12,431)         39,326
                                                          ---------      ---------      ---------       ---------       ---------
Balance at August 1, 1998, Belk, Inc.                     $     551      $ 585,004      $ 158,086       $   1,018       $ 744,659
                                                          =========      =========      =========       =========       =========










See accompanying notes to financial statements.

                                   BELK, INC.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                             Six Months Ended
                                                                        -------------------------
                                                                        August 1,       August 2,
                                                                           1998            1997
                                                                        ---------       ---------
Cash flows from operating activities:
     Net income                                                         $  14,814       $  12,563
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                         26,425          26,197
     (Gain) loss on sale of property and equipment and investments            319            (432)
     Equity in earnings of unconsolidated
         entities, net of income taxes                                       (188)           (407)
     Change in:
         Accounts receivable, net                                          49,276          18,165
         Merchandise inventory                                            (36,905)        (42,278)
         Prepaid expenses and other assets                                (12,075)         10,930
         Accounts payable and accrued expenses                              2,098          17,834
         Other assets and liabilities                                      (8,078)        (15,938)
                                                                        ---------       ---------
Net cash provided by operating activities                                  35,686          26,634
                                                                        ---------       ---------
Cash flows from investing activities:
     Purchases of property and equipment and investments                  (69,419)        (42,328)
     Proceeds from sale of property and equipment                           1,022              45
     Proceeds from sale of investments                                     17,746           2,225
     Acquisition of business, net of cash acquired                         11,861              --
                                                                        ---------       ---------
Net cash used by investing activities                                     (38,790)        (40,058)
                                                                        ---------       ---------
Cash flows from financing activities:
     Proceeds from notes payable                                          246,671          23,895
     Proceeds from issuance of long-term debt                             125,000          56,547
     Principal payments on long-term debt and
         capital lease obligations                                       (289,856)        (50,212)
     Other                                                                (53,097)        (36,952)
     Dividends paid                                                        (8,854)         (8,936)
     Repurchase of common stock                                            (4,053)         (1,717)
                                                                        ---------       ---------
Net cash provided (used) by financing activities                           15,811         (17,375)
                                                                        ---------       ---------
Net increase (decrease) in cash and cash equivalents                       12,707         (30,799)
Cash and cash equivalents at beginning of year                             16,263          56,115
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $  28,970       $  25,316
                                                                        =========       =========

Supplemental schedule of noncash investing
     and financing activities:
     Increase in property and equipment and debt
         from new capital leases                                        $  10,001       $      --
     Acquisition of net assets of retail companies                         39,369              --


See accompanying notes to financial statements.

                                   BELK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)      ACQUISITION AND BASIS OF PRESENTATION

         On April 15 and 16, 1998, the shareholders of the 112 companies previously comprising the Belk Companies (the "Predecessor Companies") voted to approve the reorganization (the "Reorganization") of the Predecessor Companies into a single operating entity, Belk, Inc. (the "Company"), pursuant to a Plan and Agreement of Reorganization, dated November 25, 1997, as amended, among Belk, Inc., Belk Acquisition Co. and the Predecessor Companies (the "Reorganization Agreement"). The accompanying balance sheet at August 1, 1998 and the statements of income for the three and six month periods ended August 1, 1998 reflect the adjustments to merge the companies pursuant to the Reorganization. The statement of income for the six month period ended August 1, 1998 includes three months of pre-Reorganization historical combined results of operations and three months of post-Reorganization consolidated results of operations of the Company. The balance sheet at January 31, 1998, along with the statements of income for the three and six month periods ended August 2, 1997, have been prepared for purposes of depicting the combined financial position and results of operations of the Predecessor Companies, on a historical cost basis. Because of the purchase price allocation, the accompanying consolidated financial statements of the Company are not directly comparable to those of the Predecessor Companies.

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

(2)      PRO FORMA CONDENSED STATEMENTS OF OPERATIONS

         As discussed in note 1 above, on April 15 and 16, 1998, the shareholders of the Predecessor Companies voted to approve the Reorganization. The following unaudited pro forma condensed statements of operations are based upon the combined statements of operations of the Predecessor Companies, adjusted to give effect to the Reorganization as if it had occurred at the beginning of each period. The unaudited pro forma condensed statements of operations reflect the preliminary allocation of the purchase price as the purchase price allocation has not been finalized.

         The Reorganization is reflected in the following unaudited pro forma condensed statements of operations as a purchase business combination in accordance with the provisions of Accounting Principles Board Opinion Number 16, and the Securities and Exchange Commission's Staff Accounting Bulletin Number
97. Belk Enterprises, Inc. was deemed to be the acquiring corporation in the Reorganization because its shareholders received a larger portion of the voting rights in the Company than any other Predecessor Company. Pro forma basic earnings per share are computed based on the 55,073,339 common shares of the Company that will be issued in connection with the Reorganization.
Shareholders' equity has been adjusted to reflect the shares dissented, although the actual number of shares to be purchased by the Company will not be finalized until resolution of the dissents.



                                                                   Six Months Ended                      Six Months Ended
                                                                    August 1, 1998                        August 2, 1997
                                                              ------------------------------------------------------------------
                                                              Reported        Pro Forma            Reported            Pro Forma
                                                              --------        ---------            --------            ---------
                                                                          (dollars in thousands, except per share data)
        Revenues.........................................     $903,208        $919,511             $882,401            $911,801

        Income before discontinued operations and
        extraordinary item...............................       15,818          15,928               13,543              13,850

        Net income.......................................       14,814          14,924               12,563              12,870

        Basic earnings per share:

          Income before discontinued operations and
          extraordinary item.............................          N/A            0.29                  N/A                0.25

          Discontinued operations........................          N/A            0.00                  N/A               (0.02)

          Extraordinary item.............................          N/A           (0.02)                 N/A                0.00

          Net income.....................................          N/A            0.27                  N/A                0.23

                                   BELK, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

(3)      ACCOUNTING POLICIES

         The condensed financial statements included herein as of August 1, 1998 and for the three and six months ended August 1, 1998 and August 2, 1997 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Special Financial Report on Form 10-K for the fiscal year ended January 31, 1998. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

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

(5)      OTHER CURRENT LIABILITIES

         The Company has recorded a liability in the amount of $50,000 representing the amount necessary to repurchase stock from dissenting shareholders in the Reorganization. This liability was paid on August 12, 1998 with proceeds from a variable rate bond facility. Stockholders' equity has been adjusted to reflect the total number of shares dissented.

(6)      EFFECT OF NEW ACCOUNTING STANDARDS AND STATEMENTS

         As of February 1, 1998, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Adoption of this standard had no material effect on the Company's financial position, results of operations or cash flows.

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

         On June 12, 1998, the Company finalized a $300 million accounts receivable securitization, borrowed $257 million and used the proceeds to repay the majority of existing debt. On July 23, 1998, the Company closed on a $125 million ten year variable rate bond facility and used the proceeds to retire the majority of all remaining debt, to repurchase stock from the dissenting shareholders, and to purchase six leased Belk properties (See notes 5 and 8). The debt facilities place certain restrictions on mergers, consolidations and the sales of the Company's assets and require the maintenance of minimum financial ratios. The accounts receivable securitization limits borrowings to approximately 80% of the Company's customer accounts receivable.

                                   BELK, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         The Company has entered into interest rate swap agreements with various financial institutions to manage the exposure to changes in interest rates on its LIBOR based indebtedness. The amount of indebtedness covered by the interest rate swaps is $350 million for 1999, $325 million for 2000, $300 million for 2001 through 2007, and $250 million for 2008.

(8)      ACQUISITIONS

         In July 1998, the Company signed a letter of intent to exchange nine Belk stores located in Virginia and Tennessee for seven Mercantile, Inc. stores located in Jacksonville, Florida and Columbia, South Carolina. The Company plans to close the deal by the end of September, 1998.

         In July, 1998, the Company agreed to purchase three Stone & Thomas department stores in Charlottesville, Virginia and Bluefield and Beckley, West Virginia from Elder-Beerman Stores Corp. The transaction is scheduled to close in the fall of 1998.

         In July, 1998, the Company purchased the land and buildings of six Belk stores located in Virginia and West Virginia. The properties were formerly leased from various real estate partnerships. The purchase price of $32.7 million was funded from proceeds of a variable rate bond facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's statements of income.


                                                          THREE MONTHS                       SIX MONTHS
                                                              ENDED                             ENDED
                                                   --------------------------         -------------------------
                                                   August 1,        August 2,         August 1,       August 2,
                                                      1998             1997            1998(1)           1997
                                                   ---------        ---------         ---------       ---------
     Revenues.................................       100.0%           100.0%            100.0%          100.0%

     Cost of goods sold.......................        67.3%            68.0%             67.5%           68.1%

     Selling, general and administrative
     expenses.................................        28.1%            28.5%             27.6%           27.7%

     Income from operations...................         4.5%             3.5%              4.9%            4.2%

     Interest expense, net....................         2.1%             1.9%              2.0%            1.9%

     Income from continuing operations........         1.4%             1.1%              1.8%            1.5%

     Comparable stores revenues increase......         1.7%             2.9%              1.8%            1.9%

(1) The six month period ended August 1, 1998 includes three months of pre-Reorganization historical combined results of operations and three months of post-Reorganization results of operations. Prior to the Reorganization, Belk-Simpson Company, Greenville, South Carolina ("Belk-Simpson") was accounted for under the equity method of accounting.

COMPARISON OF THE 13 WEEKS AND 26 WEEKS ENDED AUGUST 1, 1998 AND AUGUST 2, 1997

         Revenues. The Company's revenues for the second quarter of fiscal year 1999 increased 4.5%, or $19.4 million, to $452.9 million from $433.6 million for the same period of fiscal year 1998. The increase resulted primarily from including the Belk-Simpson revenues in the consolidated operating results subsequent to the Reorganization which contributed $14.9 million, or 3.4% in revenues during the second quarter of fiscal year 1999. Excluding the impact of the Reorganization, revenues for the second quarter of fiscal year 1999 increased 1.0%, or $4.5 million, over fiscal year 1998. On a comparable stores basis, revenues increased 1.7% for the quarter.

         For the six months ended August 1, 1998, the Company's revenues were $903.2 million, a 2.4% increase from $882.4 million for the same period of the prior year. The increase resulted primarily from including the Belk-Simpson revenues of $14.9 million, or 1.7% in revenues during the six month period. On a comparable stores basis, revenues increased 1.8% for the six months ended August 1, 1998.

         Cost of Goods Sold. As a percentage of revenues, cost of goods sold decreased to 67.3% and 67.5% for the three and six months ended August 1, 1998, respectively. This compares to 68.0% and 68.1% for the same periods last year, respectively. This reduction was primarily due to a decrease in buying costs due to increased efficiencies in the buying organization and additional vendor markdown allowances, partially off-set by an increase in markdowns.

         Selling, General and Administrative Expenses. As a percentage of revenues, SG&A decreased to 28.1% and 27.6% for the three and six months ended August 1, 1998, respectively. This compares to 28.5% and 27.7% for the same periods last fiscal year, respectively. This reduction was primarily due to decreases in payroll and administrative support expenses.

         Interest Expense, Net. Interest expense, net increased $1.1 million, or 12.9%, in the second quarter of fiscal year 1999 and $1.6 million, or 9.8%, for the six month period ended August 1, 1998 when compared with the same periods in fiscal year 1998. The increase was primarily due to higher average outstanding borrowings off-set by reduced effective interest rates due to the refinancing of higher rate debt facilities. The borrowings were utilized to fund the Company's capital expenditures and to repurchase stock from shareholders exercising their appraisal rights in connection with the Reorganization.

SEASONALITY AND QUARTERLY FLUCTUATIONS

         The Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenues, operating income and net income. The highest revenue period for the Company is the fourth quarter, which includes the Christmas selling season. A disproportionate amount of the Company's revenues and a substantial amount of the Company's operating and net income are realized during the fourth quarter. If for any reason the Company's revenues are below seasonal norms during the fourth quarter, the Company's annual results of operations could be adversely affected. The Company's inventory levels generally reach their highest in anticipation of increased revenues during these months.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash on hand, cash flow from operations, and borrowings under debt facilities. Effective on May 2, 1998, the numerous debt facilities utilized by the Predecessor Companies were assumed by the Company. The Company consolidated the existing debt facilities with the combination of a $300 million variable rate accounts receivable securitization, a $125 million ten year variable rate bond facility and a $164 million seasonal line of credit agreement. The Company finalized the $300 million accounts receivable securitization on June 12, 1998, borrowed $257 million and used the proceeds to repay the majority of existing debt. On July 23, 1998, the Company closed on a $125 million ten year variable rate bond facility and used the proceeds to retire the majority of all remaining debt. The debt facilities place certain restrictions on mergers, consolidations and the sales of the Company's assets and require maintenance of minimum financial ratios. The accounts receivable securitization limits borrowings under the facility to approximately 80% of the Company's customer accounts receivable.

         Although the interest rates on all of the Company's debt agreements vary with LIBOR or commercial paper rates, the Company has entered into interest rate swap agreements with various financial institutions to manage the exposure to changes in interest rates. The amount of indebtedness covered by the interest rate swaps is $350 million through 1999, $325 million for 2000, $300 million for 2001 through 2007 and $250 million for 2008.

         Operating activities provided cash of $35.7 million during the first six months of fiscal year 1999 as compared to $26.6 million for the same period of fiscal year 1998. The increase in cash provided by operating activities compared to the prior period was due to decreases in accounts receivable from customers, decreases in the seasonal build-up of merchandise inventory levels and an increase in net income, partially offset by decreases in the level of accounts payable and increases in prepaid expenses.

         Cash flows from investing activities used cash of $38.8 million during the first six months of fiscal year 1999 as compared to $40.1 million for the same period of fiscal year 1998. The decrease in cash used for investing activities was primarily due to increases in proceeds from the sale of investments and cash acquired from the acquisition of the Belk-Simpson retail operations in the Reorganization, which was previously accounted for on the equity method. These proceeds were partially offset by an increase in capital expenditures.

         Expenditures for property and equipment were $64.7 million during the first six months of fiscal year 1999, compared to $39.3 million in last year's first six months. During the second quarter of 1999, the Company purchased, for $32.7 million, land and buildings of six Belk stores located in Virginia and West Virginia. The properties were formerly leased by the Company from various real estate partnerships. During the first six months of 1999, the Company opened four new stores and plans to open four additional new stores, complete significant renovations to and/or expansions of five existing stores and update its point-of-sale register systems during the current fiscal year. The Company has also signed a letter of intent to exchange nine Belk stores located in Virginia and Tennessee for seven Mercantile stores located in Jacksonville, Florida and Columbia, South Carolina and to purchase three Stone & Thomas department stores in Virginia and West Virginia. Total capital expenditures for fiscal year 1999 are expected to be approximately $130 million.

         Net cash provided by financing activities amounted to $15.8 million during the first six months of fiscal year 1999, a result of increased borrowings, compared to net cash used of $17.4 million for the same period of fiscal year 1998. During the second quarter of fiscal year 1999, the Company entered into a $300 million accounts receivable securitization, borrowed $257 million and used the proceeds to repay the majority of higher rate debt. The Company also closed on a $125 million ten year variable rate bond facility and used the proceeds to retire all remaining higher rate debt and to fund capital expenditures.

         Management of the Company believes that cash flows from operations and their planned credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service agreements.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Advisory Board issued Statement of Position (SOP) No. 98-1, "Accounting for Internal Use Software," which establishes standards for the costs of computer software developed or obtained for internal use. The Company will implement the standard in fiscal year 2000. The impact of SOP No. 98-1 on the Company's financial statements has not been determined.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The standard is effective for the Company starting in fiscal year 2001. The impact of SFAS No. 133 on the Company's financial statements has not been determined.

YEAR 2000 ISSUES

         In January 1996, the Company began converting its computer systems to be Year 2000 compliant (e.g. to recognize the difference between '99 and '00 as one year instead of negative 99 years). At August 1, 1998, approximately 75% of the Company's systems were compliant, with substantially all systems expected to be compliant by January 31, 1999. The total cost of the project is estimated to be $5.5 million and is being funded through operating cash flows. The Company is expensing all costs associated with these system changes. As of August 1, 1998 $3.9 million had been expensed.

         The Company is in the process of determining the Year 2000 status of its principal business partners. Although management believes that the Company will successfully complete the conversion of its computer systems to be Year 2000 compliant, any problems with such conversion or any problems with its principal business partners' conversion could have a material impact on the Company's future results of operations.

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on August 26, 1998. The only action taken by the stockholders at the meeting was the election of directors. In accordance with the Company's Amended and Restated Certificate of Incorporation, all of the Company's existing directors were reelected and divided into three classes serving staggered terms. Mr. Thomas M. Belk, Jr., Mr.
J. Kirk Glenn and Mrs. Sarah Belk Gambrell were elected to the office of Class I director to hold office until the annual meeting of stockholders in 1999. Mr. H.W. McKay Belk, Mr. Karl G. Hudson, Jr. and Mr. B. Frank Matthews, II were elected to the office of Class II director to hold office until the annual meeting of stockholders in 2000. Mr. John M. Belk, Mr. John R. Belk and Mr. John
A. Kuhne were elected to the office of Class III director to hold office until the annual meeting of stockholders in 2001. A total of 531,175,890 votes were cast in favor of the election of each nominee, and no votes were cast against or withheld. Mr. John M. Belk continues to serve as Chairman of the Board of Directors.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
      27.1 Financial Data Schedule

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BELK, INC.



Dated: September 11, 1998       By: /s/ Ralph A. Pitts
                                   ---------------------------------------------
                                   Ralph A. Pitts
                                   Executive Vice President, General Counsel and Corporate Secretary
                                   (Authorized Officer of the Registrant)

                                By: /s/ Bill R. Walton
                                   ---------------------------------------------
                                   Bill R. Walton
                                   Senior Vice President, Treasurer
                                   and Controller
                                   (Chief Accounting Officer)