Form 10-Q
period 1998-10-31
BELK INC
filed 1998-12-15
CIK 1051771

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended               OCTOBER 31, 1998
                                   --------------                 --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                       to
                                   ----------------------    -------------------

                    Commission file number    333-42935
                                          ----         --------

                                   BELK, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)


         Delaware                                            56-2058574
-----------------------------------------------------------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


2801 West Tyvola Road, Charlotte, North Carolina               28217-4500
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)


Registrant's Telephone Number, including Area Code (704) 357-1000
                                                   --------------


--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.


Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes  [x]   No



Number of shares of Class A common stock outstanding as of the close of business on December 1, 1998: 55,073,341

                                   BELK, INC.
                               INDEX TO FORM 10-Q


                                                                                                   Page
                                                                                                  Number
PART I.     FINANCIAL INFORMATION

    Item 1.     Financial Statements (unaudited, except where otherwise noted)

       Condensed Consolidated Statements of Income for the                                         2
          Three and Nine Months Ended October 31, 1998 and November 1, 1997


       Condensed Consolidated Balance Sheets as of                                                 3
           October 31, 1998 and January 31, 1998


        Condensed Consolidated Statement of Changes in Stockholders' Equity for the                4
           Nine Months Ended October 31, 1998


        Condensed Consolidated Statements of Cash Flows for the                                    5
           Nine Months Ended October 31, 1998 and November 1, 1997


        Notes to Condensed Consolidated Financial Statements                                       6


    Item 2.     Management's Discussion and Analysis of Financial                                  9
                    Condition and Results of Operations


PART II.     OTHER INFORMATION

    Item 4.     Submission of Matters to a Vote of Security Holders                               12


    Item 6.     Exhibits and Reports on Form 8-K                                                  12

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:

                                   BELK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands)

                                                                                     Predecessor                      Predecessor
                                                                      Belk, Inc.      Companies       Belk, Inc.       Companies
                                                                     -----------     -----------     -----------     -----------
                                                                          Three Months Ended              Nine Months Ended
                                                                     -----------------------------   ----------------------------
                                                                      October 31,      November 1,    October 31,     November 1,
                                                                         1998            1997            1998            1997
                                                                     -----------     -----------     -----------     -----------

Revenues                                                             $   479,183     $   460,516     $ 1,382,391     $ 1,342,918
Cost of goods sold (including occupancy
        and buying expenses)                                             327,585         309,141         937,371         909,694
Selling, general and administrative expenses                             135,154         129,159         384,610         373,853
                                                                     -----------     -----------     -----------     -----------
Income from operations                                                    16,444          22,216          60,410          59,371
Interest expense, net                                                     (8,747)         (8,522)        (26,748)        (24,912)
Gain (loss) on sale of property and equipment                                153            (320)            759            (177)
Gain (loss) on sale of investment securities                                 449             126            (451)            416
Other income (expense), net                                                  464            (683)            844            (335)
                                                                     -----------     -----------     -----------     -----------
Income from continuing operations before income
        taxes and equity in earnings of unconsolidated
        entities                                                           8,763          12,817          34,814          34,363
Income taxes                                                               3,505           5,335          13,925          13,745
                                                                     -----------     -----------     -----------     -----------
Income from continuing operations before equity in
        earnings of unconsolidated entities                                5,258           7,482          20,889          20,618
Equity in earnings of unconsolidated entities, net of
        income tax expense of $13 for the three months ended
        November 1, 1997 and $120 and $227 for the nine months
        ended October 31, 1998 and November 1, 1997, respectively           --                35             188             442
                                                                     -----------     -----------     -----------     -----------
Income from continuing operations                                          5,258           7,517          21,077          21,060
Discontinued operations:
        Loss from discontinued operations, net of
           income tax benefit of $184 and $814 for the three and
           nine months ended November 1, 1997, respectively                 --              (293)                         (1,273)
        Loss on disposal of discontinued operations, net of
           income tax benefit of $2,474 for the three and
           nine months ended November 1, 1997                               --            (3,870)           --            (3,870)
                                                                     -----------     -----------     -----------     -----------
Net income before extraordinary item                                       5,258           3,354          21,077          15,917

Extraordinary item - loan prepayment penalty,
        net of income tax benefit of $670                                   --              --            (1,004)           --
                                                                     -----------     -----------     -----------     -----------

Net income                                                           $     5,258     $     3,354     $    20,073     $    15,917
                                                                     ===========     ===========     ===========     ===========

Basic earnings per share                                             $      0.10             N/A             N/A             N/A
                                                                     ===========     ===========     ===========     ===========



See accompanying notes to financial statements.

                                   BELK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                       Predecessor
                                                                        Belk, Inc.     Companies
                                                                       ----------      ----------
                                                                        October 31,    January 31,
                                                                           1998           1998
                                                                       ----------      ----------
ASSETS                                                                                  (audited)
Current assets:
  Cash and cash equivalents                                            $   23,481      $   16,263
  Accounts receivable,  net                                               318,487         353,509
  Merchandise inventory                                                   615,313         431,169
  Prepaid expenses and other current assets                                27,556          39,117
                                                                       ----------      ----------
Total current assets                                                      984,837         840,058
Investments in unconsolidated entities                                         --          38,846
Investment securities                                                      25,049          37,223
Property and equipment, net                                               527,933         395,771
Prepaid pension costs                                                     101,619           2,250
Intangible assets, net                                                         --          17,620
Other assets                                                               23,854          16,734
Total assets                                                           ----------      ----------
                                                                       $1,663,292      $1,348,502
                                                                       ==========      ==========

LIABILITIES, DEFERRED INCOME AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                $  291,928      $  191,093
  Lines of credit and notes payable                                       348,293          59,323
  Current installments of long-term
       debt and capital lease obligations                                   3,926          89,133
  Accrued income taxes                                                         33           3,363
                                                                       ----------      ----------
Total current liabilities                                                 644,180         342,912
Long-term debt and capital lease obligations,
  excluding current installments                                          151,182         210,449
Deferred compensation and other noncurrent liabilities                    107,090          79,374
                                                                       ----------      ----------
Total liabilities                                                         902,452         632,735
                                                                       ----------      ----------

Deferred income                                                            11,765          11,982
                                                                       ----------      ----------

Stockholders' equity:
  Common stock, par value of $.01 per share; at October 31, 1998,
    420 million shares authorized and 55.1 million outstanding                551          70,629
  Paid-in capital                                                         584,985             470
  Retained earnings                                                       163,345         618,834
  Accumulated other comprehensive income                                      194          13,852
                                                                       ----------      ----------
Total stockholders' equity                                                749,075         703,785
                                                                       ----------      ----------
Total liabilities, deferred income and stockholders' equity            $1,663,292      $1,348,502
                                                                       ==========      ==========


See accompanying notes to financial statements.

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                      Accumulated
                                                                                                        other
                                          Comprehensive    Common         Paid-in       Retained      comprehensive
                                              income        Stock         capital       earnings        income          Total
                                             -------       -------       --------       --------        -------        --------
Balance at January 31, 1998,
  Predecessor companies                                   $ 70,629       $    470      $ 618,834       $ 13,852        $703,785
Comprehensive income:
  Net income                                 $20,073            --             --         20,073             --          20,073
  Unrealized gains on investments,
     net of income taxes                      (1,227)           --             --             --         (1,227)         (1,227)
                                             -------
Comprehensive income                         $18,846
                                             =======
Cash dividends                                                  --             --         (8,854)            --          (8,854)
Repurchase of stock                                            (50)            --         (3,959)            --          (4,009)
Acquisition of Belk companies                              (70,028)       584,515       (462,749)       (12,431)         39,307
                                                           -------       --------      ---------       --------        --------
Balance at October 31, 1998, Belk, Inc.                    $   551       $584,985      $ 163,345       $    194        $749,075
                                                           =======       ========      =========       ========        ========


See accompanying notes to financial statements.

                                   BELK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                     Predecessor
                                                                     Belk, Inc.      Companies
                                                                     ----------      -----------
                                                                           Nine Months Ended
                                                                     ---------------------------
                                                                     October 31,     November 1,
                                                                         1998            1997
                                                                     ---------       ---------
Cash flows from operating activities:
  Net income                                                         $  20,073       $  15,917
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                         40,147          39,608
  (Gain) loss on sale of property and equipment and investments           (308)           (239)
  Equity in earnings of unconsolidated
    entities, net of income taxes                                         (188)           (442)
  Change in:
    Accounts receivable, net                                            47,935           9,960
    Merchandise inventory                                             (168,052)       (102,272)
    Prepaid expenses and other current assets                          (17,058)         (2,299)
    Accounts payable and accrued expenses                               95,901          40,060
    Other assets and liabilities                                        (2,701)            862
                                                                     ---------       ---------
Net cash provided by operating activities                               15,749           1,155
                                                                     ---------       ---------
Cash flows from investing activities:
  Purchases of property and equipment and investments                 (101,510)        (58,828)
  Proceeds from sale of property and equipment                           1,387           2,469
  Proceeds from sale of investments                                     19,444           5,041
  Acquisition of business, net of cash acquired                         11,861              --
                                                                     ---------       ---------
Net cash used by investing activities                                  (68,818)        (51,318)
                                                                     ---------       ---------
Cash flows from financing activities:
  Proceeds (payments) from notes payable and lines of credit           238,980            (506)
  Proceeds from issuance of long-term debt                             125,000          95,109
  Principal payments on long-term debt and
    capital lease obligations                                         (290,830)        (71,883)
  Dividends paid                                                        (8,854)         (8,846)
  Repurchase of common stock                                            (4,009)         (1,763)
                                                                     ---------       ---------
Net cash provided by financing activities                               60,287          12,111
                                                                     ---------       ---------
Net increase (decrease) in cash and cash equivalents                     7,218         (38,052)
Cash and cash equivalents at beginning of year                          16,263          56,115
                                                                     ---------       ---------
Cash and cash equivalents at end of period                           $  23,481       $  18,063
                                                                     =========       =========

Supplemental schedule of noncash investing
  and financing activities:
  Increase in property and equipment and debt
    from new capital leases                                          $  18,922       $      --
  Acquisition of net assets of retail companies                         39,307              --


See accompanying notes to financial statements.

                                   BELK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)  ACQUISITION AND BASIS OF PRESENTATION

     On April 15 and 16, 1998, the shareholders of the 112 companies previously comprising the Belk Companies (the "Predecessor Companies") voted to approve the reorganization (the "Reorganization") of the Predecessor Companies into a single operating entity, Belk, Inc. (the "Company"), pursuant to a Plan and Agreement of Reorganization, dated November 25, 1997, as amended, among the Company, Belk Acquisition Co. and the Predecessor Companies (the "Reorganization Agreement"). The accompanying balance sheet at October 31, 1998 and the statements of income for the three and nine month periods ended October 31, 1998 reflect the adjustments to merge the companies pursuant to the Reorganization. The statement of income for the nine month period ended October 31, 1998 includes three months of pre-Reorganization historical combined results of operations of the Predecessor Companies and six months of post-Reorganization consolidated results of operations of the Company. The balance sheet at January 31, 1998, along with the statements of income for the three and nine month periods ended November 1, 1997, have been prepared for purposes of depicting the combined financial position and results of operations of the Predecessor Companies on a historical cost basis. Because of the purchase price allocation, the accompanying consolidated financial statements of the Company are not directly comparable to those of the Predecessor Companies.

     The Company has restated previously issued financial results for the nine months ended November 1, 1997 to recognize revenues received as reimbursement for advertising costs that were not originally recorded, to capitalize certain store design costs that had been expensed and to reclassify certain costs from SG&A expenses to cost of goods sold to conform with the classification used for previous fiscal years. The effect of these adjustments was to increase net income by $2.7 million for the nine months ended November 1, 1997. There was no impact on the year ended January 31, 1998.

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

(2)  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS

     As discussed in note 1 above, on April 15 and 16, 1998, the shareholders of the Predecessor Companies voted to approve the Reorganization. The following unaudited pro forma condensed statements of operations are based upon the combined statements of operations of the Predecessor Companies, adjusted to give effect to the Reorganization as if it had occurred at the beginning of each period presented. The unaudited pro forma condensed statements of operations reflect the preliminary allocation of the purchase price as the purchase price allocation has not been finalized.

     The Reorganization is reflected in the following unaudited pro forma condensed statements of operations as a purchase business combination in accordance with the provisions of Accounting Principles Board Opinion Number 16, and the Securities and Exchange Commission's Staff Accounting Bulletin Number
97. Belk Enterprises, Inc. was deemed to be the acquiring corporation in the Reorganization because its shareholders received a larger portion of the voting rights in the Company than any other Predecessor Company. Pro forma basic earnings per share are computed based on the 55,073,341 outstanding common shares of the Company issued in connection with the Reorganization. The Company anticipates that additional common shares of the Company will be issued in the course of resolving desents filed by certain shareholders. The issuance of those shares would increase the total number of shares outstanding and would reduce earnings per share.

                                   BELK, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                              Nine Months Ended              Nine Months Ended
                                                               October 31, 1998              November 1, 1997
                                                          ---------------------------------------------------------
                                                           Reported       Pro Forma       Reported      Pro Forma
                                                          -----------    ------------    -----------   ------------
                                                               (dollars in thousands, except per share data)
         Revenues......................................   $1,382,391      $1,398,694     $1,342,918     $1,388,317
         Income before discontinued operations and
            extraordinary item.........................       21,077          21,187         21,060         21,849
         Net income....................................       20,073          20,183         15,917         16,706
         Basic earnings per share:
            Income before discontinued operations and
               extraordinary item......................          N/A           $0.38            N/A          $0.40
            Discontinued operations....................          N/A            0.00            N/A          (0.09)
            Extraordinary item.........................          N/A           (0.02)           N/A           0.00
            Net income.................................          N/A            0.37            N/A           0.30

(3)  ACCOUNTING POLICIES

     The condensed financial statements included herein as of October 31, 1998 and for the three and nine months ended October 31, 1998 and November 1, 1997 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Special Financial Report on Form 10-K for the fiscal year ended January 31, 1998. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

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

(5)  EFFECT OF NEW ACCOUNTING STANDARDS AND STATEMENTS

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

                                   BELK, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


(6)  BORROWINGS

     In April 1998, the Company repaid a $30.4 million mortgage note with proceeds from a bridge facility. The loss on extinguishment of the mortgage, including a $1.0 million, net of tax prepayment penalty is reported as an extraordinary loss.

       In June 1998, the Company finalized a $300 million accounts receivable securitization, borrowed $257 million and used the proceeds to repay a majority of the Company's existing debt. In July 1998, the Company closed on a $125 million ten year variable rate bond facility and used the proceeds to retire substantially all of the Company's remaining debt, to repurchase stock from the dissenting shareholders, and to purchase six store properties previously leased by the Company (See note 7). In September 1998, the Company replaced a $128.5 million line of credit with a $150 million line of credit that bears interest at London Interbank Offered Rate (LIBOR) plus approximately 60 basis points. The debt facilities place certain restrictions on mergers, consolidations and the sale of the Company's assets and require the maintenance of minimum financial ratios. The accounts receivable securitization expires on June 18, 1999, bears interest at LIBOR plus approximately 35 basis points and limits borrowings to approximately 80% of the Company's customer accounts receivable. The $125 million bond facility bears interest at a variable rate based on the market for the bonds that has historically approximated one-month LIBOR.

     The Company has entered into interest rate swap agreements with various financial institutions to manage the exposure to changes in interest rates on its LIBOR based indebtedness. The amount of indebtedness covered by the interest rate swaps is $350 million for 1999, $325 million for 2000, $300 million for 2001 through 2007, and $250 million for 2008.

(7)  ACQUISITIONS

     In July 1998, the Company purchased the land and buildings of six Belk stores located in Virginia and West Virginia. The properties were formerly leased from various real estate partnerships. The purchase price of $32.7 million was funded from proceeds of a variable rate bond facility.

     In September 1998, the Company exchanged with Dillard's, Inc. nine Belk stores located in Virginia and Tennessee plus two additional stores to be constructed for seven Mercantile, Inc. stores located in Jacksonville, Florida and Columbia, South Carolina. The net book value of the Belk stores, plus the two stores to be constructed was $49.5 million. In accordance with APB 29, "Accounting for Nonmonetary Transactions," the Company recorded the acquired stores at the net book value of the surrendered assets. The Company also sold to and purchased from Dillard's, Inc. certain personal property, principally inventory and customer accounts receivable, related to the exchanged stores.

     In October 1998, the Company purchased two Stone & Thomas department stores in Charlottesville, Virginia and Bluefield, West Virginia from Elder-Beerman Stores Corp. The purchase price of $4.4 million was funded from operating cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's statements of income.

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                           -----------------------------    ----------------------------
                                           October 31,     November 1,      October 31,    November 1,
                                               1998           1997            1998 (1)         1997
                                           -------------  --------------    -------------  -------------
Revenues..............................        100.0%          100.0%           100.0%         100.0%
Cost of goods sold....................         68.4%           67.1%            67.8%          67.7%
Selling, general and administrative
expenses..............................         28.2%           28.0%            27.8%          27.8%
Income from operations................          3.4%            4.8%             4.4%           4.4%
Interest expense, net.................          1.8%            1.9%             1.9%           1.9%
Income from continuing operations.....          1.1%            1.6%             1.5%           1.6%
Comparable stores revenues increase...          0.3%           (0.1)%            1.6%           1.2%

 (1) The nine month period ended October 31, 1998 includes three months of pre-Reorganization historical combined results of operations and six months of post-Reorganization results of operations. Prior to the Reorganization, Belk-Simpson Company, Greenville, South Carolina ("Belk-Simpson") was accounted for under the equity method of accounting.


COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 1998 AND NOVEMBER 1, 1997

         Revenues. The Company's revenues for the third quarter of fiscal year 1999 increased 4.1%, or $18.7 million, to $479.2 million from $460.5 million for the same period of fiscal year 1998. The increase resulted primarily from including the Belk-Simpson revenues in the consolidated operating results subsequent to the Reorganization which contributed $16.6 million, or 3.5% in revenues for the three months ended October 31, 1998. Excluding the impact of the Reorganization, revenues for the third quarter of fiscal year 1999 increased 0.5%, or $2.1 million, over the third quarter of fiscal year 1998. On a comparable stores basis, revenues increased 0.3% for the quarter.

         For the nine months ended October 31, 1998, the Company's revenues were $1.38 billion, a 2.9% increase from $1.34 billion for the same period of the prior year. The increase resulted primarily from including the Belk-Simpson revenues of $31.5 million, or 2.3% in revenues during the nine month period. On a comparable stores basis, revenues increased 1.6% for the nine months ended October 31, 1998.

         Cost of Goods Sold. As a percentage of revenues, cost of goods sold for the third quarter of fiscal year 1999 increased to 68.4% compared to 67.1% for the same period of fiscal year 1998. The third quarter increase was the result of higher levels of markdowns compared to the markdowns during the same period of fiscal year 1998 due to additional markdowns associated with the stores obtained from Dillard's, Inc. and higher markdowns in existing stores designed to promote sales in response to a weak retail environment and unseasonably warm weather. The higher markdown levels were partially offset by decreases in buying costs due to a more efficient purchasing structure.

         For the nine months ended October 31, 1998, cost of goods sold increased slightly to 67.8% compared to 67.7% for the same period of fiscal year 1998 as a result of increased markdowns in the current year as discussed above, partially offset by decreases in buying costs due to a more efficient purchasing structure.

         Income From Operations. The Company's income from operations for the three months and nine months ended October 31, 1998 were negatively impacted by approximately $2.0 million of additional costs incurred in connection with the store exchange with Dillard's, Inc. These costs consist primarily of additional markdowns, costs associated with the closing of the surrendered stores, costs of opening the acquired stores and costs of preparing the Company's Summerville distribution center for the additional volume of merchandise processed for the acquired stores.

         Interest Expense, Net. Interest expense, net increased $0.2 million, or 2.6%, in the third quarter of fiscal year 1999 and $1.8 million, or 7.4%, for the nine month period ended October 31, 1998 when compared with the same periods in fiscal year 1998. The increase was primarily due to higher average outstanding borrowings offset by reduced effective interest rates due to the refinancing of higher rate debt facilities. The borrowings were utilized to fund the Company's capital expenditures and to repurchase stock from stockholders exercising their appraisal rights in connection with the Reorganization. Short-term borrowings had a weighted average interest rate of 6.13% for the nine months ended October 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash on hand, cash flow from operations, and borrowings under debt facilities. Effective on May 2, 1998, the numerous debt facilities utilized by the Predecessor Companies were assumed by the Company. The Company has consolidated the existing debt facilities with the combination of a $300 million variable rate accounts receivable securitization, a $125 million ten year variable rate bond facility and two seasonal line of credit agreements totaling $185 million. The Company finalized the $300 million accounts receivable securitization on June 12, 1998, borrowed $257 million and used the proceeds to repay the majority of existing debt. On July 23, 1998, the Company closed on a $125 million ten year variable rate bond facility and used the proceeds to retire substantially all of the Company's remaining debt. In September 1998, the Company replaced a $128.5 million line of credit with a $150 million line of credit that bears interest at LIBOR plus approximately 60 basis points. The debt facilities place certain restrictions on mergers, consolidations and the sale of the Company's assets and require maintenance of minimum financial ratios. The accounts receivable securitization limits borrowings under the facility to approximately 80% of the Company's customer accounts receivable.

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

         Operating activities provided cash of $15.7 million during the first nine months of fiscal year 1999 as compared to $1.2 million for the same period of fiscal year 1998. The increase in cash provided by operating activities compared to the prior period was due to decreases in accounts receivable from customers, increases in accounts payable and an increase in net income, partially offset by increases in the seasonal build-up of merchandise inventory levels and in prepaid expenses.

         Cash flows from investing activities used cash of $68.8 million during the first nine months of fiscal year 1999 as compared to $51.3 million for the same period of fiscal year 1998. The increase in cash used for investing activities was primarily due to an increase in capital expenditures partially offset by increases in proceeds from the sale of investments and cash acquired from the acquisition of the Belk-Simpson retail operations in the Reorganization, which was previously accounted for on the equity method.

         Expenditures for property and equipment were $95.4 million during the first nine months of fiscal year 1999, compared to $54.9 million in last year's first nine months. During the third quarter of fiscal year 1999, the Company purchased two Stone & Thomas department stores in Virginia and West Virginia and exchanged nine Belk stores located in Virginia and Tennessee, plus two additional stores to be constructed, for seven Mercantile stores located in Jacksonville, Florida and Columbia, South Carolina. The Company also sold to and purchased from Dillard's, Inc. certain personal property, principally inventory and customer accounts receivable, related to the exchanged stores. During the first nine months of fiscal year 1999, the Company opened seven new stores and plans to complete significant renovations to and/or expansions of five existing stores and update its point-of-sale register systems during the current fiscal year. Total capital expenditures for fiscal year 1999 are expected to be approximately $130 million.

         Net cash provided by financing activities amounted to $60.3 million during the first nine months of fiscal year 1999, a result of increased borrowings, compared to $12.1 million for the same period of fiscal year 1998. During the second quarter of fiscal year 1999, the Company entered into a $300 million accounts receivable securitization, borrowed $257 million and used the proceeds to repay the majority of higher rate debt. The Company also closed on a $125 million ten year variable rate bond facility and used the proceeds to retire all remaining higher rate debt and to fund capital expenditures.

         Management of the Company believes that cash flows from operations and their planned credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service agreements.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Advisory Board issued Statement of Position (SOP) No. 98-1, "Accounting for Internal Use Software," which establishes standards for the costs of computer software developed or obtained for internal use. The Company will implement the standard in fiscal year 2000. The Company expects implementation of SOP No. 98-1 to cause approximately $6 million of fiscal year 2000 expenditures to be capitalized that historically would have been expensed.

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


YEAR 2000 ISSUES

         In January 1996, the Company began converting its computer systems to be Year 2000 compliant (e.g. to recognize the difference between '99 and '00 as one year instead of negative 99 years). At October 31, 1998, approximately 80% of the Company's systems were compliant, with substantially all systems expected to be compliant by February 1999. The total cost of the project is estimated to be $5.7 million and is being funded through operating cash flows. The Company is expensing all costs associated with these system changes. As of October 31, 1998, $4.4 million had been expensed.

        The Company is in the process of determining the Year 2000 status of its principal business partners. The Company is also developing contingency plans to address critical business processes in the event of Year 2000 problems and expects to complete these plans by March 31, 1999. Although management believes that the Company will successfully complete the conversion of its computer systems to be Year 2000 compliant, any problems with such conversion or any problems with its principal business partners' or government agencies' conversion could have a material impact on the Company's future results of operations.

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


                                       BELK, INC.



Dated:  December 11, 1998              By: /s/ Ralph A. Pitts
                                          -------------------------------------
                                          Ralph A. Pitts
                                          Executive Vice President,
                                          General Counsel and
                                          Corporate Secretary
                                          (Authorized Officer of the Registrant)

                                       By: /s/ Bill R. Walton
                                          -------------------------------------
                                          Bill R. Walton
                                          Senior Vice President, Treasurer
                                          and Controller
                                          (Principal Accounting Officer)