Form 10-K405
period 1999-01-30
BELK INC
filed 1999-04-30
CIK 1051771

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JANUARY 30, 1999
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

              Registrant's telephone number, including area code:
                                 (704) 357-1000
        Securities registered pursuant to Section 12(b)of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of April 15, 1999 (based on the book value per share of Common Stock of the Registrant, as of January 30, 1999) was $233,587,346. 55,226,783 shares of common stock were outstanding as of April 15, 1999, comprised of 55,196,065 shares of the registrant's Class A Common Stock, par value $0.01, and 30,718 shares of the registrant's Class B Common Stock, par value $0.01.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999 are incorporated herein by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   BELK, INC.

                               TABLE OF CONTENTS

ITEM NO.                                                            PAGE NO.
--------                                                            --------
                                   PART I
1.    Business....................................................       3
2.    Properties..................................................      10
3.    Legal Proceedings...........................................      11
4.    Matters Submitted to a Vote of Security Holders.............      11

                                  PART II
5.    Market Information for Registrant's Common Equity and
      Related Stockholder Matters.................................      12
6.    Selected Financial Data.....................................      12
7.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................      13
7A.   Quantitative and Qualitative Disclosure About Market Risk...      19
8.    Financial Statements and Supplementary Data.................      20
9.    Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure....................................      40

                                  PART III
10.   Directors and Executive Officers of the Registrant..........      40
11.   Executive Compensation......................................      40
12.   Security Ownership of Certain Beneficial Owners and
      Management..................................................      40
13.   Certain Relationships and Related Transactions..............      40

                                  PART IV
14.   Exhibits, Financial Statements, Schedules and Reports on
      Form 8-K....................................................      41

              THIS INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS

     Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as "may," "will," "intend," "project," "expect," "anticipate," "believe," "estimate," "continue," or other similar words. Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising, our ability to be competitive in the retail industry, the expected benefits of our new systems and technology, including our efforts to address Year 2000 issues, and the expected increase in our sales through our proprietary charge card program.

     We have also made statements in this document with respect to significant enhanced results that we expect from the Reorganization (as defined herein). Such expected benefits include: long-term efficiencies, significant expense savings through reduced taxes, improved cash management and more cost-effective financing, a more intensified customer focus and a unified approach to marketing, merchandising and advertising. In expecting such results, we have made certain assumptions regarding our ability to consolidate functions and combine resources to realize efficiencies, the extent of overlap among each of the Belk stores and our ability to effectively manage the stores on a larger scale. These forward-looking statements are subject to certain risks and uncertainties which may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements.

     Risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements include, but are not limited to:

      1. general economic and business conditions, both nationally and in our market areas;

      2. levels of consumer debt and bankruptcies;

      3. changes in interest rates;

      4. changes in buying, charging and payment behavior among our customers;

      5. the effects of weather conditions on seasonal sales in our market areas;

      6. seasonal fluctuations in net income due to increased consumer spending during the holiday season, timing of new store openings, merchandise mix, the timing and level of markdowns and historically low first quarter results;

      7. competition among department and specialty stores and other retailers, including luxury goods retailers, general merchandise stores, mail order retailers and off-price and discount stores;

      8. the competitive pricing environment within the department and specialty store industries;

      9. our ability to compete on merchandise mix, quality, style, service, convenience and credit availability;

     10. the effectiveness of our advertising, marketing and promotional campaigns;

     11. our ability to determine and implement appropriate merchandising strategies, merchandise flow and inventory turnover levels;

     12. our ability to generate liquidity and reduce debt through our accounts receivable securitization program;

     13. our realization of planned synergies and cost savings from our recent corporate reorganization and our planned organizational restructuring;

     14. any adverse effects of the Year 2000 problem on our operations and our vendors;

     15. our ability to contain costs;

     16. changes in our business strategy or development plans;

     17. our ability to hire and retain key personnel;

     18. changes in laws and regulations, including changes in accounting standards, tax statutes or regulations, environmental and land use regulations, and uncertainties of litigation; and

     19. our ability to obtain capital to fund any growth or expansion plans.

     Our other filings with the Securities and Exchange Commission may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.

     Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, even if future events or new information may impact the validity of such statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Belk, Inc., together with its subsidiaries (collectively, the "Company" or "Belk"), is the largest privately-owned department store business in the United States, with total revenues of approximately $2.1 billion for the fiscal year ended January 30, 1999. The Company and its predecessors have been successfully operating department stores since 1888 by delivering superior service and by providing merchandise that meets customers' needs for fashion, value and quality.

     The Company operates 211 retail department stores in 13 states in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with a dominant merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, restaurants, optical centers and other amenities.

     Although the Company operates 46 Belk stores that exceed 100,000 square feet in size, most Belk stores range in size from 50,000 to 80,000 square feet. Most of the Belk stores are anchor tenants in major regional malls and shopping centers, primarily in medium and smaller markets. The Company operates two stores that sell limited selections of cosmetics, hosiery and accessories for women under the "Belk Express" store name. The Belk stores occupy in the aggregate approximately 17 million square feet of space.

     Management of the Belk stores is organized into regional operating divisions, with each unit headed by a division president. Each division supervises a number of stores and maintains an administrative office in the markets served by the division. Division offices provide overall management and support for the Belk stores in their regions. Belk Stores Services, Inc. ("BSS"), a subsidiary of the Company, coordinates the operations of Belk stores on a company-wide basis by providing services to the Belk division offices and stores such as merchandising, marketing, advertising and sales promotion, information systems, human resources, public relations, accounting, real estate and store planning, credit, legal, tax, distribution and purchasing.

     The Company was incorporated in Delaware in November 1997. The Company's principal executive offices are located at 2801 West Tyvola Road, Charlotte, North Carolina 28217-4500, and its telephone number is (704) 357-1000.

REORGANIZATION AND RESTRUCTURING

     In fiscal year 1999, Belk began realizing the benefits of the merger and reorganization of the former 112 Belk corporations into Belk, Inc., which became effective on May 2, 1998 (the "Reorganization"). The Reorganization has allowed the Company to create a more streamlined legal structure, and the Company expects to realize significant expense savings through reduced taxes, improved cash management and more cost-effective financing. As an example of corporate efficiencies resulting from the Reorganization, the Company is in the process of forming and chartering a subsidiary that will operate as Belk National Bank in the State of Georgia. The new bank, which is expected to begin operations in May 1999, will enable the Company to standardize the interest rate terms of Belk charge customer accounts across the 13 states in which Belk operates and to set competitive interest rates comparable to other key retailers.

     Belk has recently announced plans to streamline its organizational structure by consolidating its thirteen operating divisions into four expanded regional divisions to be headquartered in Charlotte and Raleigh, North Carolina, Greenville, South Carolina and Jacksonville, Florida. The consolidation should permit the Company to intensify its customer focus by achieving more unified and consistent execution of its marketing, merchandising and advertising strategies and by simplifying decision-making processes. The Company should also realize long-term efficiencies and cost savings which it believes will increase stockholder value. It is anticipated that the consolidation will take place during the second quarter of fiscal year 2000.

BUSINESS STRATEGY

     Belk's mission is to be the dominant department store in its markets, by selling merchandise to customers that meets their needs for fashion, selection, value, quality and service. To achieve this mission, Belk's business strategy includes five key elements: (i) a target customer focus; (ii) focused merchandise assortments; (iii) compelling sales promotions; (iv) distinctive customer service; and (v) a winning store and market strategy.

     Target Customer Focus. Belk's target customer is a 35 to 54 year old female who has a job and is career oriented; who has a family income of $35,000 to $75,000 per year; who buys for herself and her family; and who is style conscious and seeks updated fashions and quality basic merchandise. The Company plans to maintain its target customer focus by conducting ongoing research to determine target customer needs, such as annual customer satisfaction surveys and customer focus group studies. Belk believes that its focus on meeting the target customer's needs will produce profitable sales increases in other key merchandise areas, including junior's apparel, accessories and shoes; men's and children's apparel, accessories and shoes; cosmetics; home furnishings and household merchandise; and gifts.

     The Company intends to respond aggressively to changing customer shopping and service needs through effective communication with customers and consumer research. The Company also seeks to maximize customer convenience through effective inventory management that ensures consistently high inventory levels of basic and advertised merchandise, effective store layout, merchandise signing and visual display, and quick and efficient transactions at the point of sale. The Company also strives to continue to attract and retain well-qualified associates who provide a high level of friendly, personal service to enhance the customer's shopping experience.

     Focused Merchandise Assortments. The Company hopes to position itself through its target customer focus to take advantage of significant sales growth opportunities in its women's apparel (including special sizes), accessories and shoe businesses. The Company has launched merchandise initiatives focused on providing its target customer with in-depth assortments of updated, branded fashions for career, casual and social occasions.

     Compelling Sales Promotions. Belk is modifying its sales promotion strategy to focus on promoting merchandise which the target customer desires, to offer her more compelling sale discounts, and to provide adequate inventory to support all sales promotion events.

     Distinctive Customer Service. The Company's customer research has determined that Belk generally differentiates itself from competitors because of the level of service its stores provide. Belk intends to continue its tradition of employing knowledgeable sales associates who approach customers, help when needed and provide quick checkout.

     Winning Store And Market Strategy. The Company has an explicit company-wide store and market strategy focused on maximizing return on investment and improving its competitive position. The approach to investing in new markets and expanding existing facilities includes a disciplined real estate evaluation process using a balanced scorecard, rigorous financial measures, and sound investment guidelines.

     The Company also maintains ongoing initiatives aimed at improving productivity and efficiency throughout the organization, including a "floor-ready" merchandise program that speeds delivery of merchandise to the sales floor, continued development of credit programs for customers and the use of computer-based training programs.

GROWTH STRATEGY

     The Company intends to selectively open new stores in new and existing markets in order to increase sales, market share and customer loyalty. As the consolidation of the department store industry continues, the Company will also seek out and consider store acquisitions that offer opportunities and growth into contiguous markets. The Company has invested approximately $360 million over the past five years in building new stores and expanding and renovating existing stores.

     Management of the Company believes that there are significant opportunities for growth in existing Belk markets where the Belk name and reputation are well known. Although the Company will take advantage of opportunities to expand into large markets, the Company will focus its expansion in medium-sized markets with little department store competition, with store units in the 50,000 to 80,000 square foot size range.

     In a transaction completed with Dillard's, Inc. on September 22, 1998, Belk obtained seven former Mercantile, Inc. stores, which enabled the Company to enter the Jacksonville, Florida market with four dominant stores, and to return to the Columbia, South Carolina market with three strongly positioned stores. The new stores have a total combined size of approximately 1.127 million square feet of space. In exchange, Dillard's, Inc. received eight Belk stores located in Richmond, Virginia and the Tidewater, Virginia market and one store in Chattanooga, Tennessee, with a total combined size of approximately 935,000 square feet of space. In a transaction with Elder-Beerman Stores Corp., completed on October 27, 1998, the Company acquired the former Stone & Thomas department stores at Fashion Square in Charlottesville, Virginia, and Mercer Mall in Bluefield, West Virginia. The stores, with a combined size of approximately 111,000 square feet of space, are scheduled to be renovated and converted to Belk men's stores during fiscal year 2000 to complement the Company's existing stores in those malls.

     The Company also established a new Hair, Nail and Spa Division, which began operating salons in the three Belk stores in Columbia, South Carolina, and two of the Belk stores in Jacksonville, Florida, in February 1999.

     In determining where to open new stores in the future, the Company's management will evaluate demographic information such as income and education levels, age and occupation, availability of prime real estate locations, existing and potential competitors and the number of Belk stores in the same or contiguous market areas. Management will also analyze store and market sales and income data and seek to identify economies of scale available in advertising, distribution and other expenses as part of its process for determining new store sites and markets for expansion.

     In addition to the transaction with Dillard's, Inc., the Company opened seven new stores in fiscal year 1999, which had a combined total size of approximately 364,000 square feet of space. In fiscal year 2000, Belk plans to open five new stores which will have a combined size of approximately 245,000 square feet of space, as well as major expansions of five existing stores with a total combined new space of approximately 206,000 square feet.

     New stores opened in fiscal year 1999 included:

                                                                              NEW OR EXISTING
LOCATION                                   SQUARE FEET    DATE OF OPENING         MARKET
--------                                   -----------    ---------------     ---------------
Canton, GA, Riverstone Plaza.............     60,065     February 11, 1998    New
Smithfield, NC, Centre Pointe Plaza......     58,936     February 26, 1998    Existing
Suffolk, VA, Suffolk Shopping Center.....     46,062     June 3, 1998         New
Cookeville, TN, Jackson Plaza............     60,034     July 29, 1998        New
Garner, NC, North Station................     46,244     August 6, 1998       New
Columbia, SC, Columbiana Centre..........    185,000     September 23, 1998   New
Columbia, SC, Dutch Square Mall..........    209,000     September 23, 1998   New
Columbia, SC, Richland Fashion Mall......    182,000     September 23, 1998   New
Jacksonville, FL, Avenues Mall...........    200,000     September 23, 1998   New
Jacksonville, FL, Regency Square Mall....    123,114     September 23, 1998   New
Jacksonville, FL, Roosevelt Square.......     70,000     September 23, 1998   New
Orange Park, FL, Orange Park Mall........    101,000     September 23, 1998   New
Simpsonville, SC, Fairview Market........     48,497     October 14, 1998     New
Douglas, GA..............................     45,195     October 21, 1998     Existing

     New stores and major store expansions scheduled for completion in fiscal year 2000 include:

                                                                              NEW OR EXISTING
LOCATION                                      SQUARE FEET   DATE OF OPENING       MARKET
--------                                      -----------   ----------------  ---------------
Clinton, NC, Sampson Crossing...............    48,497      March 17, 1999       Existing
Morganton, NC, Fiddler's Run................    49,473      March 17, 1999       Existing
Mt. Pleasant, SC, Mt. Pleasant Towne            61,317      April 21, 1999       Existing
  Centre....................................
Bluefield, W. VA, Mercer Mall...............    37,000      August 4, 1999       Existing
  (Expansion -- Men's & Home Store)
Jacksonville, FL, Regency Square............    64,836      August 18, 1999      Existing
  (Expansion)
Paragould, AK...............................    33,579      October 13, 1999     Existing
Greenville, TX, Crossroads Mall.............    52,275      October 20, 1999     Existing
Charlottesville, VA, Fashion Square.........    60,007      October 20, 1999     Existing
  (Expansion -- Men's & Home Store)
Kill Devil Hills, NC, Dare Center...........    12,151      October 27, 1999     Existing
  (Expansion)
Southern Pines, NC, Pinecrest Plaza.........    32,400      November, 1999       Existing
  (Expansion -- Men's Store)

MERCHANDISING

     Belk stores feature quality name brand and private label merchandise in moderate to upper-middle price ranges, providing fashion, selection and value to customers. The merchandise mix is targeted to middle and upper-income customers shopping for their families and homes, and includes a wide selection of fashion apparel, accessories and shoes for men, women and children, as well as cosmetics, home furnishings, housewares, gift and guild, jewelry, candy and other types of department store merchandise. The Company's merchandise initiatives are focused on meeting the needs of its target customer and boosting profitable sales in women's apparel, accessories and shoes. The goal is to position Belk stores as the leaders in their markets in providing updated career and casual fashion assortments, with greater depth of style, selection and value.

     The Company's "New Directions" department provides updated career and casual looks for Belk's target customer and features lines by such vendors as Clio, John Paul Richard and AGB. Belk's exclusive Madison Studio and Kim Rogers brands also offer quality updated casual and career fashions at attractive price points for the target customer.

     Belk stores offer complete assortments of the most desirable national brands. Most Belk stores are the leading sellers in their markets of such top "mega-brands" as Estee Lauder, Clinique, Lancome, Liz Claiborne, Tommy Hilfiger, Polo Ralph Lauren, Calvin Klein, Lee, Levi, Nike, Reebok, Bali and others. The Company has enjoyed excellent long-time relationships with many top apparel and cosmetics suppliers and often enters into arrangements to distribute apparel, accessories and cosmetics on an exclusive basis. This enhances the Belk stores' image as a fashion leader and enables Belk stores to offer customers exclusive and original styles that are not generally available in other stores in their markets.

     Belk stores also offer a number of exclusive private label brands which provide customers with merchandise that is comparable in quality and style with national brands at substantial savings. In addition to Madison Studio and Kim Rogers, other Belk private label brands, which include J. Khaki, Meeting Street, Saddlebred, Andhurst, Nursery Rhyme and Home Accents, provide outstanding value for customers and differentiate Belk from its competitors.

     The Company intends to keep fresh seasonal inventory in stock at stores throughout the year and to maintain inventory levels that provide optimum in-stock positions. Belk stores place special emphasis on maintaining high levels of inventory of advertised and basic items to ensure that consumers can buy the merchandise they want.

MARKETING

     The Company's primary marketing strategy emphasizes direct communications with customers through personal contact and the use of multi-faceted advertising, marketing and sales promotion programs. This strategy encompasses extensive mass media print and broadcast advertising, direct mailings to charge customers, comprehensive store visual merchandising and signing, in-store special events (e.g., fashion shows, trunk shows, celebrity and designer appearances) and magazine and billboard advertising.

     Major sales promotions and sales events are planned and implemented in Belk stores throughout the year. The Company regularly produces advertising circulars which are distributed to millions of customers via newspaper inserts or direct mailings, and the cost of many of these mailings is funded in part or in whole by vendors. The Company intends to use creative advertising that effectively communicates the Company's merchandise offerings, fashion image and reputation for superior service to store customers in a variety of media.

     Belk's strategy to achieve more compelling sales promotions includes:

     - focusing on advertising and promoting merchandise that the Company's target customer desires;

     - having sales that offer more attractive discounts than competitors;

     - providing appropriate inventory levels to support key sales events;

     - using clearance sales to gain a competitive advantage;

     - using a coordinated approach to sales promotion events (including a master sales promotion calendar) in order to establish a consistent image of Belk in its markets; and

     - measuring and communicating sales promotion results more rigorously.

     Belk intends to employ its strategic marketing initiatives and strategies in order to develop and enhance the equity of the Belk brand, strengthen its relationship with and become the desired destination for the target customer, and create and strengthen "one-to-one" relationships with customers.

     Belk Web Site. The Company's internet web site at www.Belk.com provides the latest information about the Company and its merchandise offerings and sales promotions. The site receives well over a million hits each year from customers throughout Belk's market area and beyond. The Company plans to further develop and utilize the web site as a primary marketing and customer communication vehicle, and is considering the implementation of on-line shopping in the future.

     Belk Customer Database Marketing Program. Belk's "one-to-one" relationship marketing program allows the Company to communicate and advertise more effectively with customers based on their particular merchandise needs and shopping preferences. A computerized customer database provides information on the purchasing behavior and shopping patterns of Belk charge customers. This enables the Company to customize its advertising and sales promotions to attract target customers. Moreover, the program has substantially reduced the costs and improved the effectiveness of the Company's direct mail advertising. Belk plans to expand its customer database to include customers who use "third party" credit cards -- Visa, MasterCard and American Express. When added to Belk charge customers, these customers produce approximately 65% of the Company's total sales volume.

     The Company will carefully monitor marketing and sales promotion efforts and media mix to ensure that customers are being reached effectively and efficiently and that stores generate the maximum return possible on their advertising expenditures.

BELK PROPRIETARY CHARGE PROGRAMS

     The Company offers its customers the convenience of paying for their purchases on credit, using a variety of charge payment programs. These programs include:

     - 30-day revolving account;

     - interest-free 30-60-90 day account;

     - interest-free Table Top plan (for china, crystal, silver and other gift purchases); and

     - interest-free Fine Jewelry plan.

     Management of the Company believes it can increase sales by generating additional sales from existing Belk charge customers. The Company had 1.9 million active Belk charge customers in fiscal year 1999, which included 90,000 customers who live outside of existing market areas. Belk credit sales for fiscal year 1999 were 38.6% of total sales compared to 38.7% for fiscal year 1998.

     The Company intends to promote use of the Belk charge cards by existing Belk charge customers, as well as to increase the number of new Belk cardholders through targeted marketing campaigns and active solicitation efforts within Belk stores. The "BelkSelects" affinity program for top Belk charge customers is designed to attract profitable new customers, increase sales from existing customers and increase the active Belk credit card account base. The program offers a number of special benefits and services, such as free deluxe gift wrapping and free basic alterations, to charge customers who have made Belk charge purchases totaling $800 or more in the past 12 months. Approximately 451,000 Belk charge customers have been identified as prospective BelkSelects customers.

BUYING

     The Company's highly qualified and experienced buyers and merchants carefully monitor the merchandise mix of the Company's stores to maximize sales and profitability. The planning process involves a continuous review of merchandise needs by department and demand center, as well as on an individual store basis. Historically, Belk stores have remained in touch with local customers and markets by using a decentralized buying process. In order to achieve a more efficient buying process, however, the Company evolved to a buying process conducted by regional division offices. Buyers in the regional division offices work together with corporate buyers at BSS and local store personnel to ensure that each Belk store receives the merchandise needed to meet the needs of its local customers.

     As part of its target customer strategy, the Company is implementing changes in its merchandising structure and the roles and responsibilities of its merchants at BSS and in the divisions, to strengthen the buying process and ensure the effective execution of the Company's strategic merchandising initiatives.

SYSTEMS AND TECHNOLOGY

     The Company continues to make significant investments in technology and information systems in order to drive sales growth, improve operating efficiency and support its overall business strategy. A total of approximately $50 million was invested in point-of-sale equipment and information technology during fiscal year 1999, approximately $6.8 million of which was used for the development of new systems.

     The Company places a priority on the development and implementation of computerized systems to support its merchandising, sales floor, inventory and logistics initiatives. These systems enable the Company's management to quickly identify sales trends, order, track and distribute merchandise, manage markdowns and monitor merchandise mix and inventory levels. Examples of new or enhanced systems that were in development or implementation phases in fiscal year 1999 include:

          Merchandise Planning and Tracking -- provides for top-down and bottom-up merchandise planning; allows planning to the class level and enables accurate tracking of merchandise performance;

          Point Of Sale -- electronic terminals speed up sales transactions, ensure accuracy, and improve customer service on the sales floor; and

          Price Management -- provides electronic price lookup and markdowns at the point of sale, assuring greater accuracy and higher margins.

     Top priority systems for fiscal year 2000 include:

          Auto Replenishment -- improves inventory turns by automatically alerting suppliers when merchandise inventories need to be replenished;

          Inventory Scanning -- enables associates to take stock counts electronically to update unit and financial information; and

          Floor Ready Systems -- new system enhancements to support the Company's "floor-ready" initiatives will improve cycle time and in-stock position, allow for faster merchandise replenishment, and enable the Company to manage the supply chain more effectively and move the latest fashions and styles onto the sales floor as quickly as possible.

     Once implemented, the Company's floor ready, pool stock and merchandise replenishment initiatives will provide the order fulfillment capabilities needed to sell merchandise over the internet. Belk views this as a major opportunity to expand market share in the future.

YEAR 2000 ISSUES

     The year 2000 ("Y2K") presents a problem for computer systems that were not designed to handle any dates beyond the year 1999. This is a complex problem, as almost every computer operation will be affected in some manner by the rollover of the last two digits to "00." As a result, Belk's software and hardware will have to be modified prior to December 31, 1999 in order to remain functional and be ready for the year 2000 ("Y2K Ready"). If the computer systems are not modified, they may produce erroneous information or otherwise fail to function properly. The Company has committed significant resources to a company-wide initiative, aimed at identifying and resolving Y2K issues and achieving a smooth transition of the business into the next millennium. The initiative, which began in the fall of 1995, addresses every facet of the Company's business, with the goal of ensuring the continuity of all of the Company's mission-critical business processes before, during and after the Y2K calendar change.

     Substantially all of the Company's systems were Y2K Ready on March 31, 1999. Rigorous testing has begun and will continue throughout 1999. Contingency plans for all critical areas of the business were also completed on March 31, 1999, with testing of these plans also continuing throughout the year. The total cost of the Y2K project is estimated to be $5.7 million and is being funded through operating cash flows. The Company is expensing all costs associated with these system changes. As of January 30, 1999, $4.9 million had been expensed. A more complete discussion of the Company's response to Y2K issues is contained under the heading "Year 2000 Issues" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

NON-RETAIL BUSINESSES

     Several of the Company's subsidiaries engage in businesses that indirectly or directly support the operations of the retail department stores. The non-retail businesses include United Electronic Services, Inc. ("UES"), a wholly owned subsidiary of Belk, Inc., which provides equipment maintenance services, primarily on cash registers, but also on other equipment. UES provides such services to the Company pursuant to contracts with BSS.

INDUSTRY AND COMPETITION

     The Company operates retail department stores in the highly competitive and dynamic retail apparel industry. Management of the Company believes that the principal competitive factors for retail department store operations include merchandise selection, quality, value, customer service and convenience. The Company believes its stores are strong competitors in all of these areas. The Company's primary competitors are traditional department stores, mass merchandisers, national apparel chains, designer boutiques, individual specialty apparel stores and direct marketing firms, including Federated Department Stores, Inc., The May Department Stores Company, Dillard's, Inc., Sak's, Inc., J.C. Penney Company, Inc., Wal-Mart Stores, Inc. and Sears, Roebuck & Co.

TRADEMARKS AND SERVICE MARKS

     BSS owns all of the principal trademarks and service marks now used by the Company, including "Belk" and "All for You". These marks are registered with the United States Patent and Trademark Office. The term of each of these registrations is generally ten years, and they are generally renewable indefinitely for additional ten-year periods, as long as they are in use at the time of renewal. Most of the trademarks, trade names and service marks employed by the Company are used in the Company's private label program. The Company intends to vigorously protect its trademarks and service marks and initiate appropriate legal action whenever necessary.

ASSOCIATES

     As of January 30, 1999, the Company had approximately 22,000 full-time and part-time associates. Because of the seasonal nature of the retail business, the number of associates is highest during the holiday shopping period in November and December. The Company as a whole considers its relations with associates to be good. None of the associates of the Company are represented by unions or subject to collective bargaining agreements.

ITEM 2.  PROPERTIES

STORE LOCATIONS

     As of January 30, 1999, the Company operated a total of 212 retail stores in the following states:

Alabama -- 3  Maryland -- 2        Tennessee -- 3
Arkansas -- 2 Mississippi -- 1     Texas -- 2
              North
Florida -- 19 Carolina -- 77       Virginia -- 19
              South                West
Georgia -- 39 Carolina -- 39       Virginia -- 2
Kentucky -- 4

     117 Belk stores are located in regional malls, 87 are in strip shopping centers and 8 are free standing units. Approximately 89% of the gross square feet of the typical Belk store is devoted to selling space to ensure maximum operating efficiencies. A majority of the stores are either new or have undergone renovations within the past ten years. The new and renovated stores feature the latest in retail design, including attractive exteriors and interiors. The interiors are designed to create an exciting, comfortable and convenient shopping environment for customers. They include the latest lighting and merchandise fixturing, as well as quality decorative floor and wall coverings and other special decor. The store layout is designed for ease of shopping, and store signing is used to help customers identify and locate merchandise.

     As of January 30, 1999, the Company owned 59 stores outright, leased 141 stores under operating leases, and owned 12 stores under ground leases. The typical operating lease has an initial term of between 15 and 20 years, with four renewal periods of five years each, exercisable at the Company's option.

     The typical ground lease has an initial term of 20 years, with four renewal periods of five years each, exercisable at the Company's option.

NON-STORE FACILITIES

     The Company also owns or leases the following distribution centers, regional group offices and headquarters facilities:

BELK PROPERTY                                                LOCATION      OWN/LEASE
-------------                                             ---------------  ---------
Belk, Inc. Raleigh, NC Division Office..................  Raleigh, NC      Lease
Belk, Inc. Fayetteville, NC Division Office.............  Fayetteville,
                                                          NC               Lease
Belk, Inc. Atlanta, GA Division Office..................  Norcross, GA     Lease
Belk, Inc. Greenville, SC Division Office...............  Greenville, SC   Own
Belk, Inc., Gastonia, NC Division Office................  Gastonia, NC     Own
Belk, Inc. Charleston, SC Division Office...............  Summerville, SC  Own
Belk, Inc. Charlotte, NC Division Office................  Charlotte, NC    Own
Belk, Inc. Richmond, VA Division Office.................  Richmond, VA     Lease
Belk Stores Services, Inc. Offices -- LakePointe........  Charlotte, NC    Own
Belk Distribution Center................................  Fayetteville,
                                                          NC               Lease
Belk Distribution Center................................  Morrisville, NC  Own
Belk Distribution Center................................  Greensboro, NC   Lease
Belk Distribution Center................................  Mauldin, SC      Lease
Belk Distribution Center................................  Summerville, SC  Lease

OTHER

     The Company owns various other real property, including primarily former store locations. Such property is not material, either individually or in the aggregate, to the Company's results of operations or financial condition.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is engaged in various legal actions which are incidental to its business. Management of the Company believes that none of the various actions and proceedings involving the Company will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ending January 30, 1999.

                                    PART II

ITEM 5. MARKET INFORMATION FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Neither the Class A Common Stock, par value $.01 per share (the "Class A Common Stock") nor the Class B Common Stock, par value $.01 per share (the "Class B Common Stock") was listed or traded on a public market during any part of fiscal year 1999. There is no established public trading market for either class of the Company's common stock. As of April 15, 1999, there were approximately 554 holders of record of the Class A Common Stock and 8 holders of record of the Class B Common Stock. No dividends were declared by the Company during the fiscal year ended January 30, 1999; however, the Belk Companies each declared dividends payable prior to May 2, 1998, the date of the Reorganization. On March 25, 1999, the Company declared a dividend of $.235 on each share of the Class A and Class B Common Stock outstanding on April 1, 1999. The amount of dividends paid out with respect to fiscal year 2000 and each subsequent year will be determined at the sole discretion of the Board of Directors based upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                FISCAL YEAR ENDED
                                       -------------------------------------------------------------------
                                       JANUARY 30,   JANUARY 31,   FEBRUARY 1,   FEBRUARY 3,   JANUARY 31,
                                          1999          1998          1997          1996          1995
                                       -----------   -----------   -----------   -----------   -----------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED STATEMENT OF INCOME DATA:
Revenues.............................  $2,091,060    $1,974,102    $1,772,613    $1,685,470    $1,694,422
Cost of goods sold...................   1,422,257     1,341,646     1,205,687     1,149,270     1,151,713
Depreciation and amortization........      57,141        54,081        51,021        50,832        46,762
Income from operations...............     127,189       107,319        96,908        70,825        92,353
Income from continuing operations....      57,974        59,672        64,497        42,518        46,893
Income (loss) from discontinued
  operations*........................          --        (5,272)       36,873         1,298         1,731
Net income...........................      56,970        54,400       101,370        43,816        48,624
Basic income per share:
  From continuing operations.........        1.02           n/a           n/a           n/a           n/a
  Net income.........................        1.01           n/a           n/a           n/a           n/a
Cash dividends per share.............         n/a           n/a           n/a           n/a           n/a
SELECTED BALANCE SHEET DATA:
Accounts receivable, net.............     351,143       353,509       335,914       263,161       262,986
Merchandise inventory................     482,247       431,169       425,415       365,902       349,610
Working capital......................     622,969       497,146       442,753       423,543       514,228
Total assets.........................   1,593,918     1,348,502     1,358,900     1,260,979     1,159,735
Short-term debt......................       4,264        59,323       187,272       116,327        11,000
Long-term debt and capitalized lease
  obligations........................     403,713       299,582       216,010       178,441       214,450
Stockholders' equity.................     787,935       703,785       672,016       748,706       717,284
SELECTED OPERATING DATA:
Number of stores at end of period....         212           218           250           216           221
Comparable store net revenue
  increases (decreases)..............         2.8%          1.2%          2.3%         (2.3)%         2.4%

---------------

All years include 52 weeks (364 days), with the exception of the fiscal year ended February 3, 1996, which includes 368 days.
(*) Income (loss) from discontinued operations represents the operating results and gain on the sale of BAC, Inc., which owned and operated a mall in Charlotte, North Carolina, and the operating results of TAGS, LLC, which owned and operated outlet stores.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In April 1998, the shareholders of the 112 companies previously comprising the Belk Companies (the "Predecessor Companies") approved the Reorganization of the Predecessor Companies into the Company effective on May 2, 1998. The following is a discussion of the historical consolidated or combined financial condition and results of operations of the Company and the Predecessor Companies, for each of the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, which should be read in conjunction with the financial statements, including the notes thereto, included elsewhere in this Form 10-K. The results of operations for the fiscal year ended January 30, 1999 include three months of pre-Reorganization historical combined results of the Predecessor Companies and nine months of post-Reorganization consolidated results of the Company. Prior to the Reorganization, the Belk-Simpson Company, Greenville, South Carolina ("Belk-Simpson") was included in the combined financial statements as a 37% equity investment. Subsequent to the Reorganization, Belk-Simpson is included in the consolidated financial statements as a wholly-owned subsidiary. References herein to the "Company" include the Belk Companies as predecessors to the Company and references herein to consolidated financial statements include combined financial statements of the Predecessor Companies for periods prior to the Reorganization.

GENERAL

     Acquisitions. The Company acquired a controlling interest in various corporations, which together operated 42 Leggett stores, in November 1996 (the "Leggett Acquisition") for $92.0 million. Under the purchase method of accounting, the assets, liabilities and results of operations associated with the Leggett Acquisition have been included in the Company's financial position and results of operations for the 1997 fiscal year since the date of acquisition. Due to the significant impact on the Company's operations associated with the Leggett Acquisition, the Company's period-to-period comparisons for the fiscal years ended January 31, 1998 and February 1, 1997 may not be meaningful or indicative of future results.

     Discontinued Operations. In November 1996, the Company sold its investment in a wholly-owned subsidiary that owned a retail mall to an unrelated third party. In October 1997, the Company announced the closing of the TAGS outlet stores (the "TAGS Stores"), that were operated by TAGS Stores, LLC ("TAGS"). The operating results of these entities are presented as discontinued operations.

     Certain Components of Net Income. Revenues include sales from retail operations and leased departments. Cost of goods sold include cost of merchandise, buying, and occupancy expense. Selling, general and administrative expense ("SG&A") includes payroll, advertising, credit and depreciation expense.

REORGANIZATION AND RESTRUCTURING

     In fiscal year 1999, Belk began realizing the benefits of the Reorganization. The Reorganization has allowed the Company to create a more streamlined legal structure, and the Company expects to realize significant expense savings through reduced taxes, improved cash management and more cost-effective financing. As an example of corporate efficiencies resulting from the Reorganization, the Company is in the process of forming and chartering a subsidiary that will operate as Belk National Bank in the state of Georgia. The new bank, which is expected to begin operations in May 1999, will enable the Company to standardize the interest rate terms of Belk charge customer accounts across the 13 states in which Belk operates and to set competitive interest rates comparable to other key retailers.

     Belk has recently announced plans to streamline its organizational structure by consolidating its thirteen operating divisions into four expanded regional divisions to be headquartered in Charlotte and Raleigh, North Carolina, Greenville, South Carolina and Jacksonville, Florida. The consolidation should permit the Company to intensify its customer focus by achieving more unified and consistent execution of its marketing, merchandising and advertising strategies and by simplifying decision making processes. It is anticipated that the consolidation will take place during the second quarter of fiscal year 2000.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's statements of income and other pertinent financial and operating data.

                                                                   FISCAL YEAR ENDED
                                                        ---------------------------------------
                                                        JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
SELECTED FINANCIAL DATA
Revenues..............................................      100.0%        100.0%        100.0%
Cost of goods sold....................................       68.0          68.0          68.0
Selling, general and administrative expenses..........       25.9          26.3          26.3
Income from operations................................        6.1           5.4           5.5
Interest expense, net.................................        1.7           1.8           1.3
Income taxes..........................................        1.7           1.5           2.2
Income from continuing operations.....................        2.8           3.0           3.6
Discontinued operations...............................         --          (0.3)          2.1
Net income............................................        2.7           2.8           5.7
SELECTED OPERATING DATA
Gross square footage (in thousands)...................     16,591        16,217        14,754
Store revenues per gross sq. ft. .....................       $126          $122          $120
Comparable stores revenues increase...................        2.8%          1.2%          2.3%
Number of stores
  Opened..............................................          8             5             5
  Acquired............................................          7             0            42
  Closed..............................................        (21)          (37)          (13)
          Total -- end of period......................        212           218           250

COMPARISON OF FISCAL YEARS ENDED JANUARY 30, 1999 AND JANUARY 31, 1998

     Revenues. The Company's revenues in fiscal year 1999 increased 5.9%, or $117 million, to $2.09 billion from $1.97 billion in fiscal year 1998. The increase was partially due to including the Belk-Simpson revenues in the consolidated operating results subsequent to the Reorganization, which contributed $55 million, or 2.6%, in revenues for fiscal year 1999. Excluding the impact of the Reorganization, revenues for the fiscal year 1999 increased 3.3%, or $62 million, over fiscal year 1998. On a comparable store basis, revenues increased 2.8% for the year.

     Cost of Goods Sold. As a percentage of revenues, cost of goods sold for fiscal year 1999 and fiscal year 1998 was 68.0%. Fiscal year 1999 cost of goods sold was negatively impacted by higher levels of markdowns compared to the markdowns during fiscal year 1998, due to additional markdowns associated with the stores obtained from Dillard's, Inc. and higher markdowns in existing stores designed to promote sales in response to a weak retail environment and unseasonably warm weather during the fall of 1998. The higher markdown levels were offset by decreases in buying costs due to a more efficient purchasing structure.

     Selling, General and Administrative Expenses. SG&A was $541.6 million in fiscal year 1999, compared to $518.9 million in fiscal year 1998, an increase of 4.4%. As a percentage of revenues, SG&A decreased to 25.9% in fiscal year 1999 from 26.3% in fiscal year 1998. The decrease is attributable to reductions in personnel costs due to improved operating efficiencies, partially offset by decreases in finance charge income on the Company's proprietary credit card receivables.

     During fiscal years 1999 and 1998 the Company's bad debt expense, net of recovery associated with the issuance of credit on the Belk proprietary credit cards, was $12.2 million and $13.2 million, respectively. During fiscal years 1999 and 1998, finance charge income on the outstanding Belk proprietary credit card receivables was $41.3 million and $43.8 million, respectively. Accounts receivable management and collection services expenses for fiscal years 1999 and 1998 were $20.9 million and $19.9 million, respectively.

     Income From Operations. Income from operations increased $19.9 million, or 18.5%, to $127.2 million in fiscal year 1999, as compared to $107.3 million in fiscal year 1998. The increase resulted from increases in revenues and decreases in SG&A expenses as a percentage of revenues.

     The Company's income from operations in fiscal year 1999 was negatively impacted by approximately $4 million of additional costs incurred in connection with the store exchange with Dillard's, Inc. These costs consist primarily of additional markdowns, costs associated with the closing of the surrendered stores, costs of converting the acquired stores and costs of preparing the Company's Summerville, South Carolina distribution center for the additional volume of merchandise processed for the acquired stores.

     Interest Expense, Net. Interest expense, net increased $1.4 million, or 4.2%, in fiscal year 1999 compared to fiscal year 1998. The increase resulted primarily from higher average outstanding borrowings offset by reduced effective interest rates due to the refinancing of higher rate debt facilities. The borrowings were utilized to fund the Company's capital expenditures and to repurchase stock from stockholders exercising their appraisal rights in connection with the Reorganization.

     Net Income. Net income increased by $2.6 million in fiscal year 1999 compared to fiscal year 1998. However, fiscal year 1998 net income includes $15.9 million of gains on the sale of investments by Belk-Simpson that the Company recognized as equity in earnings of unconsolidated entities. Excluding the impact of the Belk-Simpson investment gains, net income for fiscal year 1999 increased $18.5 million, or 48.1%, over fiscal year 1998.

COMPARISON OF FISCAL YEARS ENDED JANUARY 31, 1998 AND FEBRUARY 1, 1997

     Revenues. The Company's revenues in fiscal year 1998 increased 11.4%, or $201.5 million, to $1.97 billion from $1.77 billion in fiscal year 1997. The increase resulted primarily from the Leggett Acquisition, which contributed $285.0 million, or 14.4% in revenues during the fiscal year ended January 31, 1998, as compared to $107.4 million, or 6.1% in revenues during the fiscal year ended February 1, 1997. Comparable store revenues increased 1.2% for fiscal year 1998 compared to fiscal year 1997. Excluding the impact of the Leggett Acquisition, revenues in fiscal year 1998 increased 1.4%, or $23.9 million, over fiscal year 1997.

     Cost of Goods Sold. As a percentage of revenues, cost of goods sold for fiscal year 1998 remained constant at 68.0%. Cost of goods sold increased 11.3% or $136.0 million from $1.21 billion in fiscal year 1997 to $1.34 billion in fiscal year 1998, primarily due to the higher revenue volume associated with the Leggett Acquisition. Excluding the impact of the Leggett Acquisition, cost of goods sold as a percentage of revenues decreased .1% from fiscal year 1997 to fiscal year 1998, due to improved inventory management.

     Selling, General and Administrative Expenses. SG&A was $518.9 million in fiscal year 1998, compared to $466.8 million in fiscal year 1997, an increase of 11.2%. As a percentage of revenues, SG&A remained flat at 26.3% for both fiscal year 1998 and 1997. The Leggett Acquisition resulted in additional SG&A of $80.8 million for fiscal year 1998, as compared to $25.6 million for the three-month period included in fiscal year 1997. Excluding the impact of the Leggett Acquisition, SG&A decreased .7% or $3.1 million and was 25.9% of revenues for fiscal year 1998, compared to 26.5% of revenues for fiscal year 1997. This decrease is attributable to decreases in payroll and supply expenses realized through improved operating efficiencies.

     During fiscal years 1998 and 1997 the Company's bad debt expense, net of recovery associated with the issuance of credit on the Belk proprietary credit cards, was $13.2 million and $10.8 million, respectively. Although bad debt expense increased $2.4 million due to increased Belk proprietary credit card sales volume and industry-wide increases in personal bankruptcies, the increase was offset by an increase in finance charge income of $6.3 million. During fiscal years 1998 and 1997, finance charge income on the outstanding Belk proprietary credit card receivables was $43.8 million and $37.6 million, respectively. Accounts receivable management and collection services expenses for fiscal years 1998 and 1997 remained flat, at $19.9 million for each year.

     Impairment of Long-Lived Assets. The Company evaluates its investment in long-lived assets on an individual store basis. Based upon an assessment of historical and projected operating results, it was determined that the carrying value of certain operating stores was impaired under the criteria defined in SFAS

No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." As a result, the Company recorded pre-tax impairment charges of $6.3 million and $3.2 million for fiscal years 1998 and 1997, respectively, to reduce the carrying value of these assets to their estimated fair value.

     Interest Expense, Net. As a percentage of revenues, interest expense, net increased to 1.8% for fiscal year 1998 as compared to 1.3% in fiscal year 1997. Interest expense, net increased 52.8% or $12.0 million, to $34.7 million in fiscal year 1998 from $22.7 million in fiscal year 1997. The increase resulted primarily from higher average outstanding borrowings and higher effective interest rates needed to fund the Company's capital expenditures, the Leggett Acquisition and repurchases of common stock.

     Gain (Loss) on Sale of Property and Equipment. The net loss on sale of property and equipment for the fiscal year ended January 31, 1998 was $1.1 million, compared to a $21.3 million net gain for fiscal year 1997. The fiscal year 1997 gains resulted primarily from the sale of property and fixtures in three closed stores in Florida.

     Discontinued Operations. During fiscal year 1997, the Company converted certain Belk clearance center stores to discount outlet stores and opened two new store locations under the TAGS name. On September 17, 1997, management decided to close the TAGS Stores. The TAGS Stores were closed in December 1997 after liquidating the stores' inventory.

     The operating results for the TAGS Stores subsequent to the conversion to the TAGS discount outlet format have been presented as discontinued operations. The Company recognized after-tax losses on the discontinued operations of the TAGS Stores of $5.3 million for the fiscal year ended January 31, 1998, which was composed of a $1.3 million after-tax loss on operations and a $4.0 million after-tax loss on disposal of assets. In addition, a $1.0 million after-tax loss on operations of the TAGS Stores was recognized for the fiscal year ended February 1, 1997.

     The Company recognized a gain on the sale of a wholly-owned subsidiary that owned a retail mall of $37.9 million in fiscal year 1997, which was composed of a $3.6 million after-tax loss on operations and a $41.5 million after-tax gain on disposal of assets.

     Net Income. Net income decreased $47.0 million to 2.8% of revenues in fiscal year 1998, compared to 5.7% of revenues in fiscal year 1997. This decrease was due to the one time gain on the sale of a wholly-owned subsidiary that owned a retail mall of $41.5 million, and the gain on sale of property and fixtures of three stores in Florida of $13.0 million after-taxes that occurred during fiscal year 1997.

SEASONALITY AND QUARTERLY FLUCTUATIONS

     The Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenues, operating income and net income. The highest revenue period for the Company is the fourth quarter, which includes the Christmas selling season. A disproportionate amount of the Company's revenues and a substantial amount of the Company's operating and net income are realized during the fourth quarter. If for any reason the Company's revenues were below seasonal norms during the fourth quarter, the Company's annual results of operations could be adversely affected. The Company's inventory levels generally reach their highest in anticipation of increased revenues during these months.

     The following table illustrates the seasonality of revenues by quarter as a percentage of the full year for the fiscal years indicated.

                                                              1999    1998    1997
                                                              ----    ----    ----
First quarter...............................................  21.5%   22.8%   21.6%
Second quarter..............................................  21.7    21.9    22.1
Third quarter...............................................  22.9    23.4    23.5
Fourth quarter..............................................  33.9    31.9    32.8

     The Company's quarterly results of operations could also fluctuate significantly as a result of a variety of factors, including the timing of new store openings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash on hand, cash flow from operations and borrowings under debt facilities. Effective on May 2, 1998, the numerous debt facilities utilized by the Predecessor Companies were assumed by the Company. The Company consolidated those debt facilities with the combination of a $300 million variable rate accounts receivable securitization, a $125 million ten-year variable rate bond facility and two seasonal line of credit agreements totaling $185 million. The Company finalized the $300 million accounts receivable securitization on June 12, 1998, borrowed $257 million and used the proceeds to repay a majority of its existing debt. On July 23, 1998, the Company finalized the $125 million ten year variable rate bond facility and used the proceeds to retire substantially all of the Company's remaining debt. In September 1998, the Company replaced a $128.5 million line of credit with a $150 million line of credit that bears interest at LIBOR plus approximately 60 basis points. The debt facilities place certain restrictions on mergers, consolidations and the sale of the Company's assets and require maintenance of minimum financial ratios. The accounts receivable securitization limits borrowings under the facility to approximately 80% of the Company's customer accounts receivable.

     Although the interest rates on all of the Company's debt agreements vary with LIBOR or commercial paper rates, the Company has entered into interest rate swap agreements with various financial institutions to manage the exposure to changes in interest rates. The amount of indebtedness covered by the interest rate swaps is $350 million through fiscal year 1999, $325 million for fiscal year 2000, $300 million for fiscal years 2001 through 2008, and $250 million for fiscal year 2009.

     Operating activities provided cash of $126.4 million during fiscal year 1999, as compared to $91.9 million in fiscal year 1998. The increase in cash provided by operating activities compared to the prior period was due to decreases in accounts receivable from customers, increases in accounts payable and increases in deferred and accrued taxes, partially offset by increases in merchandise inventory levels and prepaid expenses.

     Cash flows from investing activities used cash of $83.1 million during fiscal year 1999, as compared to $73.0 million in fiscal year 1998. The increase in cash used for investing activities was primarily due to an increase in capital expenditures, partially offset by increases in proceeds from the sale of investments and cash acquired from the acquisition of the Belk-Simpson retail operations in the Reorganization, which was previously accounted for on the equity method.

     Expenditures for property and equipment were $136.5 million during fiscal year 1999, compared to $77.3 million in fiscal year 1998. During the third quarter of fiscal year 1999, the Company purchased two Stone & Thomas department stores in Virginia and West Virginia, and exchanged nine Belk stores located in Virginia and Tennessee, plus two additional stores to be constructed, for seven Mercantile stores located in Jacksonville, Florida and Columbia, South Carolina. During fiscal year 1999, the Company opened eight new stores and made significant renovations to and/or expansions of existing stores and updated the majority of its point-of-sale register systems. While it is difficult to predict capital expenditures for the Company, capital expenditures over the next three fiscal years are expected to average approximately $100 million per year.

     Net cash used by financing activities amounted to $41.2 million during fiscal year 1999, including $50.6 million paid to dissenting stockholders in connection with the Reorganization. During fiscal year 1999, the Company entered into a $300 million accounts receivable securitization facility, borrowed $257 million under the facility and used the proceeds to repay a majority of its higher rate debt. The Company also finalized a $125 million ten-year variable rate bond facility and used the proceeds to retire all of the Company's remaining higher rate debt and to fund capital expenditures.

     Management of the Company believes that cash flows from operations and the planned credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service agreements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) No. 98-1, "Accounting for the costs of Computer Software Developed or Obtained for Internal Use," which establishes standards for the costs of computer software developed or obtained for internal use. The

Company will implement the statement in fiscal year 2000. The Company expects implementation of SOP No. 98-1 to result in approximately $4 million of fiscal year 2000 expenditures to be capitalized that historically would have been expensed.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The standard is effective for the Company starting in fiscal year 2001. The impact of SFAS No. 133 on the Company's financial statements has not been determined.

IMPACT OF INFLATION

     While it is difficult to determine the precise effects of inflation, management of the Company does not believe inflation had a material impact on the consolidated financial statements for the periods presented.

YEAR 2000 ISSUES

     In January 1996, the Company began converting its computer systems to be Y2K compliant. This was necessary due to the use of two digit fields to represent the year in many computer systems, which could cause the year "00" to be recognized as 1900 instead of 2000. Failure to obtain Y2K compliance could result in significant disruption to the Company's operations and information processing.

     A Y2K executive steering committee was designated to oversee all aspects of the Company's progress towards Y2K compliancy. Under direction of the steering committee, the Company has developed a Y2K compliance plan that focuses on 5 major areas as follows:

     1. Information systems.

     2. Imbedded chip devices.

     3. Merchandise vendors.

     4. Service providers.

     5. User developed or installed software.

The plan generally covers the following 6 phases:

     1. Inventory the Company's systems (including all equipment with imbedded chips), merchandise vendors, service providers, and user developed or installed software.

     2. Assess whether Y2K compliance issues exist for each system, device or provider identified.

     3. Establish a timetable and detailed plans for obtaining compliance.

     4. Repair and replace systems and/or devices requiring modification.

     5. Validate Y2K compliancy through testing of modifications.

     6. Develop contingency plans.

* Phases 1, 2, 3 and 6, above, apply to merchandise vendors and service providers as well as to Company systems.

     The Company is 99% complete with testing of all key information technology ("IT") systems, with one remaining system scheduled for completion by the end of April 1999. The company is 96% complete with the upgrade, replacement and testing phases of non-IT systems. These systems, such as PBX, security and heating and air-conditioning systems, include imbedded chip processors that may be affected by the Y2K issue. Substantially all IT and non-IT systems are scheduled to be completed by the end of April 1999.

     The Company has also surveyed its merchandise vendors as to their Y2K readiness. The Company has received responses from 99% of its branded merchandise vendors and 97% of its private label merchandise vendors. Responses are scored and follow-up conference calls scheduled for all vendors obtaining a low confidence score. The Company has scored 76% of branded vendor responses and 84% of private label vendor responses with either a moderate or high confidence factor. In addition, 85% of the Company's EDI trading partners have successfully passed a basic Y2K purchase order and invoice translator test, with the majority of the remaining trading partners scheduled before the end of July 1999.

     The Company has surveyed all non-merchandise providers as to their Y2K readiness. These providers include energy and utility companies, real estate firms, advertising and sales promotion vendors, supplies vendors, transportation and logistics companies, technology providers, credit services providers and others. The Company has received responses from over 88% of these providers.

     The Company has completed 98% of its Y2K contingency plans for all critical business processes, with the remainder scheduled for completion before the end of April 1999. The Company plans to address internal Y2K failures, as well as failures of key external business providers to support the merchandise and services needs of the Company. Plans will be tested and maintained throughout 1999, as the Company monitors the Y2K readiness progress of key business partners.

     The total cost of the Y2K project is estimated to be $5.7 million and is being funded through operating cash flows. This cost primarily consists of internal labor costs to repair and test IT and non-IT systems. The Company is expensing all costs associated with the project as incurred. At January 30, 1999, $4.9 million had been expensed. The Company has not experienced any significant delays in other IT projects due to the implementation of the Y2K plan.

     Although the Company anticipates full Y2K compliance will be substantially achieved by the end of April 1999, there is the potential for certain of the Company's systems to experience Y2K failures. This is due to the uncertainties inherent in the Y2K problem, including key business partner failures, failure to identify all systems affected, failure to successfully remediate all systems affected, and other similar uncertainties. A worst case scenario could include disruption in the Company's ability to advertise, purchase and sell merchandise, extend customer credit, keep accurate accounting records, and perform customer service. Should this occur, the Company's liquidity, future operating results and financial position may be materially impacted.

     Readers are cautioned that forward-looking statements contained in this Y2K discussion should be read in conjunction with the cautionary statement included in this Form 10-K under "This Information Contains Forward-Looking Statements."

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on its variable rate debt. The Company uses interest rate swaps to manage the interest rate risk associated with its borrowings and to manage the Company's allocation of fixed and variable rate debt. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments.

     The Company's net exposure to interest rate risk consists of exposure for variable rate debt in excess of its interest rate swaps. At January 30, 1999, the Company had $379 million of variable debt and $350 million of offsetting, pay variable rate, receive fixed rate swaps. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of unhedged variable rate debt as of January 30, 1999 would not be material.

     A discussion of the Company's accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in
Note 2 to the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Independent Auditors' Report................................    21
Statements of Income........................................    22
Balance Sheets..............................................    23
Statements of Stockholders' Equity..........................    24
Statements of Cash Flows....................................    25
Notes to Financial Statements...............................    26

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Belk, Inc.:

     We have audited the accompanying balance sheets of Belk, Inc. and Predecessor Companies (as described in Note 1) as of January 30, 1999 and January 31, 1998, and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belk, Inc. and Predecessor Companies as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Charlotte, North Carolina
April 27, 1999

                      BELK, INC. AND PREDECESSOR COMPANIES

                              STATEMENTS OF INCOME

                                                                        FISCAL YEAR ENDED
                                                             ---------------------------------------
                                                             JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                                                1999          1998          1997
                                                             -----------   -----------   -----------
                                                                     (DOLLARS IN THOUSANDS,
                                                                    EXCEPT PER SHARE AMOUNTS)
Revenues...................................................  $2,091,060    $1,974,102    $1,772,613
Cost of goods sold (including occupancy and buying
  expenses)................................................   1,422,257     1,341,646     1,205,687
Selling, general and administrative expenses...............     541,614       518,877       466,841
Impairment of long-lived assets............................          --         6,260         3,177
                                                             ----------    ----------    ----------
Income from operations.....................................     127,189       107,319        96,908
Interest expense...........................................     (37,132)      (39,950)      (27,554)
Interest income............................................       1,026         5,288         4,873
Gain (loss) on sale of property, equipment and
  investments..............................................         597          (597)       23,209
Other income, net..........................................         757           859         1,817
                                                             ----------    ----------    ----------
Income from continuing operations before income taxes and
  equity in earnings of unconsolidated entities............      92,437        72,919        99,253
Income taxes...............................................      34,651        29,900        38,802
                                                             ----------    ----------    ----------
Income from continuing operations before equity in earnings
  of unconsolidated entities...............................      57,786        43,019        60,451
Equity in gain on sale of investments of unconsolidated
  entities, net of income taxes............................          --        15,891         3,072
Equity in earnings of unconsolidated entities, net of
  income taxes.............................................         188           762           974
                                                             ----------    ----------    ----------
Income from continuing operations..........................      57,974        59,672        64,497
Discontinued operations:
  Loss from discontinued operations, net of income tax
     benefit of $814 and $2,937 for fiscal years 1998, and
     1997, respectively....................................          --        (1,273)       (4,593)
  Gain (loss) on disposal of discontinued operations, net
     of income tax expense (benefit) of $(2,411) and
     $29,897 for fiscal years 1998 and 1997,
     respectively..........................................          --        (3,999)       41,466
                                                             ----------    ----------    ----------
Net income before extraordinary item.......................      57,974        54,400       101,370
Extraordinary item -- loan prepayment penalty, net of
  income tax benefit of $670...............................      (1,004)           --            --
                                                             ----------    ----------    ----------
          Net income.......................................  $   56,970    $   54,400    $  101,370
                                                             ==========    ==========    ==========
Basic income per share:
  Net income before extraordinary item.....................  $     1.02           N/A           N/A
                                                             ==========    ==========    ==========
  Extraordinary item.......................................  $    (0.01)          N/A           N/A
                                                             ==========    ==========    ==========
  Net income...............................................  $     1.01           N/A           N/A
                                                             ==========    ==========    ==========
  Weighted average shares outstanding......................  56,682,252           N/A           N/A
                                                             ==========    ==========    ==========

                See accompanying notes to financial statements.

                      BELK, INC. AND PREDECESSOR COMPANIES

                                 BALANCE SHEETS

                                                              JANUARY 30,   JANUARY 31,
                                                                 1999          1998
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $   18,313    $   16,263
  Accounts receivable, net..................................     351,143       353,509
  Merchandise inventory.....................................     482,247       431,169
  Prepaid income taxes......................................       7,205         5,226
  Deferred income taxes.....................................       4,378         7,438
  Prepaid expenses and other current assets.................      18,269        26,453
                                                              ----------    ----------
          Total current assets..............................     881,555       840,058
Investments in unconsolidated entities......................          --        38,846
Investment securities.......................................      24,164        37,223
Property and equipment, net.................................     560,949       395,771
Prepaid pension costs.......................................     101,352         2,250
Intangible assets, net......................................          --        17,620
Other assets................................................      25,898        16,734
                                                              ----------    ----------
          Total assets......................................  $1,593,918    $1,348,502
                                                              ==========    ==========
                 LIABILITIES, DEFERRED INCOME AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  167,598    $  123,573
  Accrued expenses..........................................      60,730        67,520
  Accrued income taxes......................................      20,993         3,363
  Lines of credit and notes payable.........................       4,264        59,323
  Current installments of long-term debt and capital lease
     obligations............................................       5,001        89,133
                                                              ----------    ----------
          Total current liabilities.........................     258,586       342,912
Deferred income taxes.......................................      45,712        28,866
Long-term debt and capital lease obligations, excluding
  current installments......................................     398,712       210,449
Deferred compensation and other noncurrent liabilities......     102,749        50,508
                                                              ----------    ----------
          Total liabilities.................................     805,759       632,735
                                                              ----------    ----------
Deferred income.............................................         224        11,982
                                                              ----------    ----------
Stockholders' equity:
  Preferred stock...........................................          --            --
  Common stock, 56.7 million shares issued and
     outstanding at January 30, 1999........................         567        70,629
  Paid-in capital...........................................     586,641           470
  Retained earnings.........................................     200,203       618,834
  Net unrealized gains on investments.......................         524        13,852
                                                              ----------    ----------
          Total stockholders' equity........................     787,935       703,785
                                                              ----------    ----------
          Total liabilities, deferred income and
            stockholders' equity............................  $1,593,918    $1,348,502
                                                              ==========    ==========

                See accompanying notes to financial statements.

                      BELK, INC. AND PREDECESSOR COMPANIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            ACCUMULATED
                                                                               OTHER
                                          COMMON    PAID-IN    RETAINED    COMPREHENSIVE
                                          STOCK     CAPITAL    EARNINGS       INCOME         TOTAL
                                         --------   --------   ---------   -------------   ---------
                                                           (DOLLARS IN THOUSANDS)
Balance at February 3, 1996............  $ 88,949   $    470   $ 640,236     $ 19,051      $ 748,706
Comprehensive income:
  Net income...........................        --         --     101,370           --        101,370
  Unrealized gains on investments, net
     of income taxes of $469...........        --         --          --          733            733
  Equity in net unrealized gains on
     investments held by unconsolidated
     entity............................        --         --          --        2,352          2,352
                                                                                           ---------
          Total comprehensive income...                                                      104,455
                                                                                           ---------
Cash dividends.........................        --         --     (11,847)          --        (11,847)
Repurchase of stock....................   (18,064)        --    (151,234)          --       (169,298)
                                         --------   --------   ---------     --------      ---------
Balance at February 1, 1997............    70,885        470     578,525       22,136        672,016
Comprehensive income:
  Net income...........................        --         --      54,400           --         54,400
  Unrealized losses on investments, net
     of income taxes of $7,937.........        --         --          --      (11,421)       (11,421)
  Equity in net unrealized gains on
     investments held by unconsolidated
     entity............................        --         --          --        3,137          3,137
                                                                                           ---------
          Total comprehensive income...                                                       46,116
                                                                                           ---------
Cash dividends.........................        --         --      (8,936)          --         (8,936)
Repurchase of stock....................      (256)        --      (5,155)          --         (5,411)
                                         --------   --------   ---------     --------      ---------
Balance at January 31, 1998............    70,629        470     618,834       13,852        703,785
Comprehensive income:
  Net income...........................        --         --      56,970           --         56,970
  Unrealized losses on investments, net
     of income taxes of $538...........        --         --          --         (897)          (897)
                                                                                           ---------
          Total comprehensive income...                                                       56,073
                                                                                           ---------
Predecessor Companies:
  Cash dividends.......................        --         --      (8,854)          --         (8,854)
  Repurchase of stock..................       (50)        --      (3,450)          --         (3,500)
Reorganization of Belk Companies.......   (70,012)   586,171    (463,297)     (12,431)        40,431
                                         --------   --------   ---------     --------      ---------
Balance at January 30, 1999............  $    567   $586,641   $ 200,203     $    524      $ 787,935
                                         ========   ========   =========     ========      =========

                See accompanying notes to financial statements.

                      BELK, INC. AND PREDECESSOR COMPANIES

                            STATEMENTS OF CASH FLOWS

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
                                                                      (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................   $  56,970     $  54,400     $ 101,370
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Deferred income taxes.....................................       5,087        (4,326)          175
  Deferred income...........................................         288            81           759
  Depreciation and amortization.............................      57,141        54,081        51,021
  Impairment of long-lived assets...........................          --         6,260         3,177
  (Gain) loss on disposal of discontinued operations, net...          --         3,999       (41,466)
  (Gain) loss on sale of property and equipment.............      (2,152)        1,058       (21,328)
  (Gain) loss on sale of investments........................       1,555          (461)       (1,882)
  Equity in earnings of unconsolidated entities, net of
    income taxes............................................        (188)      (16,653)       (4,046)
  (Increase) decrease in:
    Accounts receivable, net................................      14,810       (17,595)      (32,729)
    Merchandise inventory...................................     (34,987)       (5,754)       17,462
    Prepaid income taxes....................................      (1,756)       (2,544)         (606)
    Prepaid expenses and other assets.......................     (16,356)       18,732         6,706
  Increase (decrease) in:
    Accounts payable and accrued expenses...................      31,786           553        (8,070)
    Accrued income taxes....................................      18,696        (2,317)        2,357
    Deferred compensation and other liabilities.............      (4,510)        2,387        (5,607)
                                                               ---------     ---------     ---------
Net cash provided by operating activities...................     126,384        91,901        67,293
                                                               ---------     ---------     ---------
Cash flows from investing activities:
  Distributions received from real estate partnership.......          --            --         3,375
  Purchases of investments..................................     (10,149)       (4,403)      (16,338)
  Proceeds from sales of investments........................      23,021         5,673        16,583
  Purchases of property and equipment.......................    (136,518)      (77,295)      (62,408)
  Proceeds from sales of property and equipment.............      28,673         2,996        27,275
  Cash acquired from Belk-Simpson Reorganization............      11,861            --            --
  Acquisition of businesses, net of cash acquired...........          --            --       (36,145)
                                                               ---------     ---------     ---------
Net cash used by investing activities.......................     (83,112)      (73,029)      (67,658)
                                                               ---------     ---------     ---------
Cash flows from financing activities:
  Payments to dissenting stockholders.......................     (50,553)           --            --
  Proceeds from notes payable...............................     271,678        24,541       158,018
  Payments on notes payable.................................     (69,095)     (122,796)      (91,023)
  Proceeds from issuance of long-term debt..................     125,000       175,351       220,157
  Principal payments on long-term debt and capital lease
    obligations.............................................    (292,134)      (91,779)     (160,168)
  Net proceeds from (payments on) lines of credit...........     (13,764)      (29,694)       36,233
  Dividends paid............................................      (8,854)       (8,936)      (11,847)
  Repurchase of common stock................................      (3,500)       (5,411)     (169,298)
                                                               ---------     ---------     ---------
Net cash used by financing activities.......................     (41,222)      (58,724)      (17,928)
                                                               ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents........       2,050       (39,852)      (18,293)
Cash and cash equivalents at beginning of year..............      16,263        56,115        74,408
                                                               ---------     ---------     ---------
         Cash and cash equivalents at end of year...........   $  18,313     $  16,263     $  56,115
                                                               =========     =========     =========
Supplemental disclosures of cash flow information:
  Interest paid.............................................   $  34,226     $  40,489     $  31,129
  Income taxes paid.........................................      41,607        38,965        33,062
Supplemental schedule of noncash investing and financing
  activities:
  Decrease in assets and liabilities due to sale of rental
    operations..............................................          --            --       167,318
  Purchase of net assets of retail company through
    assumption of notes.....................................          --            --        51,923
  Increase in property and equipment through assumption of
    capital leases..........................................      25,587            --            --
  Increase in property and equipment through assumption of
    debt....................................................      32,000            --            --
  Increase in assets and liabilities due to
    Reorganization..........................................      40,431            --            --

                See accompanying notes to financial statements.

                      BELK, INC. AND PREDECESSOR COMPANIES

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Belk, Inc. and its subsidiaries (the "Company") operate retail department stores in the southeastern United States. The Company's outlet store subsidiary is presented as a discontinued operation.

     On April 15 and 16, 1998, the shareholders of the 112 companies previously comprising the Belk Companies (the "Predecessor Companies") approved the reorganization (the "Reorganization") of the Predecessor Companies into a single operating entity, the Company, pursuant to a Plan and Agreement of Reorganization, dated November 25, 1997, as amended, among the Company, Belk Acquisition Co. and the Predecessor Companies (the "Reorganization Agreement"). The accompanying consolidated balance sheet as of January 30, 1999 reflects the adjustments to merge the companies pursuant to the Reorganization. The statements of income, stockholders' equity and cash flows for the fiscal year ended January 30, 1999 include three months of pre-Reorganization historical combined results of the Predecessor Companies and nine months of post-Reorganization consolidated results of the Company. The combined financial statements as of January 31, 1998, and for the fiscal years ended January 31, 1998 and February 1, 1997, have been prepared for purposes of depicting the combined financial position and results of operations of the Predecessor Companies on a historical cost basis.

     On May 2, 1998, a majority of the shareholders of one of the Belk Companies, Belk-Simpson Company, Greenville, South Carolina ("Belk-Simpson"), redeemed their shares in Belk-Simpson (the "Belk-Simpson Reorganization," see note 4). Prior to the Belk-Simpson Reorganization, the 37% investment in Belk-Simpson was accounted for under the equity method of accounting. Subsequent to the Belk-Simpson Reorganization, Belk-Simpson is included in the consolidated financial statements as a wholly-owned subsidiary.

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

     All significant intercompany transactions and balances have been eliminated in consolidation and combination.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

     The Company's fiscal year ends on the Saturday closest to each January 31. Fiscal years 1999, 1998 and 1997 ended on January 30, 1999, January 31, 1998 and February 1, 1997, respectively, and included 52 weeks.

REVENUES

     Revenues include sales from retail operations and leased departments, net of returns. Customer returns are recognized as incurred.

COST OF GOODS SOLD

     Cost of goods sold includes occupancy and buying expenses. Occupancy expenses include rent, utilities and real estate taxes. Buying expenses include payroll and travel expenses associated with the buying function.

                      BELK, INC. AND PREDECESSOR COMPANIES

                             (DOLLARS IN THOUSANDS)

FINANCE CHARGES

     Selling, general and administrative expenses in the statements of income are reduced by finance charge revenue arising from customer accounts receivable. Finance charge revenues were $41,328, $43,788, and $37,562 in fiscal years 1999, 1998, and 1997, respectively.

PRE-OPENING COSTS

     Store pre-opening costs are expensed as incurred.

ADVERTISING

     Advertising costs, net of co-op recoveries from suppliers, are expensed as incurred and amounted to $60,707, $61,326, and $54,977 in fiscal years 1999, 1998 and 1997, respectively.

IMPAIRMENT CHARGE

     The Company evaluates its investment in long-lived assets on an individual store basis and determines fair value based upon an assessment of historical and projected operating results. As a result of this analysis, the Company recorded pre-tax impairment charges of $6,260 and $3,177 for fiscal years 1998 and 1997, respectively, to reduce the carrying value of these assets to their estimated fair value.

CASH EQUIVALENTS

     Cash equivalents include liquid investments with an original maturity of 90 days or less.

MERCHANDISE INVENTORY

     Merchandise inventory is stated at the lower of average cost or market as determined by the retail inventory method.

INVESTMENTS

     The Company accounts for investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Securities classified as available-for-sale are valued at fair value, while securities that the Company has the ability and positive intent to hold to maturity are valued at amortized cost. The Company includes unrealized holding gains and losses for available-for-sale securities in other comprehensive income. Realized gains and losses are recognized on a specific identification basis and included in income.

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

                      BELK, INC. AND PREDECESSOR COMPANIES

                             (DOLLARS IN THOUSANDS)

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

INTANGIBLE ASSETS, NET

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. Leasehold intangibles, which represent the excess of fair value over the carrying value of leaseholds, are amortized on a straight-line basis over the remaining terms of the lease agreements. The carrying value of intangible assets is periodically reviewed by the Company's management to assess the recoverability of the assets. Accumulated amortization was $4,017 at January 31, 1998. During fiscal year 1999 all remaining goodwill and leasehold intangibles were eliminated in recording the Reorganization.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The counterparties to these instruments are major financial institutions. These agreements are used to reduce the potential impact of increases in interest rates on variable rate long-term debt. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. Other than the amounts allocated to interest rate swaps in recording the Reorganization, the fair value of the swap agreements is not recognized in the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective February 1, 1998, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 has not been applied to the combined financial statements of the Predecessor Companies but was applicable to the Company subsequent to the Reorganization on May 2, 1998. For the purpose of calculating net income per share for the fiscal year ended January 30, 1999, the calculation assumes that the Belk, Inc. shares of common stock issued in connection with the Reorganization have been outstanding since February 1, 1998.

     Effective February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", and SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits". SFAS No. 130 requires the Company to report the change in its net assets from nonowner sources. Accumulated other comprehensive income consists of unrealized gains and losses on investments. Comprehensive income is disclosed in the statements of Stockholders' Equity. SFAS No. 131 establishes revised standards for the reporting of information about operating segments. SFAS No. 131 did not impact the Company as it operates as one segment. SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefit plans. SFAS No. 132 did not impact the Company's accounting for these plans, but did affect the disclosures in Note 14.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior years' financial statements to conform with the classification used in the financial statements for the fiscal year ended January 30, 1999.

                      BELK, INC. AND PREDECESSOR COMPANIES

                             (DOLLARS IN THOUSANDS)

(3) PRO FORMA CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

     As discussed in note 1 above, on April 15 and 16, 1998, the shareholders of the Predecessor Companies approved the Reorganization. The following unaudited pro forma condensed statements of operations are based upon the combined statements of operations of the Predecessor Companies, adjusted to give effect to the Reorganization and the acquisition of Belk-Simpson (see note 4) as if it had occurred at the beginning of each period presented.

     The Reorganization and the acquisition of Belk-Simpson are reflected in the following unaudited pro forma condensed statements of operations as purchase business combinations in accordance with the provisions of Accounting Principles Board Opinion Number 16, and the Securities and Exchange Commission's Staff Accounting Bulletin Number 97. Belk Enterprises, Inc. was the acquiring corporation in the Reorganization because its shareholders received a larger portion of the voting rights in the Company than any other Predecessor Company. The excess of fair value of the Predecessor Companies over their historical cost was allocated as follows:

                                                               AMOUNT
                                                              --------
Prepaid pension costs.......................................  $101,235
Property and equipment, net.................................    31,260
Deferred income tax liability, net..........................   (15,558)
Postretirement liabilities..................................   (17,429)
Other.......................................................    (8,524)
                                                              --------
Fair value in excess of historical cost.....................    90,984
Dissented stock liability...................................   (50,553)
                                                              --------
          Net increase to stockholders' equity..............  $ 40,431
                                                              ========

     Pro forma basic earnings per share are computed based on the 56,682,252 outstanding common shares of the Company issued in connection with the Reorganization.

                                                          FISCAL YEAR ENDED
                                          -------------------------------------------------
                                             JANUARY 30, 1999          JANUARY 31, 1998
                                          -----------------------   -----------------------
                                           REPORTED    PRO FORMA     REPORTED    PRO FORMA
                                          ----------   ----------   ----------   ----------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues................................  $2,091,060   $2,107,363   $1,974,102   $2,042,266
Income from continuing operations.......      57,974       55,905       59,672       50,525
Net income..............................      56,970       54,901       54,400       45,253
Basic net income per share..............        1.01          .97          n/a          .80

(4) ACQUISITIONS

     In accordance with the Belk-Simpson Reorganization, Belk-Simpson sold substantially all of its investment assets and used the proceeds to purchase common stock of Belk-Simpson. Of the 99,008 shares of common stock of Belk-Simpson that were outstanding at the time of the offer, 63,077 shares were tendered and purchased by Belk-Simpson for an aggregate purchase price of approximately $68 million. The acquisition was accounted for using the purchase method of accounting.

     On November 1, 1996, the Company acquired substantially all of the outstanding shares of the common stock of Leggett of Virginia, Inc. ("Leggett"). Leggett operated retail department stores generally in the southeastern United States. The acquisition was accounted for using the purchase method of accounting and, accordingly, Leggett's operating results subsequent to the date of acquisition have been included in the Company's financial statements.

                      BELK, INC. AND PREDECESSOR COMPANIES

                             (DOLLARS IN THOUSANDS)

     The aggregate purchase price was approximately $92 million, which includes acquisition expenses. The aggregate purchase price, which was financed through available cash resources, proceeds from a credit facility and notes held by previous Leggett shareholders, has been allocated to the assets and liabilities of Leggett based upon their respective fair market values. The excess of purchase price over net assets acquired of approximately $12.5 million was being amortized over 15 years on a straight-line basis. During 1999 the remaining excess of purchase price over net assets acquired was eliminated in recording the Reorganization.

(5) DISCONTINUED OPERATIONS

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

     In November 1996, JV Properties ("JV"), a retail mall joint venture, distributed its interest in a retail mall, along with debt, to BAC, Inc. ("BAC"), a wholly-owned subsidiary of the Company, in redemption of BAC's partnership interest in JV. Subsequently, the Company sold the stock of BAC to an unrelated third party and recognized a gain on the disposal of $41,466 net of income tax expense of $29,897. The accompanying financial statements present the results of operations of JV as discontinued operations. JV recorded revenues of $11,897 for the year ended February 1, 1997.

(6) ACCOUNTS RECEIVABLE, NET

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

     Accounts receivable, net consists of:

                                                              JANUARY 30,   JANUARY 31,
                                                                 1999          1998
                                                              -----------   -----------
Customer receivables........................................   $343,125      $349,641
Other.......................................................     17,370        12,274
Less allowance for doubtful accounts........................     (9,352)       (8,406)
                                                               --------      --------
          Accounts receivable, net..........................   $351,143      $353,509
                                                               ========      ========

                      BELK, INC. AND PREDECESSOR COMPANIES

                             (DOLLARS IN THOUSANDS)

     Changes in the allowance for doubtful accounts are as follows:

                                                                 FISCAL YEAR ENDED
                                                      ---------------------------------------
                                                      JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                                         1999          1998          1997
                                                      -----------   -----------   -----------
Balance, beginning of year..........................   $  8,406      $  6,813       $ 4,883
Charged to expense..................................     12,237        13,181        10,829
Acquired............................................        313            --           801
Net uncollectible balances written off..............    (11,604)      (11,588)       (9,700)
                                                       --------      --------       -------
          Balance, end of year......................   $  9,352      $  8,406       $ 6,813
                                                       ========      ========       =======

(7) INVESTMENTS IN UNCONSOLIDATED ENTITIES

     The Company's 25% ownership in Carolina Place Associates Limited Partnership ("CPA") is recorded on the equity method. Equity in gain on sale of investments of unconsolidated entities for the year ended February 1, 1997 includes $3,072, net of income tax expense of $1,973, for the Company's portion of the gain recognized by CPA for the sale of its investment in a retail mall joint venture.

     Prior to the Belk-Simpson Reorganization (see note 1), the Company's 37% investment in Belk-Simpson was recorded on the equity method. Equity in earnings of Belk-Simpson in fiscal years 1999, 1998 and 1997 were $188, $762 and $974, respectively. Equity in gain on sale of investments of unconsolidated entities for the year ended January 31, 1998 includes $15,891, net of income tax expense of $9,580, for the Company's portion of the gain recognized by Belk-Simpson in the liquidation of its investment portfolio.

(8) INVESTMENT SECURITIES

     Held-to-maturity securities consist of federal, state and local debt securities. Details of investments in held-to-maturity securities are as follows:

                                                              JANUARY 30,   JANUARY 31,
                                                                 1999          1998
                                                              -----------   -----------
Amortized cost..............................................    $11,432       $10,480
Gross unrealized gains......................................        778           626
                                                                -------       -------
          Fair value........................................    $12,210       $11,106
                                                                =======       =======

     At January 30, 1999, scheduled maturities of held-to-maturity securities are as follows:

                                                                           AMORTIZED
                                                              FAIR VALUE     COST
                                                              ----------   ---------
One to five years...........................................   $ 5,020     $   4,787
Six to ten years............................................     4,485         4,124
After ten years.............................................     2,705         2,521
                                                               -------     ---------
                                                               $12,210     $  11,432
                                                               =======     =========

                      BELK, INC. AND PREDECESSOR COMPANIES

                             (DOLLARS IN THOUSANDS)

     Details of investments in available-for-sale securities are as follows:

                                                              JANUARY 30,   JANUARY 31,
                                                                 1999          1998
                                                              -----------   -----------
Cost........................................................    $11,857       $ 4,660
Gross unrealized gains......................................      1,833        22,141
Gross unrealized losses.....................................       (958)          (58)
                                                                -------       -------
          Fair value of securities..........................    $12,732       $26,743
                                                                =======       =======

     Gross realized gains on sales of available-for-sale securities included in income in fiscal years 1999, 1998 and 1997 were $277, $546 and $1,966 respectively, and gross realized losses included in income in fiscal years 1999, 1998 and 1997 were $1,832, $85 and $84, respectively.

(9) PROPERTY AND EQUIPMENT, NET

     Details of property and equipment are as follows:

                                                       ESTIMATED   JANUARY 30,   JANUARY 31,
                                                         LIVES        1999          1998
                                                       ---------   -----------   -----------
Land.................................................      n/a     $   29,752     $  20,337
Buildings............................................    30-50        559,530       423,962
Furniture, fixtures and equipment....................      5-7        489,248       432,425
Construction in progress.............................      n/a         10,181         8,282
                                                                   ----------     ---------
                                                                    1,088,711       885,006
Less accumulated depreciation and amortization.......                (527,762)     (489,235)
                                                                   ----------     ---------
          Property and equipment, net................              $  560,949     $ 395,771
                                                                   ==========     =========

(10) ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

                                                              JANUARY 30,   JANUARY 31,
                                                                 1999          1998
                                                              -----------   -----------
Salaries, wages and employee benefits.......................    $24,712       $33,141
Interest....................................................      7,679         4,773
Rent........................................................      5,596         4,505
Taxes, other than income....................................      5,180         3,721
Other.......................................................     17,563        21,380
                                                                -------       -------
                                                                $60,730       $67,520
                                                                =======       =======

                      BELK, INC. AND PREDECESSOR COMPANIES

                             (DOLLARS IN THOUSANDS)

(11) BORROWINGS

     Long-term debt, principally due to banks, and capital lease obligations consist of the following:

                                                              JANUARY 30,   JANUARY 31,
                                                                 1999          1998
                                                              -----------   -----------
Bond facility...............................................   $125,000      $     --
Accounts receivable securitization..........................    243,863            --
Capital lease agreements through February 2018..............     34,170        11,556
Mortgage notes payable......................................         --        39,898
Unsecured notes payable.....................................        680       248,128
                                                               --------      --------
                                                                403,713       299,582
Less current installments...................................     (5,001)      (89,133)
                                                               --------      --------
Long-term debt and capital lease obligations, excluding
  current installments......................................   $398,712      $210,449
                                                               ========      ========

     The annual maturities of long-term debt and capital lease obligations over the next five years as of January 30, 1999 are $5,001, $249,096, $5,501, $5,856
and $2,986, respectively.

     The Company's loan agreements place restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, dividend payments and investments. They also contain leverage ratio, tangible net worth and fixed charge coverage ratio requirements. The Company is in compliance with all debt covenants. The bond facility matures in July 2008 and bears interest at a variable rate based on the market for the bonds that has historically approximated one-month LIBOR plus 50 basis points. The accounts receivable securitization bears interest at a rate that approximates LIBOR plus 35 basis points, is secured by the Company's customer accounts receivable and limits borrowings to approximately 80% of the Company's customer accounts receivable. The accounts receivable securitization expires on April 27, 2000 and, accordingly, the balance as of January 30, 1999 has been included in annual maturities of long-term debt for fiscal year 2001. However, the agreement may be renewed by mutual consent of the parties and it is the Company's intent to utilize the accounts receivable securitization as long-term financing. At January 30, 1999 LIBOR was 4.9%.

     The Company has entered into interest rate swap agreements with various financial institutions to manage the exposure to changes in interest rates on its variable rate indebtedness. The amount of indebtedness covered by the interest rate swaps is $350 million for fiscal year 1999, $325 million for fiscal year 2000, $300 million for fiscal years 2001 through 2008 and $250 million for fiscal year 2009.

     At January 30, 1999, the Company has an unsecured line of credit agreement totaling $150,000 with a bank at a variable interest rate based on LIBOR plus 60 basis points. The agreement expires May 31, 1999 and may be renewed upon mutual agreement between the parties. The amounts outstanding under line of credit agreements at January 30, 1999 and January 31, 1998 were $4,264 and $18,026, respectively. The weighted average interest rates on short term borrowings at January 30, 1999 and January 31, 1998 were 5.6% and 6.2%, respectively.

     The Company prepaid substantially all of its unsecured notes and all of its mortgage notes outstanding during fiscal year 1999 due to the availability of lower interest rate financing. The Company incurred a loan prepayment penalty of $1,004, net of income taxes of $670, on a mortgage prepayment that is reported as an extraordinary loss.

                      BELK, INC. AND PREDECESSOR COMPANIES

                             (DOLLARS IN THOUSANDS)

(12) LEASES

     The Company leases certain of its stores, warehouse facilities and equipment. The majority of these leases will expire over the next 10 years. The leases usually contain renewal options and provide for payment by the lessee of real estate taxes and other expenses and, in certain instances, increased rentals based on percentages of sales.

     Future minimum lease payments under noncancelable leases as of January 30, 1999 were as follows:

FISCAL YEAR                                                   CAPITAL    OPERATING
-----------                                                   --------   ---------
2000........................................................  $  6,885   $ 30,983
2001........................................................     6,800     26,987
2002........................................................     6,740     24,229
2003........................................................     6,730     22,884
2004........................................................     3,620     21,148
After 2004..................................................    14,170     95,558
                                                              --------   --------
          Total.............................................    44,945   $221,789
                                                                         ========
Less imputed interest.......................................   (10,775)
                                                              --------
Present value of minimum lease payments.....................    34,170
Less current portion........................................    (4,935)
                                                              --------
                                                              $ 29,235
                                                              ========

     Rental expense for all operating leases consists of the following:

                                                                   FISCAL YEAR ENDED
                                                        ---------------------------------------
                                                        JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Buildings:
  Minimum rentals.....................................    $33,750       $32,941       $29,982
  Contingent rentals..................................      5,059         5,037         4,562
Equipment.............................................      9,316        10,385        10,484
                                                          -------       -------       -------
          Total rental expense........................    $48,125       $48,363       $45,028
                                                          =======       =======       =======

     Contingent rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities.

     Assets under capital lease and accumulated amortization was $43,931 and $11,417, respectively, at January 30, 1999.

                      BELK, INC. AND PREDECESSOR COMPANIES

                             (DOLLARS IN THOUSANDS)

(13) INCOME TAXES

     Federal and state income tax expense (benefit) from continuing operations was as follows:

                                                                   FISCAL YEAR ENDED
                                                        ---------------------------------------
                                                        JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Current:
  Federal.............................................    $24,654       $28,212       $31,427
  State...............................................      4,910         6,014         7,200
                                                          -------       -------       -------
                                                           29,564        34,226        38,627
                                                          -------       -------       -------
Deferred:
  Federal.............................................      3,644        (3,280)           91
  State...............................................      1,443        (1,046)           84
                                                          -------       -------       -------
                                                            5,087        (4,326)          175
                                                          -------       -------       -------
Income taxes..........................................    $34,651       $29,900       $38,802
                                                          =======       =======       =======

     A reconciliation between income taxes from continuing operations computed using the effective income tax rate and the federal statutory income tax rate of 35% is as follows:

                                                                   FISCAL YEAR ENDED
                                                        ---------------------------------------
                                                        JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Income tax at the statutory federal rate..............    $32,353       $25,522       $34,739
State income taxes, net of federal income tax
  benefit.............................................      4,130         3,229         4,735
Other.................................................     (1,832)        1,149          (672)
                                                          -------       -------       -------
Income taxes..........................................    $34,651       $29,900       $38,802
                                                          =======       =======       =======

                      BELK, INC. AND PREDECESSOR COMPANIES

                             (DOLLARS IN THOUSANDS)

     Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consist of:

                                                              JANUARY 30,   JANUARY 31,
                                                                 1999          1998
                                                              -----------   -----------
Deferred tax assets:
  Benefit plan costs........................................    $25,243       $15,512
  Inventory capitalization..................................      5,579         4,512
  Allowance for doubtful accounts...........................      3,564         3,183
  Tax carryovers............................................      2,580        10,362
  Accrued vacation..........................................      2,363         1,898
  Other.....................................................      2,061         8,544
                                                                -------       -------
Gross deferred tax assets...................................     41,390        44,011
Less valuation allowance....................................       (930)       (2,705)
                                                                -------       -------
Net deferred tax assets.....................................     40,460        41,306
Deferred tax liabilities:
  Prepaid pension costs.....................................     38,625           846
  Property and equipment....................................     30,400        17,161
  Inventory.................................................      7,469         3,799
  Investment securities.....................................      3,771         8,102
  Provision for gain on disposal of discontinued
     operations.............................................         --        29,897
  Other.....................................................      1,529         2,929
                                                                -------       -------
Gross deferred tax liabilities..............................     81,794        62,734
                                                                -------       -------
          Net deferred tax liabilities......................    $41,334       $21,428
                                                                =======       =======

     The valuation allowance decreased by $1,775 and $783 for the years ended January 30, 1999 and January 31, 1998, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the temporary differences becoming deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     As of January 30, 1999, the Company has net operating loss carryforwards for federal and state income tax purposes of $4,159 and $16,986, respectively, which are available to offset future taxable income, if any. These carryforwards expire at various intervals through 2013. In addition, the Company has alternative minimum tax net operating loss carryforwards of $11,417 which are available to reduce future alternative minimum taxable income at various intervals through 2013.

(14) PENSION AND POSTRETIREMENT BENEFITS

     The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the calendar years 1994, 1995 and 1996, or the first three years of employment, if initially employed after 1994. The cost of pension benefits has been determined by the projected unit credit actuarial method in accordance with SFAS No. 87 "Employers' Accounting for Pensions." The assets held by the plan consist of 58% equities, 39% bonds and 3% other investments. No additional funding of the plan is anticipated in the foreseeable future.

                      BELK, INC. AND PREDECESSOR COMPANIES

                             (DOLLARS IN THOUSANDS)

     The Company also has a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain retired full-time employees. The Company accounts for postretirement benefits by recognizing the cost of these benefits over an employee's estimated term of service with the Company.

     The change in benefit obligation, change in plan assets, funded status, amounts recognized and actuarial assumptions are as follows:

                                                  PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                              -------------------------   -------------------------
                                              JANUARY 30,   JANUARY 31,   JANUARY 30,   JANUARY 31,
                                                 1999          1998          1999          1998
                                              -----------   -----------   -----------   -----------
Change in benefit obligation:
  Benefit obligation at beginning of year...   $209,469      $183,083      $ 32,332      $ 27,742
  Service cost..............................     13,068        10,688           464           454
  Interest cost.............................     15,536        14,924         2,472         2,287
  Amendments................................         --         5,205           881            --
  Actuarial loss............................      4,600         9,528         2,717         4,178
  Benefits paid.............................    (16,207)      (13,959)       (2,819)       (2,329)
                                               --------      --------      --------      --------
  Benefit obligation at end of year.........    226,466       209,469        36,047        32,332
                                               --------      --------      --------      --------
Change in plan assets:
  Fair value of plan assets at beginning of
     year...................................    332,775       289,483            --            --
  Actual return on plan assets..............     40,030        57,251            --            --
  Benefits paid.............................    (16,207)      (13,959)           --            --
                                               --------      --------      --------      --------
  Fair value of plan assets at end of
     year...................................    356,598       332,775            --            --
                                               --------      --------      --------      --------
Funded status...............................    130,132       123,306       (36,047)      (32,332)
Unrecognized net transition obligation......     (1,046)       (5,699)        3,664        14,022
Unrecognized prior service costs............      1,266         4,797            --            --
Unrecognized net gains......................    (29,000)     (120,154)        5,639        10,667
                                               --------      --------      --------      --------
          Net amount recognized.............   $101,352      $  2,250      $(26,744)     $ (7,643)
                                               ========      ========      ========      ========

     The components of net periodic benefit cost are as follows:

                                                    PENSION PLAN                           POSTRETIREMENT PLAN
                                       ---------------------------------------   ---------------------------------------
                                       JANUARY 30,   JANUARY 31,   FEBRUARY 1,   JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                          1999          1998          1997          1999          1998          1997
                                       -----------   -----------   -----------   -----------   -----------   -----------
Service cost.........................    $13,068       $10,688       $10,657       $  464        $  454        $  455
Interest cost........................     15,536        14,924        13,202        2,472         2,287         2,044
Return on assets.....................    (25,048)      (20,064)      (19,146)          --            --            --
Amortization of unrecognized items:
  Net transition (asset)
    obligation.......................     (1,022)       (1,965)       (1,965)         486           934           935
  Prior service cost.................        144           277           (70)         241           395           363
  Net gains..........................       (545)       (1,511)         (963)          --            --            --
                                         -------       -------       -------       ------        ------        ------
         Net periodic benefit cost...    $ 2,133       $ 2,349       $ 1,715       $3,663        $4,070        $3,797
                                         =======       =======       =======       ======        ======        ======

     Weighted average assumptions were:

                                                    PENSION PLAN                           POSTRETIREMENT PLAN
                                       ---------------------------------------   ---------------------------------------
                                       JANUARY 30,   JANUARY 31,   FEBRUARY 1,   JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                          1999          1998          1997          1999          1998          1997
                                       -----------   -----------   -----------   -----------   -----------   -----------
Discount rates.......................     6.75%         7.25%         7.75%         6.75%         7.25%         7.75%
Rates of compensation increase.......     4.00          4.00          4.00           N/A           N/A           N/A
Return on plan assets................     8.50          8.50          8.50           N/A           N/A           N/A

                      BELK, INC. AND PREDECESSOR COMPANIES

                             (DOLLARS IN THOUSANDS)

     For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal year 1999; the rate was assumed to decrease gradually to 5.5% by fiscal year 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of January 30, 1999 by $2,393 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended January 30, 1999 by $296. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of January 30, 1999 by $1,955 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended January 30, 1999 by $235.

(15) OTHER EMPLOYEE BENEFITS

     The Belk Employees' Health Care Plan provides medical and dental benefits to substantially all full-time employees. This Plan is "self-funded" for medical and dental benefits through a 501(c)(9) Trust. The Group Life Insurance Plan and The Belk Employees Short Term Disability Insurance Plan provide insurance to substantially all full-time employees and are fully insured through contracts issued by insurance companies. Contributions by the Company under these plans amounted to approximately $17,350, $11,584, and $12,311 in fiscal years 1999, 1998 and 1997, respectively.

     The Belk 401(K) Savings Plan, a contributory, defined contribution multi-employer plan, provides benefits for substantially all employees. Prior to January 1, 1998, the contributions to the plan generally represented 10% of profits, as defined. Beginning on January 1, 1998, the contributions to the 401(K) Savings Plan are comprised of a matching contribution, generally 50% of the employees' contribution up to 6% of eligible compensation, and a basic contribution, generally 2% of eligible compensation, regardless of the employees' contributions. The cost of the plan was approximately $7,961, $16,292 and $14,003 in fiscal years 1999, 1998 and 1997, respectively.

     The Supplemental Executive Retirement Plan ("SERP") is a non-qualified defined benefit retirement plan that provides retirement and death benefits to certain qualified executives of the Company. Total SERP costs charged to operations were approximately $1,431, $1,336 and $1,002 in fiscal years 1999, 1998 and 1997, respectively. The effective discount rate used in determining the net periodic SERP cost is 6.75%, 7.25% and 7.75% for fiscal years 1999, 1998 and 1997, respectively. Actuarial gains and losses are amortized over the average remaining service lives of the participants.

     Certain eligible employees participate in a non-qualified Deferred Compensation Plan ("DCP"). Participants in the plan have elected to defer a portion of their regular compensation subject to certain limitations prescribed by the DCP. The Company is required to pay interest on the employees' deferred compensation at various rates between 8% and 15%. Total interest expense related to this plan and charged to operations was approximately $4,007, $3,028 and $2,768 in fiscal years 1999, 1998 and 1997, respectively.

                      BELK, INC. AND PREDECESSOR COMPANIES

                             (DOLLARS IN THOUSANDS)

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Carrying values approximate fair values for financial instruments that are short-term in nature, such as cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and lines of credit. The fair value of other financial instruments are as follows:

                                                 JANUARY 30, 1999      JANUARY 31, 1998
                                                -------------------   -------------------
                                                CARRYING     FAIR     CARRYING     FAIR
                                                 VALUE      VALUE      VALUE      VALUE
                                                --------   --------   --------   --------
Long-term debt (excluding capitalized
  leases).....................................  $369,543   $369,543   $288,026   $290,574
Interest rate swap agreements.................    (3,844)   (16,785)        --     (4,605)
Investment securities.........................    24,164     24,942     37,223     37,849

     The fair value of the Company's fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The carrying value of the Company's variable rate long-term debt is reasonable estimates of fair value.

     The fair value of interest rate swap agreements is the estimated amount that the Company would pay to terminate the swap agreement, taking into account current credit worthiness of the swap counterparties.

(17) STOCKHOLDERS' EQUITY

     Authorized capital stock of Belk, Inc. includes 200 million shares of Class A common stock, 200 million shares of Class B common stock and 20 million shares of preferred stock, all with par value of $.01 per share. At January 30, 1999, there were 56,658,134 shares of Class A common stock outstanding, 24,118 shares of Class B common stock outstanding, and no shares of preferred stock outstanding. The Class A shares were issued in exchange for the shares of existing shareholders of the Predecessor Companies in connection with the Reorganization described in Note 1. The Class B shares were issued in exchange for Class A shares as described below.

     Class A shares are convertible into Class B shares on a 1 for 1 basis, in whole or in part, at any time at the option of the holder. Class A and Class B shares are identical in all respects, with the exception that Class A stockholders are entitled to 10 votes per share and Class B stockholders are entitled to one vote per share. There are restrictions on transfers of Class A shares to any person other than a Class A permitted holder. Each Class A share transferred to a non Class A permitted holder automatically converts into one share of Class B.

(18) RELATED PARTY TRANSACTIONS

     On January 25, 1999, the Company completed the settlement of dissent proceedings with respect to the capital stock of various Belk Companies involved in the Reorganization with Mrs. Sarah Belk Gambrell, a director of the Company and Mrs. Sarah Gambrell Knight, daughter of Sarah Belk Gambrell, for aggregate consideration of $35,000 and $15,000, respectively.

     On August 1, 1997, the Company guaranteed a $5,000 bank loan made to Brothers Investment Company. This loan bears interest at the prime rate as established by the Federal Reserve Bank, less 0.5% per annum, payable monthly, and is due on July 31, 1999. At January 30, 1999 and January 31, 1998, this loan had an outstanding balance of $5,000. John M. Belk, the current Chairman of the Board of the Company, owns 50% of Brothers Investment Company and is a director of Brothers Investment Company. The estate of Thomas M. Belk, of which John M. Belk is a co-executor, owns the remaining 50% of Brothers Investment Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to Directors and Executive Officers of the Registrant is included in the sections entitled "Election of Directors," "Management of the Company" and "Executive Compensation -- Executive Officers" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the section entitled "Executive Compensation" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the sections entitled "Management Common Stock Ownership" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the section entitled "Executive Compensation -- Certain Transactions" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)

     1. Financial Statements (included in Item 8 of this Form 10-K)

        Independent Auditors' Report

        Balance Sheets -- As of January 30, 1999 and January 31, 1998

        Statements of Income -- Years ended January 30, 1999, January 31, 1998 and February 1, 1997

        Statements of Stockholders' Equity -- Years ended January 30, 1999, January 31, 1998 and February 1, 1997

        Statements of Cash Flow -- Years ended January 30, 1999, January 31, 1998 and February 1, 1997

        Notes to Financial Statements

     2. Financial Statement Schedules

        None

     3. Exhibits

     The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

 3.1    --  Amended and Restated Certificate of Incorporation of the
            Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (File No.
            333-42935))
 3.2    --  Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration
            Statement on Form S-4 (File No. 333-42935))
 4.1    --  Specimen Class A Stock Certificate (incorporated by
            reference to Exhibit 4.0 to the Registrant's Registration
            Statement on Form S-4 (File No. 333-42935))
 4.2    --  Specimen Class B Stock Certificate (incorporated by
            reference to Exhibit 4.1 to the Registrant's Registration
            Statement on Form S-4 (File No. 333-42935))
10.1    --  Note Purchase and Security Agreement between Enterprise
            Funding Corporation, as Company, and Belk, Inc. as Debtor, and The Belk Center, Inc. as Servicer, and NationsBank,
            N.A., as Agent, and Bank Investor, dated as of June 12,
            1998.
10.2    --  Receivables Purchase Agreement among Belk-Simpson,
            Greenville, South Carolina, as Seller, and Belk, Inc., as
            Purchaser, and The Belk Center, Inc., as Servicer, dated as of June 12, 1998.
10.3    --  Amendment No. 1 to Note Purchase and Security Agreement,
            dated as of January 30, 1999, by and among Belk, Inc., as Debtor, The Belk Center, Inc., as Servicer, Enterprise
            Funding Corporation, as Company, and NationsBank, N.A., as
            Agent.
10.4    --  Receivables Purchase Agreement among Belk Stores of Virginia
            LLC, as Seller, and Belk, Inc., as Purchaser, and The Belk
            Center, Inc., as Servicer dated as of January 30, 1999.
10.5    --  Amendment No. 2 to Note Purchase Agreement among Belk, Inc., as Debtor, The Belk Center, Inc., as Servicer, Enterprise
            Funding Corporation, as Company, and NationsBank, N.A., as
            Agent, dated as of April 28, 1999.
10.6    --  Letter of Credit and Reimbursement Agreement by and between
            Belk, Inc. and First Union National Bank, dated as of July
            1, 1998.
10.7    --  Credit Agreement, dated as of September 11, 1998, by and between Belk, Inc., as Borrower, and Wachovia Bank, N.A., as
            Bank.

21.1    --  Subsidiaries
27.1    --  Financial Data Schedules

(b) REPORTS ON FORM 8-K.

     There were no reports filed on Form 8-K during the fiscal quarter ended January 30, 1999.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April 1999.

                                          BELK, INC.
                                          (Registrant)

                                          By:       /s/ JOHN M. BELK
                                              ----------------------------------
                                                        John M. Belk
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 1999.

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

                           /s/ THOMAS M. BELK, JR.
             ------------------------------------------------------
                              Thomas M. Belk, Jr.
                             President and Director

                            /s/ H. W. MCKAY BELK
             ------------------------------------------------------
                                H. W. McKay Belk
                             President and Director

                              /s/ JOHN R. BELK
             ------------------------------------------------------
                                  John R. Belk
                             President and Director

                           /s/ SARAH BELK GAMBRELL
             ------------------------------------------------------
                              Sarah Belk Gambrell
                                    Director

                           /s/ J. KIRK GLENN, JR.
             ------------------------------------------------------
                               J. Kirk Glenn, Jr.
                                    Director

                           /s/ KARL G. HUDSON, JR.
             ------------------------------------------------------
                              Karl G. Hudson, Jr.
                                    Director

             ------------------------------------------------------
                                 John A. Kuhne
                                    Director

                          /s/ B. FRANK MATTHEWS, II
             ------------------------------------------------------
                             B. Frank Matthews, II
                                    Director

                             /s/ JAMES M. BERRY
             ------------------------------------------------------
                                 James M. Berry
                       Executive Vice President, Finance
                         (Principal Financial Officer)

                             /s/ BILL R. WALTON
             ------------------------------------------------------
                                 Bill R. Walton
                      Senior Vice President and Treasurer
                         (Principal Accounting Officer)

          SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
       PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
            REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     The registrant intends to furnish an annual report to its stockholders covering the registrant's last fiscal year and a proxy statement and form of proxy to its stockholders in connection with the registrant's annual meeting of stockholders to be held on May 26, 1999. The registrant will furnish copies of such material to the Commission when such material is sent to the registrant's stockholders.