Form 10-Q
period 1999-05-01
BELK INC
filed 1999-06-15
CIK 1051771

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

          For the quarterly period ended  MAY 1, 1999


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

         For the transition period from ________________ to ___________________


                    Commission file number  000-26207

                                   BELK, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)

                   Delaware                                                                               56-2058574
----------------------------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                                (I.R.S. Employer Identification No.)
2801 West Tyvola Road, Charlotte, North Carolina                                                         28217-4500
----------------------------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                                                 (Zip Code)

Registrant's Telephone Number, including Area Code     (704) 357-1000

--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes   X    No
     ---     ---

At June 14, 1999, the registrant had issued and outstanding 55,196,065 shares of class A common stock and 30,718 shares of class B common stock.

                                   BELK, INC.
                               INDEX TO FORM 10-Q


                                                                                              Page
                                                                                             Number
                                                                                             ------
PART I.     FINANCIAL INFORMATION

    Item 1.     Financial Statements (unaudited, except where otherwise noted)

       Condensed Consolidated Statements of Income for the                                     4
           Three Months Ended May 1, 1999 and May 2, 1998


       Condensed Consolidated Balance Sheets as of
           May 1, 1999 and January 30, 1999                                                    5


       Condensed Consolidated Statement of Changes in Stockholders' Equity
            for the Three Months Ended May 1, 1999                                             6

       Condensed Consolidated Statements of Cash Flows for the Three Months Ended
            May 1, 1999 and May 2, 1998                                                        7


        Notes to Condensed Consolidated Financial Statements                                   8


    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                            11

    Item 3.     Quantitative and Qualitative Disclosures About Market Risk                     14


PART II.        OTHER INFORMATION

    Item 2.     Changes in Securities and Use of Proceeds                                      15

    Item 4.     Submission of Matters to a Vote of Security Holders                            15

    Item 6.     Exhibits and Reports on Form 8-K                                               15

THIS INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS

        Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as "may," "will," "intend," "project," "expect," "anticipate," "believe," "estimate," "continue," or other similar words. Forward-looking statements in this document include information concerning possible future cost savings resulting from restructuring and consolidating thirteen of our operating divisions and our ability to address Y2K issues. These forward-looking statements are subject to risks and uncertainties which may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. These forward-looking statements are reasonable; however, you should not place undue reliance on such statements.

        For a more detailed explanation of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned "This Information Contains Forward-Looking Statements" in our Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on April 30, 1999. Our other filings with the Securities and Exchange Commission may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.

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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS:

                                   BELK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                               Predecessor
                                                            Belk, Inc.          Companies
                                                           ------------       ------------
                                                                Three Months Ended
                                                           -------------------------------
                                                              May 1,             May 2,
                                                               1999               1998
                                                           ------------       ------------
Revenues                                                   $    503,786       $    450,276
Cost of goods sold (including occupancy
      and buying expenses)                                      339,928            304,783
Selling, general and administrative expenses                    132,361            121,997
Restructuring charge                                              7,068                 --
                                                           ------------       ------------
Income from operations                                           24,429             23,496
Interest expense, net                                            (8,716)            (8,479)
Other income, net                                                   774                 88
                                                           ------------       ------------
Income from operations before income taxes and
      equity in earnings of unconsolidated entities              16,487             15,105
Income taxes                                                      6,270              5,870
                                                           ------------       ------------
Income from operations before equity in
       earnings of unconsolidated entities                       10,217              9,235
Equity in earnings of unconsolidated entities, net of
      income taxes                                                   --                188
                                                           ------------       ------------
Net income before extraordinary item                             10,217              9,423

Extraordinary item - loan prepayment penalty,
      net of income tax benefit of $670                              --             (1,004)
                                                           ------------       ------------

Net income                                                 $     10,217       $      8,419
                                                           ============       ============

Basic income per share
      Net income before extraordinary item                 $       0.18       $       0.17
                                                           ============       ============
      Extraordinary item                                   $         --       $      (0.02)
                                                           ============       ============
      Net income                                           $       0.18       $       0.15
                                                           ============       ============

Dividends per share                                        $      0.235                N/A
                                                           ============       ============

Weighted average shares outstanding                          56,126,608         56,682,252
                                                           ============       ============


See accompanying notes to financial statements.

                                   BELK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                               May 1,        January 30,
                                                                1999            1999
                                                             ----------      ----------
                                                                              (audited)
ASSETS
Current assets:
      Cash and cash equivalents                              $   23,330      $   18,313
      Accounts receivable,  net                                 328,081         351,143
      Merchandise inventory                                     534,746         482,247
      Prepaid expenses and other current assets                  20,210          29,852
                                                             ----------      ----------
Total current assets                                            906,367         881,555
Investment securities                                            25,396          24,164
Property and equipment, net                                     562,767         560,949
Prepaid pension costs                                           101,359         101,352
Other assets                                                     25,577          25,898
                                                             ----------      ----------
Total assets                                                 $1,621,466      $1,593,918
                                                             ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                  $  246,982      $  228,328
      Lines of credit and notes payable                         256,878           4,264
      Accrued income taxes                                        5,825          20,993
      Current installments of long-term
           debt and capital lease obligations                     8,939           5,001
                                                             ----------      ----------
Total current liabilities                                       518,624         258,586
Long-term debt and capital lease obligations,
      excluding current installments                            193,514         398,712
Deferred compensation and other noncurrent liabilities          141,162         148,685
                                                             ----------      ----------
Total liabilities                                               853,300         805,983
                                                             ----------      ----------


Stockholders' equity:
      Commonstock, 55.2 million and 56.7 million shares
            issued and outstanding at May 1, 1999
            and January 30, 1999, respectively                      552             567
      Paid-in capital                                           569,346         586,641
      Retained earnings                                         197,452         200,203
      Accumulated other comprehensive income                        816             524
                                                             ----------      ----------
Total stockholders' equity                                      768,166         787,935
                                                             ----------      ----------
Total liabilities and stockholders' equity                   $1,621,466      $1,593,918
                                                             ==========      ==========


See accompanying notes to financial statements.

                                   BELK, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                             Accumulated
                                                                                                Other
                                                    Common         Paid-in        Retained  Comprehensive
                                                    Stock          Capital        Earnings      Income        Total
                                                    -----          -------        --------      ------        -----
Balance at January 30, 1999                       $    567       $ 586,641       $ 200,203       $524      $ 787,935
Comprehensive income:
     Net income                                         --              --          10,217         --         10,217
     Unrealized gains on investments,
        net of income taxes of $179                     --              --              --        292            292
                                                                                                           ---------
                  Total comprehensive income                                                                  10,509
                                                                                                           ---------
     Cash dividends                                     --              --         (12,968)        --        (12,968)
     Repurchase and retirement of stock                (15)        (17,295)             --         --        (17,310)
                                                  --------       ---------       ---------       ----      ---------
Balance at May 1, 1999                            $    552       $ 569,346       $ 197,452       $816      $ 768,166
                                                  ========       =========       =========       ====      =========

See accompanying notes to financial statements.

                                   BELK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 Predecessor
                                                                   Belk, Inc.     Companies
                                                                   ----------    -----------
                                                                     Three Months Ended
                                                                   -------------------------
                                                                     May 1,         May 2,
                                                                     1999           1998
                                                                   --------       ----------
Cash flows from operating activities:
     Net income                                                    $ 10,217       $  8,419
Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Depreciation and amortization                                   15,650         13,351
     Restructuring charge                                             7,068             --
     Gains on sale of property and equipment and investments           (439)          (132)
     Equity in earnings of unconsolidated
          entities, net of income taxes                                  --           (188)
     Change in:
          Accounts receivable, net                                   23,062         20,335
          Merchandise inventory                                     (52,499)       (44,680)
          Prepaid expenses and other assets                           8,923        (12,651)
          Accounts payable and accrued expenses                      (1,082)        (1,905)
          Other assets and liabilities                               (6,706)        (6,273)
                                                                   --------       --------
Net cash provided by operating activities                             4,194        (23,724)
                                                                   --------       --------
Cash flows from investing activities:
     Purchases of property and equipment                            (18,510)        (9,144)
     Cash acquired from Belk-Simpson Reorganization                      --         11,861
     Other                                                              972             56
                                                                   --------       --------
Net cash provided by investing activities                           (17,538)         2,773
                                                                   --------       --------
Cash flows from financing activities:
     Proceeds from notes payable                                      2,004             --
     Payments on notes payable                                          (15)        (8,821)
     Proceeds from issuance of long-term debt                        42,000             --
     Principal payments on long-term debt and
          capital lease obligations                                 (22,114)       (40,638)
     Net proceeds from lines of credit                               26,764         92,813
     Dividends paid                                                 (12,968)        (8,730)
     Repurchase of common stock                                     (17,310)        (3,500)
                                                                   --------       --------
Net cash provided by financing activities                            18,361         31,124
                                                                   --------       --------
Net increase (decrease) in cash and cash equivalents                  5,017         10,173
Cash and cash equivalents at beginning of year                       18,313         16,263
                                                                   --------       --------
Cash and cash equivalents at end of year                           $ 23,330       $ 26,436
                                                                   ========       ========

Supplemental schedule of noncash investing
     and financing activities:
     Increase in property and equipment through
          assumption of capital leases                             $  2,498       $  5,016
     Increase in assets and liabilities due to reorganization            --         35,196

See accompanying notes to financial statements.

                                   BELK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(1)      ACQUISITION AND BASIS OF PRESENTATION

         On April 15 and 16, 1998, the shareholders of the 112 companies previously comprising the Belk Companies (the "Predecessor Companies") voted to approve the reorganization (the "Reorganization") of the Predecessor Companies into a single operating entity, Belk, Inc. (the "Company"), pursuant to a Plan and Agreement of Reorganization, dated November 25, 1997, as amended, among the Company., Belk Acquisition Co. and the Predecessor Companies (the "Reorganization Agreement"). The accompanying consolidated balance sheet as of May 1, 1999 and January 30, 1999 and the statements of income, stockholders' equity and cash flows for the three month period ended May 1, 1999 reflect the adjustments to merge the companies pursuant to the Reorganization. The statements of income, stockholders' equity and cash flows for the three month period ended May 2, 1998 have been prepared for purposes of depicting the combined results of operations of the Predecessor Companies on a historical cost basis. The calculation of net income per share for the three months ended May 2, 1998 assumes that the Belk, Inc. shares of common stock issued in connection with the Reorganization have been outstanding since February 1, 1998.

         On May 2, 1998, a majority of the shareholders of one of the Belk Companies, Belk-Simpson Company, Greenville, South Carolina ("Belk-Simpson"), redeemed their shares in Belk-Simpson (the "Belk-Simpson Reorganization"). Prior to the Belk-Simpson Reorganization, the 37% investment in Belk-Simpson was accounted for under the equity method of accounting. Subsequent to the Belk-Simpson Reorganization, Belk-Simpson is included in the consolidated financial statements as a wholly-owned subsidiary.

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

(2)      RESTRUCTURING CHARGE

         During the first quarter of fiscal year 2000, the Company recorded a $7.1 million charge in connection with the consolidation of its thirteen operating divisions into four expanded regional divisions. The charge consisted of $3.4 million of employee severance costs and $3.7 million related to the disposal of excess assets in the closing division offices. Approximately 340 positions were eliminated effective June 4, 1999 as a result of streamlining operations related to the restructuring. The Company will close the excess facilities and sell or sublet the real estate. Property and equipment not needed in the regional division offices will be disposed of or sold. No costs were charged against the reserve during the first quarter. The consolidation should be substantially completed during the second quarter of fiscal year 2000.

                                   BELK, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

(3)      ACCOUNTING POLICIES

         The condensed financial statements included herein as of May 1, 1999 and for the three months ended May 1, 1999 and May 2, 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 30, 1999. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

         Due to the seasonal nature of the retail industry, earnings for periods which exclude the holiday season are not necessarily indicative of the results that may be expected for the full fiscal year.

(4)      EFFECT OF NEW ACCOUNTING STANDARDS AND STATEMENTS

         As of January 31, 1999, the Company has adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes standards for the costs of computer software developed or obtained for internal use. Adoption of the standard is expected to result in capitalization of approximately $4 million of fiscal year 2000 expenditures that historically would have been expensed. The Company capitalized $701,000 of costs for internal use software during the first quarter of fiscal year 2000.

(5)      BORROWINGS

         The Company's accounts receivable securitization financing agreement expires on April 27, 2000 and, accordingly, the outstanding balance as of May 1, 1999 of $225,866 has been included in current liabilities. However, the agreement may be renewed by mutual consent of the parties and it is the Company's intent to renew the accounts receivable securitization agreement. The Company utilizes this facility as long-term financing.

         On April 30, 1999, the Company sold certain leasehold improvements for $42 million and is leasing them back over the next nine years. The Company is required to repurchase the leasehold improvements at the end of the lease. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 98, "Accounting for Leases" and SFAS No. 66, "Accounting for Sales of Real Estate," the Company is accounting for the sale-leaseback as financing. The agreement contains restrictions consistent with those of existing loan agreements. Future minimum lease payments are as follows:

          Fiscal Year
          -----------
          2000                                                              $  4,776
          2001                                                                 6,368
          2002                                                                 6,368
          2003                                                                 6,368
          2004                                                                 6,368
          After 2004                                                          26,397
                                                                            --------
                Total                                                         56,645
          Less imputed interest                                              (14,645)
                                                                            --------
          Present value of future minimum lease payments                    $ 42,000
                                                                            ========

                                   BELK, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

(6)      COMPREHENSIVE INCOME

         The following table sets forth the computation of comprehensive income. Other comprehensive income was comprised of $292 unrealized gains on investments (net of income tax of $179) and $1,441 unrealized gains on investments (net of income tax of $917) for the three months ended May 1, 1999 and May 2, 1998, respectively.

                                       Three Months Ended
                                       ------------------
                                       May 1,      May 2,
                                        1999        1998
                                      -------      ------
Net Income                            $10,217      $8,419
Other Comprehensive Income                292       1,441
                                      -------      ------
      Total Comprehensive Income      $10,509      $9,860
                                      =======      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's statements of income.

                                                  THREE MONTHS ENDED
                                                  ------------------
                                                  May 1,      May 2,
                                                   1999        1998
                                                  ------      ------
Revenues                                           100.0%      100.0%
Cost of goods sold                                  67.5        67.7
Selling, general and administrative expenses        26.3        27.1
Restructuring charge                                 1.4          --
Income from operations                               4.8         5.2
Interest expense, net                                1.7         1.9
Net income                                           2.0         1.9
Comparable stores revenues increase                  5.6         1.6


COMPARISON OF THE 13 WEEKS ENDED MAY 1, 1999 AND MAY 2, 1998

         Revenues. The Company's revenues for the first quarter of fiscal year 2000 increased 11.9%, or $53.5 million, to $503.8 million from $450.3 million over the same period in 1999. The increase was primarily due to a 5.6% increase in revenue from comparable stores and including $16.3 million of Belk-Simpson revenues in the consolidated operating results during the current fiscal year as a result of the Reorganization, which increased revenues for the first quarter of fiscal year 2000 by 3.6%.

         Cost of goods sold. As a percentage of revenues, cost of goods sold decreased to 67.5% for the first quarter of fiscal year 2000 as compared to 67.7% in the first quarter of fiscal year 1999 as a result of decreases in buying costs due to a more efficient purchasing structure.

         Selling, general and administrative expenses. SG&A expenses were $132.4 million for the first quarter of fiscal year 2000, compared to $122.0 million in fiscal year 1999. As a percentage of revenues, SG&A expenses decreased to 26.3% in fiscal year 2000 from 27.1% in fiscal year 1999. The decrease is attributable to reductions in personnel costs due to improved operating efficiencies and reduced bad debt losses on the Company's proprietary credit card receivables, partially offset by decreases in finance charge income on the proprietary credit card receivables.

         Restructuring charge. During the first quarter of fiscal year 2000, the Company recorded a $7.1 million charge in connection with the consolidation of its thirteen operating divisions into four expanded regional divisions. The charge consisted of $3.4 million of employee severance costs and $3.7 million related to the disposal of excess assets in the closing division offices. The Company anticipates that the consolidation of operating divisions will reduce operating expenses on an annualized basis by approximately $13 to $15 million and permit the Company to intensify its customer focus by achieving a more unified and consistent execution of its marketing, merchandising and advertising strategies and by simplifying decision making processes. Due to the costs associated with the conversion to the new division structure, the expense savings will be realized starting in fiscal year 2001.

         Income from operations. The Company's income from operations for the first quarter of fiscal year 2000 includes a $7.1 million restructuring charge related to the reorganization of its operating divisions. Excluding the impact of the restructuring charge, income from operations for the first quarter of fiscal year 2000 increased $8.0 million, or 34%, over fiscal year 1999.

         Net Income. Net income for the first quarter of fiscal year 2000 increased by $1.8 million over the first quarter of last year. However, the first quarter of fiscal year 2000 includes a $4.4 million restructuring charge, net of income taxes of $2.7 million and the first quarter of fiscal year 1999 includes a $1.0 million extraordinary charge, net of income taxes of $.7 million. Excluding these items, net income increased by $5.2 million, or 55%.

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

         Expenditures for property and equipment were $19.1 million for the three months ended May 1, 1999, compared to $9.1 million in the first three months of last year. In the first quarter of fiscal year 2000, the Company relocated three stores in existing markets to new facilities, one in Clinton, North Carolina; one in Morganton, North Carolina; and another in Mt. Pleasant, South Carolina. One minor renovation was completed in the Greer, South Carolina store. The Company plans to open two additional stores as relocations and complete renovations and/or expansions at 14 stores during the current fiscal year, resulting in fiscal year 2000 capital expenditures of approximately $100 million.

         Net cash provided by financing activities was $18.4 million for the first quarter of fiscal year 2000, a result of increased short-term borrowings, compared to $31.1 million of cash provided by financing activities in last year's first quarter. On April 30, 1999, the Company sold certain leasehold improvements for $42 million and is leasing them back over the next nine years. The Company is required to repurchase the leasehold improvement at the end of the lease. In accordance with SFAS No. 98, "Accounting for Leases" and SFAS No. 66 "Accounting for Sales of Real Estate," the Company is accounting for the sale-lease back as financing. The Company used the proceeds from the sale to reduce borrowings under its existing debt facilities.

         The Company's accounts receivable securitization financing agreement expires on April 27, 2000 and, accordingly, the outstanding balance as of May 1, 1999 of $225,866 has been included in current liabilities. However, the agreement may be renewed by mutual consent of the parties and it is the Company's intent to renew the facility and utilize it as long-term financing.

         Management of the Company believes that cash flows from operations and their existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements.

BELK NATIONAL BANK

         During the first quarter of fiscal year 2000, the Company formed Belk National Bank, a wholly-owned subsidiary, in order to standardize the interest rate terms of Belk charge customer accounts across the thirteen states in which Belk operates and to set competitive interest rates comparable to other retailers. The bank began operations in May 1999.

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

        A Y2K executive steering committee was designated to oversee all aspects of the Company's progress towards Y2K compliancy. Under direction of the steering committee, the Company has developed a Y2K compliance plan that focuses on 5 major areas as follows:

         1.       Information systems.
         2.       Imbedded chip devices.
         3.       Merchandise vendors.
         4.       Service providers.
         5.       User developed or installed software.

         The plan generally covers the following 6 phases:

         1. Inventory the Company's systems (including all equipment with imbedded chips), merchandise vendors, service providers, and user developed or installed software.
         2. Assess whether Y2K compliance issues exist for each system, device or provider identified.
         3. Establish a timetable and detailed plans for obtaining compliance.
         4. Repair and replace systems and/or devices requiring modification
         5.       Validate Y2K compliancy through testing of modifications.
         6.       Develop contingency plans


        *Phases 1, 2, 3 and 6 above apply to merchandise vendors and service providers as well as to Company systems.

        The Company is 100% complete with testing of all key information technology ("IT") systems. The Company is 99% complete with the upgrade, replacement and testing phases of non-IT systems. These systems, such as PBX, security and heating and air-conditioning systems, include imbedded chip processors that may be affected by the Y2K issue.

        The Company has also surveyed its merchandise vendors as to their Y2K readiness. The Company has received responses from 100% of its branded and private label merchandise vendors. Responses are scored and follow-up conference calls scheduled for all vendors obtaining a low confidence score. The Company has scored 90% of branded vendor responses and 95% of private label vendor responses with either a moderate or high confidence factor. In addition, 94% of the Company's EDI trading partners have successfully passed a basic Y2K purchase order and invoice translator test, with the majority of the remaining trading partners scheduled before the end of July 1999.

        The Company has surveyed all non-merchandise providers as to their Y2K readiness. These providers include energy and utility companies, real estate firms, advertising and sales promotion vendors, supply vendors, transportation and logistics companies, technology providers, credit services providers and others. The Company has received responses from over 97% of these providers.

        The Company has completed 99% of its Y2K contingency plans for all critical business processes. The Company plans to address internal Y2K failures, as well as failures of key external business providers to support the merchandise and services needs of the Company. Plans will be tested and maintained throughout 1999, as the Company monitors the Y2K readiness progress of key business partners.

        The total cost of the Y2K project is estimated to be $5.7 million and is being funded through operating cash flows. This cost primarily consists of internal labor costs to repair and test IT and non-IT systems. The Company is expensing all costs associated with the project as incurred. At May 1, 1999, $5.4 million had been expensed. The Company has not experienced any significant delays in other IT projects due to the implementation of the Y2K plan as of May 1, 1999.

        Although the Company has substantially achieved full Y2K readiness, there is the potential for certain of the Company's systems to experience Y2K failures. This is due to the uncertainties inherent in the Y2K problem, including key business partner failures, failure to identify all systems affected, failure to successfully remediate all systems affected, and other similar uncertainties. A worst case scenario could include disruption in the Company's ability to advertise, purchase and sell merchandise, extend customer credit, keep accurate accounting records, and perform customer service. Should this occur, the Company's liquidity, future operating results and financial position may be materially impacted.

        Readers are cautioned that forward-looking statements contained in this Y2K discussion should be read in conjunction with the cautionary statement included in this 10-Q under "This Information Contains Forward-Looking Statements."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the Company's quantitative and qualitative market risk disclosures.

PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

         In March 1999, the Company issued 6,000 shares of its Class B common stock to Ralph A. Pitts as a part of his compensation. This transaction was effected in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on May 26, 1999. The only action taken by the stockholders at the meeting was the election of directors. In accordance with the Company's Amended and Restated Certificate of Incorporation, Class I directors, whose term expired at the annual meeting in 1999, were elected. Mr. Thomas M. Belk, Jr., Mr. J. Kirk Glenn, Jr. and Mrs. Sarah Belk Gambrell were re-elected to the office of Class I director, to hold office until the annual meeting of stockholders in 2002. A total of 528,992,129 votes were cast in favor of Mr. Thomas M. Belk, Jr., 182,900 votes were withheld and 54,610 votes were cast against. A total of 529,047,349 votes were cast in favor of Mr. J. Kirk Glenn, Jr. and 182,900 votes were withheld. A total of 528,184,289 votes were cast in favor of Mrs. Sarah Belk Gambrell, 182,900 votes were withheld and 862,450 shares were cast against. Messrs. H. W. McKay Belk, Karl G. Hudson, Jr. and B. Frank Matthews, II continue to serve as Class II directors. Messrs. John M. Belk, John R. Belk and John A. Kuhne continue to serve as Class III directors. Mr. John M. Belk continues to serve as Chairman of the Board of Directors.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.1 Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-4, File No. 333-42935).

         3.2 Form of Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-4, File No. 333-42935.

         27.1     Financial Data Schedules

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BELK, INC.



Dated:  June 15, 1999              By: /s/ Ralph A. Pitts
                                       -----------------------------------------
                                         Ralph A. Pitts
                                         Executive Vice President,
                                         General Counsel and
                                         Corporate Secretary
                                         (Authorized Officer of the Registrant)

                                   By: /s/ Bill R. Walton
                                       -----------------------------------------
                                         Bill R. Walton
                                         Senior Vice President, Treasurer
                                         and Controller
                                         (Chief Accounting Officer)