Form 10-Q
period 1999-07-31
BELK INC
filed 1999-09-14
CIK 1051771

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended    July 31, 1999
                                   --------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from                     to
                                   -------------------    ---------------------

                       Commission file number   000-26207
                                              -------------

                                   BELK, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)

                      Delaware                                                            56-2058574
-----------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)               (I.R.S. Employer Identification No.)


2801 West Tyvola Road, Charlotte, North Carolina                     28217-4500
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, including Area Code    (704) 357-1000
                                                  ------------------------------

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

     Yes [X]   No [ ]

At September 1, 1999, the registrant had issued and outstanding 54,452,339 shares of class A common stock and 774,444 shares of class B common stock.

                                   BELK, INC.
                               INDEX TO FORM 10-Q


                                                                                Page
                                                                               Number
                                                                               ------
PART 1.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited, except where otherwise noted)

   Condensed Consolidated Statements of Income for the Three Months
       and Six Months Ended July 31, 1999 and August 1, 1998                      4

   Condensed Consolidated Balance Sheets as of July 31, 1999
       and January 30, 1999                                                       5

   Condensed Consolidated Statement of Changes in Stockholders' Equity
       For the Six Months Ended July 31, 1999                                     6

   Condensed Consolidated Statements of Cash Flows for the Six Months Ended
       July 31, 1999 and August 1, 1998                                           7

   Notes to Condensed Consolidated Financial Statements                           8

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                             11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk            15


PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders                   15

  Item 6.  Exhibits and Reports on Form 8-K                                      15


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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:

                                   BELK, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                Three Months Ended                 Six Months Ended
                                         --------------------------------     --------------------------------
                                            July 31,          August 1,          July 31,           August 1,
                                              1999               1998              1999               1998
                                         ---------------   --------------     --------------    --------------
Revenues                                 $   480,557       $   452,932        $   984,343       $   903,208
Cost of goods sold (including occupancy
  and buying expenses)                       322,514           305,004            662,442           609,786
Selling, general and administrative
  expenses                                   132,100           127,459            264,461           249,457
Restructuring charge                              --                --              7,068                --
                                         -----------       -----------        -----------       -----------
Income from operations                        25,943            20,469             50,372            43,965
Interest expense, net                         (9,681)           (9,522)           (18,397)          (18,001)
Gain (loss) on sale of property and
  equipment                                      (92)              603                334               606
Gain (loss) on sale of investment
  securities                                      29            (1,029)                43              (900)
Other income, net                                357               425                692               380
                                         -----------       -----------        -----------       -----------
Income from operations before income
  taxes and equity in earnings of
  unconsolidated entities                     16,556            10,946             33,044            26,050
Income taxes                                   6,290             4,550             12,560            10,420
                                         -----------       -----------        -----------       -----------
Income from operations before equity
  in earnings of unconsolidated
  entities                                    10,266             6,396             20,484            15,630
Equity in earnings of unconsolidated
  entities, net of income taxes                   --                --                 --               188
                                         -----------       -----------        -----------       -----------
Net income before extraordinary item          10,266             6,396             20,484            15,818
Extraordinary item - loan prepayment
  penalty, net of income tax benefit
  of $670                                         --                --                 --            (1,004)
                                         -----------       -----------        -----------       -----------
Net income                               $    10,266       $     6,396        $    20,484       $    14,814
                                         ===========       ===========        ===========       ===========
Basic income per share
  Net income before extraordinary
    item                                 $      0.19       $      0.11        $      0.37       $      0.28
                                         ===========       ===========        ===========       ===========
  Extraordinary item                     $        --       $        --        $        --       $     (0.02)
                                         ===========       ===========        ===========       ===========
  Net income                             $      0.19       $      0.11        $      0.37       $      0.26
                                         ===========       ===========        ===========       ===========
Dividends per share                      $        --                --        $     0.235           N/A
                                         ===========       ===========        ===========       ===========
Weighted average shares outstanding       55,226,783        56,682,252         55,676,696        56,682,252
                                         ===========       ===========        ===========       ===========

See accompanying notes to financial statements.

                                   BELK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                          July 31,          January 30,
                                                            1999               1999
                                                          ---------         -----------
                                                                             (audited)
ASSETS
Current assets:
    Cash and cash equivalents                            $   19,941          $   18,313
    Accounts receivable, net                                303,386             351,143
    Merchandise inventory                                   505,827             482,247
    Prepaid expenses and other current assets                17,842              29,852
                                                         ----------          ----------
Total current assets                                        846,996             881,555
Investment securities                                        23,507              24,164
Property and equipment, net                                 569,076             560,949
Prepaid pension costs                                       101,359             101,352
Other assets                                                 27,517              25,898
                                                         ----------          ----------
Total assets                                             $1,568,455          $1,593,918
                                                         ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                $  218,974          $  228,328
    Lines of credit and notes payable                       221,084               4,264
    Accrued income taxes                                     11,381              20,993
    Current installments of long-term
      debt and capital lease obligations                      9,127               5,001
                                                         ----------          ----------
Total current liabilities                                   460,566             258,586
Long-term debt and capital lease obligations,
    excluding current installments                          194,500             398,712
Deferred compensation and other noncurrent liabilities      135,861             148,685
                                                         ----------          ----------
Total liabilities                                           790,927             805,983
                                                         ----------          ----------

Stockholders' equity:
    Common stock, 55.2 million and 56.7 million shares
      issued and outstanding at July 31, 1999
      and January 30, 1999, respectively                        552                 567
    Paid-in capital                                         569,346             586,641
    Retained earnings                                       207,709             200,203
    Accumulated other comprehensive income (loss)               (79)                524
                                                         ----------          ----------
Total stockholders' equity                                  777,528             787,935
                                                         ----------          ----------
Total liabilities and stockholders' equity               $1,568,455          $1,593,918
                                                         ==========          ==========

See accompanying notes to financial statements.

                                  BELK, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)


                                                                                            Accumulated
                                                                                               Other
                                          Common         Paid-in        Retained           Comprehensive
                                          Stock          Capital        Earnings           Income (Loss)         Total
                                         --------      ----------     -----------         ---------------     ---------
Balance at January 30, 1999              $   567       $  586,641      $  200,203            $  524           $ 787,935
Comprehensive income:
  Net income                                   -                -          20,484                 -              20,484
  Unrealized loss on investments
   net of income tax benefit of $370           -                -               -              (603)               (603)
                                                                                                              ---------
        Total comprehensive income                                                                               19,881
                                                                                                              ---------
  Cash dividends                               -                -         (12,978)                -             (12,978)
  Repurchase and retirement of stock         (15)         (17,295)              -                 -             (17,310)
                                         -------       ----------      ----------            ------           ---------
Balance at July 31, 1999                 $   552       $  569,346      $  207,709            $  (79)          $ 777,528
                                         =======       ==========      ==========            ======           =========

See accompanying notes to financial statements.

                                  BELK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                           Six Months Ended
                                                        -----------------------
                                                         July 31,     August 1,
                                                           1999         1998
                                                        ---------     ---------
Cash flows from operating activities:
  Net income                                             $ 20,484      $ 14,814
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                            31,768        26,425
  Restructuring charge                                      7,068            --
  Gain (loss) on sale of property and equipment
    and investments                                          (376)          319
  Equity in earnings of unconsolidated entities,
    net of income taxes                                        --          (188)
  Change in:
    Accounts receivable, net                               47,757        49,276
    Merchandise inventory                                 (23,580)      (36,905)
    Prepaid expenses and other current assets               8,964       (12,075)
    Accounts payable and accrued expenses                 (23,251)        2,098
    Other assets and liabilities                          (11,031)       (8,078)
                                                         --------     ---------
Net cash provided by operating activities                  57,803        35,686
                                                         --------     ---------
Cash flows from investing activities:
  Purchases of property, equipment and investments        (45,608)      (69,419)
  Cash acquired from Belk-Simpson Reorganization               --        11,861
  Proceeds from sale of property and equipment              3,589         1,022
  Proceeds from sale of investments                         5,201        17,746
                                                         --------     ---------
Net cash used by investing activities                     (36,818)      (38,790)
                                                         --------     ---------
Cash flows from financing activities:
  Proceeds from notes payable                              11,979       246,671
  Proceeds from issuance of long-term debt                 42,000       125,000
  Principal payments on long-term debt and
       capital lease obligations                          (52,345)     (289,856)
  Net proceeds from lines of credit                         9,297       (53,097)
  Dividends paid                                          (12,978)       (8,854)
  Repurchase of common stock                              (17,310)       (4,053)
                                                         --------     ---------
Net cash provided (used) by financing activities          (19,357)       15,811
                                                         --------     ---------
Net increase in cash and cash equivalents                   1,628        12,707
Cash and cash equivalents at beginning of period           18,313        16,263
                                                         --------     ---------
Cash and cash equivalents at end of period               $ 19,941      $ 28,970
                                                         ========     =========
Supplemental schedule of noncash investing
  and financing activities:
  Increase in property and equipment through
       assumption of capital leases                      $  5,802      $ 10,001
  Increase in assets and liabilities due to
       reorganization                                           -        39,369

See accompanying notes to financial statements.

                                   BELK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)  ACQUISITION AND BASIS OF PRESENTATION

     On April 15 and 16, 1998, the shareholders of the 112 companies previously comprising the Belk Companies (the "Predecessor Companies") voted to approve the reorganization (the "Reorganization") of the Predecessor Companies into a single operating entity, Belk, Inc. (the "Company"), pursuant to a Plan and Agreement of Reorganization, dated November 25, 1997, as amended, among the Company, Belk Acquisition Co., and the Predecessor Companies (the "Reorganization Agreement"). The accompanying consolidated balance sheet as of July 31, 1999 and January 30, 1999 and the statements of income, stockholders' equity and cash flows for the three month and six month periods ended July 31, 1999 reflect the adjustments to merge the companies pursuant to the Reorganization. The statements of income, stockholders' equity and cash flows for the six month period ended August 1, 1998 include three months of pre-Reorganization historical combined results of operations of the Predecessor Companies and three months of post-Reorganization consolidated results of operations of the Company. The calculation of net income per share for the three months and six months ended August 1, 1998 assumes that the Belk, Inc. shares of common stock issued in connection with the Reorganization have been outstanding since February 1, 1998.

     On May 2, 1998, a majority of the shareholders of one of the Predecessor Companies, Belk-Simpson Company, Greenville, South Carolina ("Belk-Simpson"), redeemed their shares in Belk-Simpson (the "Belk-Simpson Reorganization"). Prior to the Belk-Simpson Reorganization, the 37% investment in Belk-Simpson was accounted for under the equity method of accounting. Subsequent to the Belk-Simpson Reorganization, Belk-Simpson is included in the consolidated financial statements as a wholly-owned subsidiary.

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

(2)  RESTRUCTURING CHARGE

     During the first quarter of fiscal year 2000, the Company recorded a $7.1 million charge in connection with the consolidation of its thirteen operating divisions into four expanded regional divisions. During the second quarter, the Company closed the excess facilities and eliminated 340 positions as a result of streamlining operations related to the restructuring. The excess property and equipment is being disposed of or sold. The restructuring charge and its utilization are as follows:

                                       Original                                 Balance at
                                        Accrual            Utilized            July 31, 1999
                                        -------            --------            -------------
Employee Severance Costs                $3,424              $2,149                $1,275
Disposal of Excess Property and
  Equipment                              3,644               2,154                 1,490
                                        ------              ------                ------
Total                                   $7,068              $4,303                $2,765
                                        ======              ======                ======

                                       8

                                   BELK, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

(3) ACCOUNTING POLICIES

     The condensed financial statements included herein as of July 31, 1999 and for the three months and six months ended July 31, 1999 and August 1, 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 30, 1999. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

     Due to the seasonal nature of the retail industry, earnings for periods which exclude the holiday season are not necessarily indicative of the results that may be expected for the full fiscal year.

(4) EFFECT OF NEW ACCOUNTING STANDARDS AND STATEMENTS

     As of January 31, 1999, the Company has adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes standards for the costs of computer software developed or obtained for internal use. The Company currently anticipates that adoption of the standard will result in capitalization of approximately $3 million of fiscal year 2000 expenditures that historically would have been expensed. The Company has capitalized $1 million of costs for internal use software during the first six months of fiscal year 2000.

(5) BORROWINGS

     The Company's accounts receivable securitization financing agreement expires on April 27, 2000 and, accordingly, the outstanding balance as of July 31, 1999 of $207,539 has been included in current liabilities. However, the agreement may be renewed by mutual consent of the parties and it is the Company's intent to renew the accounts receivable securitization agreement. The Company utilizes this facility as long-term financing.

     The Company utilizes interest rate swaps to manage the interest rate risk associated with its borrowings. As of July 31, 1999, the interest rate swap agreements had a net fair market value of approximately $7.6 million.

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

          FISCAL YEAR
          -----------
          2000                                              $  6,368
          2001                                                 6,368
          2002                                                 6,368
          2003                                                 6,368
          2004                                                 6,368
          After 2004                                          23,745
                                                            --------
               Total                                          55,585
          Less imputed interest                              (14,139)
                                                            --------
          Present value of future minimum lease payments    $ 41,446
                                                            ========

(6) COMPREHENSIVE INCOME

     The following table sets forth the computation of comprehensive income. Other comprehensive income is comprised of net unrealized losses on investments, net of income tax benefit of $370 and $257 for the six months ended July 31, 1999 and August 1, 1998, respectively, and income tax benefit of $549 and $1,174 for the three months ended July 31, 1999 and August 1, 1998, respectively.

                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                          --------------------------        --------------------------
                                          JULY 31,         AUGUST 1,        JULY 31,         AUGUST 1,
                                            1999             1998             1999             1998
                                          --------         ---------        --------         ---------
Net Income                                $10,266           $ 6,396          $20,484          $14,814
Other Comprehensive Loss                     (896)           (1,844)            (603)            (403)
                                          -------           -------          -------          -------
    Total Comprehensive Income            $ 9,370           $ 4,552          $19,881          $14,411
                                          =======           =======          =======          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's statements of income.

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                       -------------------   -------------------
                                       July 31,  August 1,   July 31,  August 1,
                                         1999      1998        1999      1998
                                       --------  ---------   -------   --------
Revenues                                100.0%     100.0%     100.0%    100.0%
Cost of goods sold                       67.1%      67.3%      67.3%     67.5%
Selling, general and
     administrative expenses             27.5%      28.1%      26.9%     27.6%
Restructuring charge                      0.0%       0.0%       0.7%      0.0%
Income from operations                    5.4%       4.5%       5.1%      4.9%
Interest expense, net                     2.0%       2.1%       1.9%      2.0%
Income from continuing operations         2.1%       1.4%       2.1%      1.8%
Comparable stores revenues increase       4.1%       1.7%       4.8%      1.8%


COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 1999 AND AUGUST 1, 1998

     Revenues. The Company's revenues for the second quarter of fiscal year 2000 increased 6.1%, or $27.6 million, to $480.6 million from $452.9 million over the same period in 1999. The increase was primarily due to a 4.1% increase in revenue from comparable stores.

     For the six months ended July 31, 1999, the Company's revenues were $984.3 million, a 9.0% increase from $903.2 million for the same period of the prior fiscal year. The increase resulted primarily due to a 4.8% increase in revenue from comparable stores and the inclusion of Belk-Simpson's first quarter revenues of $16.3 million in the consolidated operating results during the current fiscal year as a result of the Reorganization, which increased revenues for the six months ended July 31, 1999 by 1.8%.

     Cost of goods sold. As a percentage of revenues, cost of goods sold decreased to 67.1% and 67.3% for the three and six months ended July 31, 1999, respectively. This compares to 67.3% and 67.5% for the same periods in fiscal year 1999. This reduction resulted from decreases in buying costs due to a more efficient purchasing structure.

     Selling, general and administrative expenses. As a percentage of revenues, SG&A expenses decreased to 27.5% and 26.9% for the three and six months ended July 31, 1999, respectively, from 28.1% and 27.6% for the same periods in fiscal year 1999. The decrease is attributable to reductions in personnel costs due to improved operating efficiencies and reduced bad debt losses on the Company's proprietary credit card receivables partially offset by $1.7 million of incremental costs incurred in excess of expense savings during the three months ended July 31, 1999 in connection with establishing the Company's four expanded regional divisions. These incremental costs consist primarily of one-time expenses for hiring and relocating employees and converting the Company's systems to support the larger division size.

     Restructuring charge. During the first quarter of fiscal year 2000, the Company recorded a $7.1 million charge in connection with the consolidation of its thirteen operating divisions into four expanded regional divisions.
The charge consisted of $3.4 million of employee severance costs and $3.7 million related to the disposal of excess assets in the closing division offices.

     The Company anticipates that the consolidation of operating divisions will reduce operating expenses on an annualized basis and permit the Company to intensify its customer focus by achieving a more unified and consistent execution of its marketing, merchandising and advertising strategies and by simplifying decision making processes. The Company has updated its estimates of such savings to approximately $12 million annually after taking into account the revised costs associated with relocating the Southern division office and other additional information available after completing the consolidation of the operating divisions. Due to the costs associated with the conversion to the new division structure during fiscal year 2000, net expense savings will be realized starting in fiscal year 2001.

     Income from operations. The Company's income from operations for the six months ended July 31, 1999 includes a $7.1 million restructuring charge related to the consolidation of its operating divisions and $1.7 million of incremental selling, general and administrative expenses associated with establishing its four expanded regional divisions. Excluding the impact of these additional costs, income from operations for the first six months of fiscal year 2000 increased $15.2 million, or 35%, over the corresponding period in fiscal year 1999.

     Net Income. Net income for the first six months of fiscal year 2000 increased by $5.7 million over the same period of last year. However, the first six months of fiscal year 2000 includes a $4.4 million restructuring charge, net of income taxes of $2.7 million and $1.1 million of incremental selling, general and administrative expenses, net of income taxes of $.6 million associated with establishing the Company's four expanded regional divisions. The first six months of fiscal year 1999 included a $1.0 million extraordinary charge, net of income taxes of $.7 million. Excluding these items, net income in the first six months of fiscal year 2000 increased by $10.1 million, or 64%, over the corresponding period in fiscal year 1999.

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

     Expenditures for property and equipment were $40.1 million for the six months ended July 31, 1999, compared to $69.4 million in the first six months of last year. During the first six months of fiscal year 2000, the Company relocated and expanded three stores in existing markets to new facilities, one in Clinton, North Carolina; one in Morganton, North Carolina; and another in Mt. Pleasant, South Carolina. One minor renovation was completed in the Greer, South Carolina store. The Company plans to open two additional stores as relocations and complete renovations and/or expansions at 14 stores during the current fiscal year, which, when combined with other categories will result in fiscal year 2000 capital expenditures of approximately $100 million.

     Net cash used by financing activities was $19.4 million for the first six months of fiscal year 2000, a result of lower seasonal working capital needs compared to the first six months of fiscal year 1999.

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

     The Company's accounts receivable securitization financing agreement expires on April 27, 2000 and, accordingly, the outstanding balance as of July 31, 1999 of $207.5 million has been included in current liabilities. However, the agreement may be renewed by mutual consent of the parties and it is the Company's intent to renew the facility and utilize it as long-term financing.

     Management of the Company believes that cash flows from operations and the Company's existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements.

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

     A Y2K executive steering committee was designated to oversee all aspects of the Company's progress towards Y2K compliancy. Under direction of the steering committee, the Company developed a Y2K compliance plan that focuses on 5 major areas as follows:

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

      *Phases 1,2,3 and 6 above apply to merchandise vendors and service providers as well as to Company systems.

      The Company is 100% complete with testing of all key information technology ("IT") systems and has implemented "Clean Management" procedures to ensure that any new systems or modifications to current systems are tested before implementation to ensure compliancy. The Company is 99% complete with the upgrade, replacement and testing phases of non-IT systems. These systems, such as PBX, security, and heating and air-conditioning systems, include imbedded chip processors that may be affected by the Y2K issue.

      The Company has also surveyed its merchandise vendors as to their Y2K readiness. The Company has received responses from 100% of its branded and private label merchandise vendors. Responses are scored and follow-up conference calls scheduled for all vendors obtaining a low confidence score. The Company has scored 90% of branded vendor responses and 95% of private label vendor responses with either a moderate or high confidence factor. Contingency Plans have been developed for low confidence merchandise vendors. In addition, 99% of the Company's EDI trading partners have successfully passed a basic Y2K purchase order invoice translator test, with the few remaining trading partners scheduled by the end of September 1999.

      The Company has surveyed all non-merchandise providers as to their Y2K readiness. These providers include energy and utility companies, real estate firms, advertising and sales promotion vendors, supply vendors, transportation and logistics companies, technology providers, credit services providers and others. The Company has received responses from over 99% of these providers. The Company has scored 89% of these vendors with either a moderate or high confidence factor. Follow-ups are in process with those vendors who have not responded or who have obtained a low confidence score. By the end of September 1999, these follow-ups will either be completed or contingency plans will be updated for those providers who remain at a low confidence rating.

      The Company has completed 100% of its Y2K contingency plans for critical business processes. The plans address internal Y2K failures, as well as failures of key external business providers to support the merchandise and services needs of the Company. Plans will be tested and updated as necessary throughout 1999, as the Company monitors the Y2K readiness progress of key business partners.

     The total cost of the Y2K project is estimated to be $5.7 million and is being funded through operating cash flows. This cost primarily consists of internal labor costs to repair and test IT and non-IT systems. The Company is expensing all costs associated with the project as incurred. At July 31, 1999, $5.6 million had been expensed. The Company has not experienced any significant delays in other IT projects due to the implementation of the Y2K plan as of July 31, 1999.

     Although the Company has substantially achieved full Y2K readiness, there is the potential for certain of the Company's systems to experience Y2K failures. This is due to the uncertainties inherent in the Y2K problem, including key business partner failures, failure to identify all systems affected, failure to successfully remediate all systems affected, and other similar uncertainties. A worst-case scenario could include disruption in the Company's ability to advertise, purchase and sell merchandise, extend customer credit, keep accurate accounting records, and perform customer service. Should this occur, the Company's liquidity, future operating results and financial position may be materially impacted.

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

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of stockholders on May 26, 1999. The only action taken by the stockholders at the meeting was the election of directors. In accordance with the Company's Amended and Restated Certificate of Incorporation, Class I directors, whose term expired at the annual meeting in 1999, were elected. Mr. Thomas M. Belk, Jr., Mr. J. Kirk Glenn, Jr. and
Mrs. Sarah Belk Gambrell were re-elected to the office of Class I director, to hold office until the annual meeting of stockholders in 2002. A total of 528,992,129 votes were cast in favor of Mr. Thomas M. Belk, Jr., 182,900 votes were withheld and 54,610 votes were cast against. A total of 529,047,349 votes were cast in favor of Mr. J. Kirk Glenn, Jr. and 182,900 votes were withheld. A total of 528,184,289 votes were cast in favor of Mrs. Sarah Belk Gambrell, 182,900 votes were withheld and 862,450 shares were cast against.
Messrs. H.W. McKay Belk, Karl G. Hudson, Jr. and B. Frank Matthews, II continue to serve as Class II directors. Messrs. John M. Belk, John R. Belk and
John A. Kuhne continue to serve as Class III directors. Mr. John M. Belk continues to serve as Chairman of the Board of Directors.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

    3.1 Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-4, File No. 333-42935).

    3.2 Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-4, File No. 333-42935).

    27.1 Financial Data Schedules (for SEC use only)

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BELK, INC.



Dated: September 14, 1999             By: /s/ Ralph A. Pitts
                                          ----------------------------------
                                          Ralph A. Pitts
                                          Executive Vice President, General
                                          Counsel and Corporate Secretary
                                          (Authorized Officer of the Registrant)

                                      By: /s/ Bill R. Walton
                                          --------------------------------------
                                          Bill R. Walton
                                          Senior Vice President, Treasurer
                                          and Controller
                                          (Chief Accounting Officer)