Form 10-Q
period 1999-10-30
BELK INC
filed 1999-12-14
CIK 1051771

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended      OCTOBER 30, 1999
                                       ----------------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from                  to
                                       -----------------   -------------------


                    Commission file number    000-26207
                                          ------------------

                                   BELK, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)


              Delaware                                                                  56-2058574
---------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)              (I.R.S. Employer Identification No.)

2801 West Tyvola Road, Charlotte, North Carolina                                                 28217-4500
---------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                                          (Zip Code)

Registrant's Telephone Number, including Area Code     (704) 357-1000
                                                  -----------------------------

-------------------------------------------------------------------------------
    Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report.

Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]


At December 2, 1999, the registrant had issued and outstanding 54,134,919 shares of class A common stock and 776,144 shares of class B common stock.

                                   BELK, INC.
                               INDEX TO FORM 10-Q



                                                                                        Page
                                                                                        Number
                                                                                        ------

PART I.     FINANCIAL INFORMATION

    Item 1.   Financial Statements (unaudited, except where otherwise noted)

      Condensed Consolidated Statements of Income for the Three and
           Nine Months Ended October 30, 1999 and October 31, 1998                        4

      Condensed Consolidated Balance Sheets as of
           October 30, 1999 and January 30, 1999                                          5

      Condensed Consolidated Statement of Changes in Stockholders' Equity
           for the Nine Months Ended October 30, 1999                                     6

      Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           October 30, 1999 and October 31, 1998                                          7

      Notes to Condensed Consolidated Financial Statements                                8

    Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                     11

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                 15

PART II.     OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                                           15

THIS INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS

        Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as "may," "will," "intend," "project," "expect," "anticipate," "believe," "estimate," "continue," or other similar words. Forward-looking statements in this document include information concerning possible future cost savings resulting from restructuring and consolidating thirteen of our operating divisions and our ability to address Y2K issues. These forward-looking statements are subject to the completion and implementation of the Company's strategic and operating plans as well as risks and uncertainties which may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. These forward-looking statements are reasonable; however, you should not place undue reliance on such statements.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:

                                   BELK, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands)


                                                                  Three Months Ended                      Nine Months Ended
                                                           -------------------------------       -------------------------------
                                                            October 30,        October 31,        October 30,        October 31,
                                                               1999               1998               1999               1998
                                                           ------------       ------------       ------------       ------------
Revenues                                                   $    490,140       $    479,183       $  1,474,483       $  1,382,391
Cost of goods sold (including occupancy
    and buying expenses)                                        343,852            334,889          1,012,598            950,073
Selling, general and administrative expenses                    132,176            127,850            390,333            371,908
Restructuring charge                                                442                 --              7,510                 --
                                                           ------------       ------------       ------------       ------------
Income from operations                                           13,670             16,444             64,042             60,410
Interest expense, net                                            (9,200)            (8,747)           (27,597)           (26,748)
 Gain (loss) on sale of property and equipment                     (260)               153                 73                759
 Gain (loss) on sale of investment securities                     1,995                449              2,038               (451)
Other income, net                                                   390                464              1,083                844
                                                           ------------       ------------       ------------       ------------
Income from operations before income taxes and
    equity in earnings of unconsolidated entities                 6,595              8,763             39,639             34,814
Income taxes                                                      2,500              3,505             15,060             13,925
                                                           ------------       ------------       ------------       ------------

Income from operations before equity in
    earnings of unconsolidated entities                           4,095              5,258             24,579             20,889
Equity in earnings of unconsolidated entities, net of
    income taxes                                                     --                 --                 --                188
                                                           ------------       ------------       ------------       ------------
Net income before extraordinary item                              4,095              5,258             24,579             21,077
Extraordinary item - loan prepayment penalty,
    net of income tax benefit of $670                                --                 --                 --             (1,004)
                                                           ------------       ------------       ------------       ------------
Net income                                                 $      4,095       $      5,258       $     24,579       $     20,073
                                                           ============       ============       ============       ============
Basic income per share
    Net income before extraordinary item                   $       0.07       $       0.09       $       0.44       $       0.37
                                                           ============       ============       ============       ============
    Extraordinary item                                     $         --       $         --       $         --       $      (0.02)
                                                           ============       ============       ============       ============
    Net income                                             $       0.07       $       0.09       $       0.44       $       0.35
                                                           ============       ============       ============       ============
Dividends per share                                        $         --       $         --       $      0.234                N/A
                                                           ============       ============       ============       ============
Weighted average shares outstanding                          55,226,783         56,682,252         55,526,725         56,682,252
                                                           ============       ============       ============       ============

See accompanying notes to financial statements.

                                   BELK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                            October 30,       January 30,
                                                               1999              1999
                                                            -----------       ----------
Assets                                                                        (audited)
Current assets:
     Cash and cash equivalents                              $    21,874       $   18,313
     Accounts receivable,  net                                  306,340          351,143
     Merchandise inventory                                      633,717          482,247
     Prepaid expenses and other current assets                   16,569           29,852
                                                            -----------       ----------
Total current assets                                            978,500          881,555
Investment securities                                            23,604           24,164
Property and equipment, net                                     586,660          560,949
Prepaid pension costs                                           101,359          101,352
Other assets                                                     30,061           25,898
                                                            -----------       ----------
Total assets                                                $ 1,720,184       $1,593,918
                                                            ===========       ==========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                  $   314,479       $  228,328
     Lines of credit and notes payable                          269,722            4,264
     Accrued income taxes                                            --           20,993
     Current installments of long-term
          debt and capital lease obligations                      9,388            5,001
                                                            -----------       ----------
Total current liabilities                                       593,589          258,586
Long-term debt and capital lease obligations,
     excluding current installments                             192,317          398,712
Deferred compensation and other noncurrent liabilities          152,633          148,685
                                                            -----------       ----------
Total liabilities                                               938,539          805,983
                                                            ===========       ==========

Stockholders' equity:
     Common stock, 55.2 million and 56.7 million shares
           issued and outstanding at October 30, 1999
           and January 30, 1999, respectively                       552              567
     Paid-in capital                                            569,346          586,641
     Retained earnings                                          211,804          200,203
     Accumulated other comprehensive income (loss)                  (57)             524
                                                            -----------       ----------
Total stockholders' equity                                      781,645          787,935
                                                            -----------       ----------
Total liabilities and stockholders' equity                  $ 1,720,184       $1,593,918
                                                            ===========       ==========


See accompanying notes to financial statements.

                                   BELK, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                                                                            Accumulated
                                                                                               Other
                                                 Common          Paid-in        Retained    Comprehensive
                                                  Stock          Capital        Earnings     Income(Loss)     Total
                                                 --------       ---------       ---------  ---------------  ---------

Balance at January 30, 1999                      $    567       $ 586,641       $ 200,203       $ 524       $ 787,935
Comprehensive income:
    Net income                                         --              --          24,579          --          24,579
    Unrealized loss on investments,
       net of income tax benefit of $356               --              --              --        (581)           (581)
                                                                                                            ---------
                 Total comprehensive income                                                                    23,998
                                                                                                            ----------
    Cash dividends                                     --              --         (12,978)         --         (12,978)
    Repurchase and retirement of stock                (15)        (17,295)             --          --         (17,310)
                                                 --------       ---------       ---------       -----       ---------
Balance at October 30, 1999                      $    552       $ 569,346       $ 211,804       $ (57)      $ 781,645
                                                 ========       =========       =========       =====       =========


    See accompanying notes to financial statements.

                                   BELK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                       Nine Months Ended
                                                                  October 30,     October 31,
                                                                      1999            1998
                                                                  -----------     -----------
Cash flows from operating activities:
    Net income                                                    $    24,579     $    20,073
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                      48,501          40,147
    Restructuring charge                                                7,510
    Gain on sale of property and equipment and investments             (2,111)           (308)
    Equity in earnings of unconsolidated
         entities, net of income taxes                                     --            (188)
    Change in:
         Accounts receivable, net                                      44,803          47,935
         Merchandise inventory                                       (151,470)       (168,052)
         Prepaid expenses and other current assets                      9,193         (17,058)
         Accounts payable and accrued expenses                         60,430          95,901
         Other assets and liabilities                                   4,229          (2,701)
                                                                  -----------     -----------
Net cash provided by operating activities                              45,664          15,749
                                                                  -----------     -----------
Cash flows from investing activities:
    Purchases of property, equipment and investments                  (80,269)       (101,510)
    Cash acquired from Belk-Simpson Reorganization                         --          11,861
    Proceeds from sale of property and equipment                        3,636           1,387
    Proceeds from sale of investments                                   7,502          19,444
                                                                  -----------     -----------
Net cash used by investing activities                                 (69,131)        (68,818)
                                                                  -----------     -----------
Cash flows from financing activities:
    Proceeds from notes payable                                        19,998         238,980
    Proceeds from issuance of long-term debt                           42,000         125,000
    Principal payments on long-term debt and
         capital lease obligations                                    (62,132)       (290,830)
    Net proceeds from lines of credit                                  57,450              --
    Dividends paid                                                    (12,978)         (8,854)
    Repurchase of common stock                                        (17,310)         (4,009)
                                                                  -----------     -----------
Net cash provided by financing activities                              27,028          60,287
                                                                  -----------     -----------
Net increase in cash and cash equivalents                               3,561           7,218
Cash and cash equivalents at beginning of period                       18,313          16,263
                                                                  -----------     -----------
Cash and cash equivalents at end of period                        $    21,874     $    23,481
                                                                  ===========     ===========
Supplemental schedule of noncash investing
    and financing activities:
    Increase in property and equipment through
         assumption of capital leases                             $     6,135     $    18,922
    Increase in assets and liabilities due to reorganization               --          39,307

See accompanying notes to financial statements.

                                   BELK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

(1) ACQUISITION AND BASIS OF PRESENTATION

    On April 15 and 16, 1998, the shareholders of the 112 companies previously comprising the Belk Companies (the "Predecessor Companies") voted to approve the reorganization (the "Reorganization") of the Predecessor Companies into a single operating entity, Belk, Inc. (the "Company"), pursuant to a Plan and Agreement of Reorganization, dated November 25, 1997, as amended, among the Company, Belk Acquisition Co. and the Predecessor Companies (the "Reorganization Agreement"). The accompanying consolidated balance sheets as of October 30, 1999 and January 30, 1999 and the statements of income, stockholders' equity and cash flows for the three month and nine month periods ended October 30, 1999 reflect the adjustments to merge the companies pursuant to the Reorganization. The statements of income, stockholders' equity and cash flows for the nine month period ended October 31, 1998 include three months of pre-Reorganization historical combined results of operations of the Predecessor Companies and six months of post-Reorganization consolidated results of operations of the Company. The calculation of net income per share for the nine months ended October 31, 1998 assumes that the Belk, Inc. shares of common stock issued in connection with the Reorganization have been outstanding since February 1, 1998.

    On May 2, 1998, a majority of the shareholders of one of the Predecessor Companies, Belk-Simpson Company, Greenville, South Carolina ("Belk-Simpson"), redeemed their shares in Belk-Simpson (the "Belk-Simpson Reorganization"). Prior to the Belk-Simpson Reorganization, the 37% investment in Belk- Simpson was accounted for under the equity method of accounting. Subsequent to the Belk-Simpson Reorganization, Belk-Simpson is included in the consolidated financial statements as a wholly-owned subsidiary.

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

(2) RESTRUCTURING CHARGE

    During the nine months ended October 30, 1999, the Company recorded a charge of $7.5 million in connection with the consolidation of its thirteen operating divisions into four expanded regional divisions. During the second quarter, the Company closed the excess facilities and eliminated 340 positions as a result of streamlining operations related to the restructuring. The excess property and equipment is being disposed of or sold. The restructuring charge and its utilization are as follows:


                                             Restructuring                              Balance at
                                                 Charge      Adjustments    Utilized  October 30, 1999
                                             -------------   -----------    --------  ----------------

  Employee Severance Costs                       $3,424      $       442   $   3,602  $            264
  Disposal of Excess Property and Equipment       3,644               --       3,090               554
                                                 ------      -----------   ---------  ----------------
     Total                                       $7,068      $       442   $   6,692  $            818
                                                 ======      ===========   =========  ================

                                   BELK, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

(3) ACCOUNTING POLICIES

    The condensed financial statements included herein as of October 30, 1999 and for the three and nine months ended October 30, 1999 and October 31, 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-
Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 30, 1999. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

    Due to the seasonal nature of the retail industry, earnings for periods, which exclude the holiday season, are not necessarily indicative of the results that may be expected for the full fiscal year.

    Certain reclassifications have been made to the prior year's financial statements to conform to the classification used in the financial statements for the three and nine month periods ended October 30, 1999.

(4) EFFECT OF NEW ACCOUNTING STANDARDS AND STATEMENTS

    As of January 31, 1999, the Company has adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes standards for the costs of computer software developed or obtained for internal use. The Company currently anticipates that adoption of the standard will result in capitalization of approximately $2.2 million of fiscal year 2000 expenditures that historically would have been expensed. The Company has capitalized $1.9 million of costs for internal use software during the first nine months of fiscal year 2000.

(5) BORROWINGS

    The Company's accounts receivable securitization financing agreement expires on April 27, 2000 and, accordingly, the outstanding balance as of October 30, 1999 of $208,009 has been included in current liabilities. However, the agreement may be renewed by mutual consent of the parties and it is the Company's intent to renew the accounts receivable securitization agreement. The Company utilizes this facility as long-term financing.

    The Company utilizes interest rate swaps to manage the interest rate risk associated with its borrowings. As of October 30, 1999, the interest rate swap agreements had a net fair market value of approximately $6.1 million.

                                   BELK, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (dollars in thousands)

    On April 30, 1999, the Company sold certain leasehold improvements for $42 million and is leasing them back over the next nine years. The Company is required to repurchase the leasehold improvements at the end of the lease. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 98, "Accounting for Leases," and SFAS No. 66, "Accounting for Sales of Real Estate," the Company is accounting for the sale-leaseback as financing. The agreement contains restrictions consistent with those of existing loan agreements. Future minimum lease payments are as follows:

<CAPTIN>
         Fiscal Year
         -----------
         2000                                                $  1,592
         2001                                                   6,368
         2002                                                   6,368
         2003                                                   6,368
         2004                                                   6,368
         After 2004                                            26,928
                                                             --------
               Total                                           53,992
         Less imputed interest                                (13,390)
                                                             --------
         Present value of future minimum lease payments      $ 40,602
                                                             ========

(6) Comprehensive Income

    The following table sets forth the computation of comprehensive income. Other Comprehensive Income (Loss) is comprised of net unrealized losses on investments, net of income tax benefit of $356 and $784 for the nine months ended October 30, 1999 and October 31, 1998, respectively, and income tax expense of $14 and income tax benefit of $527 for the three months ended October 30, 1999 and October 31, 1998, respectively.



                                           Three Months Ended           Nine Months Ended
                                       --------------------------  --------------------------
                                       October 30,   October 31,   October 30,    October 31,
                                           1999          1998          1999           1998
                                       ------------  ------------  ------------   ------------
  Net Income                           $      4,095  $      5,258  $     24,579   $     20,073
  Other Comprehensive Income (Loss)              23          (824)         (581)        (1,227)
                                       ------------  ------------  ------------   ------------
        Total Comprehensive Income     $      4,118  $      4,434  $     23,998   $     18,846
                                       ============  ============  ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's statements of income.


                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     --------------------------    --------------------------
                                                     October 30,    October 31,    October 30,    October 31,
                                                         1999           1998           1999           1998
                                                     -----------    -----------    -----------    -----------
Revenues                                                   100.0%         100.0%         100.0%         100.0%
Cost of goods sold                                          70.2%          69.9%          68.7%          68.7%
Selling, general and administrative expenses                27.0%          26.7%          26.5%          26.9%
Restructuring charge                                         0.1%           0.0%           0.5%           0.0%
Income from operations                                       2.8%           3.4%           4.3%           4.4%
Interest expense, net                                        1.9%           1.8%           1.9%           1.9%
Net income                                                   0.8%           1.1%           1.7%           1.5%
Comparable stores revenues increase                          1.0%           0.3%           3.5%           1.6%

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998

    Revenues. The Company's revenues for the third quarter of fiscal year 2000 increased 2.3%, or $10.9 million, to $490.1 million from $479.2 million over the same period in fiscal year 1999. The increase was attributable to a 1.0% increase in revenue from comparable stores as well as an increase in selling square footage due to new stores and store expansions during the latter part of last year and the first nine months of the current fiscal year. Although revenues increased for the quarter, the amount of increase was adversely affected by Hurricane Floyd and the resulting floods.

    For the nine months ended October 30, 1999, the Company's revenues were $1,474.5 million, a 6.7% increase from $1,382.4 million for the same period of the prior fiscal year. The increase resulted primarily from a 3.5% increase in revenue from comparable stores, an increase in selling square footage and the inclusion of Belk-Simpson's first quarter revenues of $16.3 million in the consolidated operating results during the current fiscal year as a result of the Reorganization, which increased revenues for the nine months ended October 30, 1999 by 1.1%.

    Cost of goods sold. As a percentage of revenues, cost of goods sold increased to 70.2% for the three months ended October 30, 1999. This compares to 69.9% for the same period in fiscal year 1999. The increase is primarily due to increases in markdowns.

    Selling, general and administrative expenses. As a percentage of revenues, SG&A expenses increased to 27.0% for the three months ended October 30, 1999, from 26.7% for the same period in fiscal year 1999. The increase is attributable to $2.1 million of incremental costs incurred in excess of expense savings during the three months ended October 30, 1999 in connection with establishing the Company's four expanded regional divisions. These incremental costs consist primarily of one-time expenses for hiring and relocating employees partially offset by reductions in personnel costs due to improved operating efficiencies and higher late fee income and reduced bad debt losses on the Company's proprietary credit card receivables.

As a percentage of revenues, SG&A expenses decreased to 26.5% for the nine months ended October 30, 1999, from 26.9% for the same period in fiscal year 1999. The decrease is attributable to reductions in personnel costs due to improved operating efficiencies and higher late fee income and reduced bad debt losses on the Company's proprietary credit card receivables partially offset by $3.8 million of incremental costs incurred in excess of expense savings during the nine months ended October 30, 1999 in connection with establishing the Company's four expanded regional divisions. These incremental costs consist primarily of one-time expenses for hiring and relocating employees and converting the Company's systems to support the larger division size.

    Restructuring charge. During the nine months ended October 30, 1999, the Company recorded a $7.5 million charge in connection with the consolidation of its thirteen operating divisions into four expanded regional divisions. The charge consisted of $3.9 million of employee severance costs and $3.6 million related to the disposal of excess assets in the closing division offices.

    Income from operations. The Company's income from operations for the third quarter of fiscal year 2000 includes a $.4 million restructuring charge related to the consolidation of its operating divisions and $2.1 million of incremental selling, general and administrative expenses associated with establishing its four expanded regional divisions. Excluding the impact of these additional costs, income from operations for the third quarter of fiscal year 2000 decreased .2 million, or 1.4%, over the corresponding period in fiscal year 1999.

    The Company's income from operations for the nine months ended October 30, 1999 includes a $7.5 million restructuring charge related to the consolidation of its operating divisions and $3.8 million of incremental selling, general and administrative expenses associated with establishing its four expanded regional divisions. Excluding the impact of these additional costs, income from operations for the first nine months of fiscal year 2000 increased $14.9 million, or 25%, over the corresponding period in fiscal year 1999.

    Net income. Net income for the third quarter of fiscal year 2000 decreased by $1.2 million over the same period of last fiscal year. However, the third quarter of fiscal year 2000 includes a $.3 million restructuring charge, net of income taxes of $.2 million and $1.3 million of incremental selling, general and administrative expenses, net of income taxes of $.8 million associated with establishing the Company's four expanded regional divisions. Excluding these items, net income in the third quarter of fiscal year 2000 increased by $.4 million, or 7.8%, over the corresponding period in fiscal year 1999.

    Net income for the first nine months of fiscal year 2000 increased by $4.5 million over the same period of last fiscal year. However, the first nine months of fiscal year 2000 includes a $4.7 million restructuring charge, net of income taxes of $2.8 million and $2.4 million of incremental selling, general and administrative expenses, net of income taxes of $1.4 million associated with establishing the Company's four expanded regional divisions. The first nine months of fiscal year 1999 included a $1.0 million extraordinary charge, net of income taxes of $.7 million. Excluding these items, net income in the first nine months of fiscal year 2000 increased by $10.6 million, or 50%, over the corresponding period in fiscal year 1999.

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

    Expenditures for property and equipment were $76.4 million for the nine months ended October 30, 1999, compared to $95.4 million in the first nine months of last fiscal year. During the first nine months of fiscal year 2000, the Company relocated and expanded five stores in existing markets to new facilities in Clinton, North Carolina; Morganton, North Carolina; Mt. Pleasant, South Carolina; Paragould, Arkansas, and Greenville, Texas. Store expansions were completed in three locations: Bluefield, West Virginia; Jacksonville, Florida; and Kill Devil Hills, North Carolina. Minor renovations were completed in the Greer, South Carolina; Middlesboro, Kentucky; Somerset, Kentucky; and Beckley, West Virginia stores. The Company plans to complete renovations and/or expansions at 7 stores during the current fiscal year, which, when combined with other categories will result in fiscal year 2000 capital expenditures of approximately $100 million.

    On April 30, 1999, the Company sold certain leasehold improvements for $42 million and is leasing them back over the next nine years. The Company is required to repurchase the leasehold improvements at the end of the lease. In accordance with SFAS No. 98, "Accounting for Leases," and SFAS No. 66 "Accounting for Sales of Real Estate," the Company is accounting for the sale-leaseback as financing. The Company used the proceeds from the sale to reduce borrowings under its existing debt facilities.

    The Company's accounts receivable securitization financing agreement expires on April 27, 2000, and accordingly, the outstanding balance as of October 30, 1999 of $208.0 million has been included in current liabilities. However, the agreement may be renewed by mutual consent of the parties and it is the Company's intent to renew the facility and utilize it as long-term financing.

    Management of the Company believes that cash flows from operations and the Company's existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements.

BELK NATIONAL BANK

    During the first quarter of fiscal year 2000, the Company formed Belk National Bank ("BNB"), a wholly-owned subsidiary, in order to standardize the interest rate terms of Belk charge customer accounts across the thirteen states in which Belk operates and to set competitive interest rates comparable to other retailers. BNB began operations in May 1999.

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

        A Y2K executive steering committee was designated to oversee all aspects of the Company's progress towards Y2K compliancy. Under direction of the steering committee, the Company developed a Y2K compliance plan that focuses on 5 major areas as follows:

        1.   Information systems.
        2.   Imbedded chip devices.
        3.   Merchandise vendors.
        4.   Service providers.
        5.   User developed or installed software.

        The plan generally covers the following 6 phases:

        1. Inventory the Company's systems (including all equipment with imbedded chips), merchandise vendors, service providers, and user developed or installed software.
        2. Assess whether Y2K compliance issues exist for each system, device or provider identified.
        3.  Establish a timetable and detailed plans for obtaining compliance.
        4.  Repair and replace systems and/or devices requiring modification
        5.  Validate Y2K compliance through testing of modifications.
        6.  Develop contingency plans

        (*)Phases 1, 2, 3 and 6 above apply to merchandise vendors and service providers as well as to Company systems.

        The Company has completed testing of all key information technology ("IT") systems and has implemented "Clean Management" procedures to ensure that any new systems or modifications to current systems are tested before implementation to ensure compliance. The Company has also completed upgrading, replacing and testing all essential non-IT systems. These systems, such as PBX, security, and heating and air-conditioning systems, include imbedded chip processors that may be affected by the Y2K issue.

        The Company has surveyed its key merchandise vendors as to their Y2K readiness and obtained responses from all of them. Responses were scored and follow-up conference calls conducted for all vendors who obtained a low confidence score. Contingency Plans have been developed for low confidence merchandise vendors. In addition, all of the Company's key EDI trading partners have successfully passed a basic Y2K purchase order and invoice translator test.

        The Company has also surveyed all critical non-merchandise providers as to their Y2K readiness. These providers include energy and utility companies, real estate firms, advertising and sales promotion vendors, supply vendors, transportation and logistics companies, technology providers, credit services providers and others. The Company has received responses from over 99% of these providers. The responses were scored and follow-ups were conducted with those vendors who obtained a low confidence score. Contingency plans have been updated for those providers who remained at a low confidence rating or refused to respond.

        The Company has created Y2K contingency plans for all critical business processes. The plans address internal Y2K failures, as well as failures of key external business providers to support the merchandise and services needs of the Company. Plans have been tested and updated as necessary throughout 1999, as the Company monitors the Y2K readiness progress of key business partners.

        The total cost of the Y2K project is estimated to be $5.9 million and is being funded through operating cash flows. This cost primarily consists of internal labor costs to repair and test IT and non-IT systems. The Company is expensing all costs associated with the project as incurred. At October 30, 1999,

$5.8 million had been expensed. The Company has not experienced any significant delays in other IT projects due to the implementation of the Y2K plan as of October 30, 1999.

        Although the Company has substantially achieved full Y2K readiness, there is the potential for certain of the Company's systems to experience Y2K failures. This is due to the uncertainties inherent in the Y2K problem, including key business partner failures, failure to identify all systems affected, failure to successfully remediate all systems affected, and other similar uncertainties. A worst case scenario could include disruption in the Company's ability to advertise, purchase and sell merchandise, extend customer credit, compensate associates, keep accurate accounting records, and perform customer service. Should this occur, the Company's liquidity, future operating results and financial position may be materially impacted.

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

PART II - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

       3.1 Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, File No. 333- 42935).

       3.2 Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-4, File No. 333-42935).

       10.1 Receivables Purchase Agreement among Belk, Inc., as Seller, and Belk National Bank, as Purchaser, and The Belk Center, Inc., as Servicer dated as of May 3, 1999.

       10.2 Receivables Purchase Agreement among Belk, Inc., as Seller, and Belk Accounts Receivable LLC, as Purchaser, and The Belk Center, Inc., as Servicer dated as of May 3, 1999.

       10.3 Receivables Purchase Agreement among Belk National Bank, as Seller, and Belk Accounts Receivable LLC, as Purchaser, and Belk, Inc. and The Belk Center, Inc., as Servicer dated as of May 3, 1999.

       10.4 Guaranty and Security Agreement, dated as of May 3, 1999, between Belk Accounts Receivable LLC, as Guarantor, The Belk Center, Inc., as Servicer, Belk, Inc., as Debtor, NationsBank, N.A., as agent for Enterprise Funding Corporation, and the Bank Investors party to the Note Purchase Agreement.

       10.5 Note Purchase Agreement, dated as of May 3, 1999, by and among Belk, Inc., as Debtor, The Belk Center, Inc., as Servicer, Enterprise Funding Corporation, and NationsBank, N.A., as agent for Enterprise Funding Corporation and the Bank Investors and as a Bank Investor.

       27.1 Financial Data Schedules (for SEC use only)

(b)       Reports on Form 8-K

           None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BELK, INC.



Dated:  December 14, 1999          By: /s/ Ralph A. Pitts
                                      ------------------------------------------
                                       Ralph A. Pitts
                                       Executive Vice President, General Counsel
                                       and Corporate Secretary
                                       (Authorized Officer of the Registrant)

                                   By: /s/ Bill R. Walton
                                      ------------------------------------------
                                       Bill R. Walton
                                       Senior Vice President, Treasurer
                                       and Controller
                                       (Principal Accounting Officer)