Form 10-K405
period 2000-01-29
BELK INC
filed 2000-04-28
CIK 1051771

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JANUARY 29, 2000
                                               OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________TO ____________

                        COMMISSION FILE NUMBER 000-26207

                                   BELK, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                         56-2058574
            (State of incorporation)                     (IRS Employer Identification No.)

2801 WEST TYVOLA ROAD, CHARLOTTE, NORTH CAROLINA                     28217-4500
    (Address of Principal Executive Offices)                         (Zip Code)

              Registrant's telephone number, including area code:
                                 (704) 357-1000
        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    TITLE OF EACH CLASS                       NAME OF EXCHANGE ON WHICH REGISTERED
                    -------------------                       ------------------------------------
Class A Common Stock, $0.01 per share                                         None
Class B Common Stock, $0.01 per share                                         None

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of April 15, 2000 (based on the book value per share of Common Stock of the Registrant, as of January 29, 2000) was $299,304,444.60. 54,732,565 shares of common stock were outstanding as of April 15, 2000, comprised of 53,770,664 shares of the registrant's Class A Common Stock, par value $0.01, and 961,901 shares of the registrant's Class B Common Stock, par value $0.01.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000 are incorporated herein by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   BELK, INC.

                               TABLE OF CONTENTS

                             ITEM NO.                               PAGE NO.
                             --------                               --------
                                   PART I
1.    Business....................................................       2
2.    Properties..................................................       9
3.    Legal Proceedings...........................................      10
4.    Matters Submitted to a Vote of Security Holders.............      10

                                  PART II
5.    Market Information for Registrant's Common Equity and             11
      Related Stockholder Matters.................................
6.    Selected Financial Data.....................................      11
7.    Management's Discussion and Analysis of Financial Condition       12
      and Results of Operations...................................
7A.   Quantitative and Qualitative Disclosure about Market Risk...      17
8.    Financial Statements and Supplementary Data.................      18
9.    Changes in and Disagreements with Accountants on Accounting       37
      and Financial Disclosure....................................

                                  PART III
10.   Directors and Executive Officers of the Registrant..........      37
11.   Executive Compensation......................................      37
12.   Security Ownership of Certain Beneficial Owners and               37
      Management..................................................
13.   Certain Relationships and Related Transactions..............      37

                                  PART IV
14.   Exhibits, Financial Statements, Schedules and Reports on          37
      Form 8-K....................................................

              THIS INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS

     Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as "may", "will", "intend", "project", "expect", "anticipate", "believe", "estimate", "continue" or other similar words. Forward looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the internet, our ability to be competitive in the retail industry, anticipated benefits from the consolidation of our operating divisions, the expected benefit of our new systems and technology and the expected increase in our sales and revenues generated through our proprietary charge card program. We have also made statements in this document with respect to significant enhanced results that we continue to expect from the Reorganization (as defined herein). Such expected benefits include: long-term efficiencies, significant expense savings through reduced taxes, improved cash management and more cost-effective financing, a more intensified customer focus and a unified approach to marketing, merchandising and advertising. In expecting such results, we have made certain assumptions regarding our ability to consolidate functions and combine resources to realize efficiencies, the extent of overlap among each of the Belk stores and our ability to effectively manage the stores on a larger scale. These forward-looking statements are subject to certain risks and uncertainties which may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements.

     Risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements include, but are not limited to:

     - general economic and business conditions, both nationally and in our market areas;

     - levels of consumer debt and bankruptcies;

     - changes in interest rates;

     - changes in buying, charging and payment behavior among our customers;

     - the effects of weather conditions on seasonal sales in our market areas;

     - seasonal fluctuations in net income due to increased consumer spending during the holiday season, timing of new store openings, merchandise mix, the timing and level of markdowns and historically low first quarter results;

     - competition among department and specialty stores and other retailers, including luxury goods retailers, general merchandise stores, internet retailers, mail order retailers and off-price and discount stores;

     - the competitive pricing environment within the department and specialty store industries;

     - our ability to compete on merchandise mix, quality, style, service, convenience and credit availability;

     - the effectiveness of our advertising, marketing and promotional campaigns;

     - our ability to determine and implement appropriate merchandising strategies, merchandise flow and inventory turnover levels;

     - our realization of planned synergies and cost savings through our reorganization and division consolidation;

     - the effectiveness of our e-commerce strategies;

     - our ability to contain costs;

     - our ability to accomplish our logistics and distribution strategies;

     - changes in our business strategy or development plans;

     - our ability to hire and retain key personnel;

     - changes in laws and regulations, including changes in accounting standards, tax statutes or regulations, environmental and land use regulations, and uncertainties of litigation; and

     - our ability to obtain capital to fund any growth or expansion plans.

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Belk, Inc., together with its subsidiaries (collectively, the "Company" or "Belk"), is the largest privately-owned department store business in the United States, with total revenues of approximately $2.14 billion for the fiscal year ended January 29, 2000. The Company and its predecessors have been successfully operating department stores since 1888 by providing superior service and merchandise that meets customers' needs for fashion, value and quality.

     The Company operates 206 retail department stores in 13 states in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with a dominant merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, restaurants, optical centers and other amenities.

     Although the Company operates 48 Belk stores that exceed 100,000 square feet in size, most Belk stores range in size from 50,000 to 80,000 square feet. Most of the Belk stores are anchor tenants in major regional malls and shopping centers, primarily in medium and smaller markets. In addition to department stores, the Company operates two stores that sell limited selections of cosmetics, hosiery and accessories for women under the "Belk Express" store name. The Belk stores occupy in the aggregate approximately 16.369 million square feet of space.

     Management of the Belk stores is organized into four regional operating divisions, with each unit headed by a division chairman and a division president. Each division supervises a number of stores and maintains an administrative office in the markets served by the division. Division offices provide overall management and support for the Belk stores in their regions. Belk Stores Services, Inc., a subsidiary of Belk, Inc., and its subsidiary Belk Administration Company (collectively "BSS") coordinate the operations of Belk stores on a company-wide basis by providing services to the Belk division offices and stores, such as merchandising, marketing, advertising and sales promotion, information systems, human resources, public relations, accounting, real estate and store planning, credit, legal, tax, distribution and purchasing. The Company has recently established a separate division, headed by a division president, to develop and manage its e-commerce initiatives.

     The Company was incorporated in Delaware in 1997. The Company's principal executive offices are located at 2801 West Tyvola Road, Charlotte, North Carolina 28217-4500, and its telephone number is (704) 357-1000.

THE REORGANIZATION

     In fiscal year 2000, Belk continued to realize the benefits of the merger and reorganization of the former 112 Belk corporations into Belk, Inc., which became effective on May 2, 1998 (the "Reorganization"). In addition, as of June 6, 1999, the Company consolidated its 13 operating divisions into four expanded regional divisions headquartered in Charlotte and Raleigh, North Carolina, Greenville, South Carolina and Jacksonville, Florida. The Reorganization and division consolidation have created a more streamlined legal and operational structure, and the Company expects to continue to realize significant expense savings through more efficient operation and management as well as through reduced taxes, improved cash management and more cost-effective financing.

BUSINESS STRATEGY

     Belk's mission is to be the dominant department store in its markets by selling merchandise to customers that meets their needs for fashion, selection, value, quality and service. To achieve this mission, Belk's business strategy includes six key elements: (i) a target customer focus; (ii) focused merchandise assortments; (iii) compelling sales promotions; (iv) distinctive customer service; (v) a winning store and market strategy; and (vi) a "clicks and mortar" e-commerce strategy which supports and enhances the Company's department store business and provides an additional distribution channel for certain categories of merchandise.

     Target Customer Focus. Belk's target customer is a 35-to-54-year-old female who has a job and is career oriented; who has a family income of $35,000 to $75,000 per year; who buys for herself and her family; and who is style conscious and seeks updated fashions and quality basic merchandise. The Company plans to maintain its target customer focus by conducting ongoing research to determine target customer needs, such as annual customer satisfaction surveys and customer focus group studies. Belk believes that its commitment to meeting the target customer's needs will produce profitable sales increases in women's apparel, accessories and shoe categories and in other key merchandise areas, including juniors apparel, accessories and shoes; men's and children's apparel, accessories and shoes; cosmetics; home furnishings and household merchandise; and gifts.

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

     Focused Merchandise Assortments. The Company has positioned itself through its target customer focus to take advantage of significant sales growth opportunities in its women's apparel (including special sizes), accessories and shoe businesses. The Company has launched merchandise initiatives focused on providing its target customer with in-depth assortments of updated, branded fashions for career, casual and social occasions.

     Compelling Sales Promotions. Belk's sales promotion strategy focuses on promoting merchandise which the target customer desires, offering her more compelling sale discounts, and providing adequate inventory to support all sales promotion events.

     Distinctive Customer Service. The Company's customer research has determined that Belk generally differentiates itself from competitors because of the high level of service its stores provide. Belk intends to continue its tradition of employing sales associates who are knowledgeable about the merchandise they sell, approach customers promptly, help when needed and provide quick checkout.

     Winning Store and Market Strategy. The Company has an explicit company-wide store and market strategy focused on maximizing return on investment and improving its competitive position. The approach to investing in new markets and expanding existing facilities includes a disciplined real estate evaluation process using a balanced scorecard, rigorous financial measures, and investment guidelines.

     "Clicks and Mortar" E-Commerce Strategy. During fiscal year 2001, the Company intends to implement an e-commerce strategy designed to utilize the Internet to increase sales in its stores, to enhance the level of service and information available to its customers and to provide customers the opportunity to purchase items via the Internet to meet specific merchandise needs.

     The Company also seeks to improve profitability through developing and implementing initiatives designed to improve productivity and efficiency throughout the organization. Such initiatives include continued development of a "floor-ready" merchandise program that speeds delivery of merchandise to the sales floor and the use of computer-based training programs. The Company is also exploring the feasibility of business-to-business Internet applications to improve and expedite various business processes.

GROWTH STRATEGY

     The Company intends to selectively open new stores in new and existing markets in order to increase sales, market share and customer loyalty. As the consolidation of the department store industry continues, the Company will also seek out and consider store acquisitions that offer opportunities and growth into contiguous markets. The Company has invested approximately $416 million over the past five years in building new stores and expanding and renovating existing stores.

     Management of the Company believes that there are significant opportunities for growth in existing Belk markets where the Belk name and reputation are well known. Although the Company will take advantage of opportunities to expand into large markets, the Company will focus its expansion in medium-sized markets with store units in the 50,000 to 80,000 square-foot size range.

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

     In fiscal year 2000, the Company opened five new stores that have a combined size of approximately 245,000 square feet of space, and expanded five existing stores with a total combined new space of approximately 195,000 square feet. In fiscal year 2001, Belk plans to open eight new stores that will have a combined space of approximately 555,000 square feet, as well as major expansions of five existing stores with a total combined new space of approximately 113,000 square feet.

     New stores and major expansions opened in fiscal year 2000 include:

NEW STORES                                                                       NEW OR EXISTING
LOCATION                                 SIZE (IN SQ. FT.)    DATE OF OPENING        MARKET
--------                                 -----------------   -----------------   ---------------
Clinton, N.C., Sampson Crossing........       48,497         March 17, 1999      Existing
Morganton, N.C., Fiddler's Run.........       49,473         March 17, 1999      Existing
Mt. Pleasant, S.C., Mount Pleasant
  Towne Centre.........................       61,317         April 21, 1999      Existing
Paragould, Ark.........................       33,579         October 13, 1999    Existing
Greenville, Texas, Crossroads Mall.....       52,775         October 20, 1999    Existing

EXPANSIONS
                                       SIZE (IN SQ. FT.) OF                       NEW OR EXISTING
LOCATION                                 EXPANSION SPACE       DATE OF OPENING        MARKET
--------                               --------------------   -----------------   ---------------
Bluefield, W. Va., Mercer Mall.......         37,000          August 4, 1999      Existing
Jacksonville, Fla., Regency Square...         64,836          August 25, 1999     Existing
Kill Devil Hills, N.C., Dare
  Center.............................         12,151          October 27, 1999    Existing
Charlottesville, Va., Fashion
  Square.............................         60,007          October 20, 1999    Existing
Southern Pines, N.C., Pinecrest
  Plaza..............................         22,204          November 17, 1999   Existing

     New stores and major store expansions scheduled for completion in fiscal year 2001 include:

NEW STORES
                                                                                 NEW OR EXISTING
LOCATION                                 SIZE (IN SQ. FT.)    DATE OF OPENING        MARKET
--------                                 -----------------   -----------------   ---------------
Snellville, Ga., Snellville Pavilion...        58,364        March 15, 2000      New
Charleston, S.C., Citadel Mall.........       179,940        March 22, 2000      Existing
Fayetteville, Ga., Fayette Pavilion....        65,927        April 12, 2000      Existing
Camden, S.C., Springdale Plaza.........        52,289        May 3, 2000         Existing
Spring Hill, Fla., Coastal Way.........        57,927        August 9, 2000      New
Wilkesboro, N.C. ......................        50,245        October 11, 2000    Existing
Lady Lake, Fla., La Plaza Grande --
  The Villages.........................        40,810        November 1, 2000    New
Deland, Fla., West Volusia Regional....        48,319        November 15, 2000   New

EXPANSIONS
                                       SIZE (IN SQ. FT.) OF                       NEW OR EXISTING
LOCATION                                 EXPANSION SPACE       DATE OF OPENING        MARKET
--------                               --------------------   -----------------   ---------------
Hilton Head, S.C., The Mall at
  Shelter Cove.......................         30,752          April 14, 2000         Existing
Boone, N.C., Boone Mall..............         12,049          June 7, 2000           Existing
Aiken, S.C., Aiken Mall..............         10,540          August 23, 2000        Existing
Anderson, S.C., Anderson Mall........         53,790          October 11, 2000       Existing
Statesboro, Ga., Statesboro Mall.....          6,125          November 15, 2000      Existing

MERCHANDISING

     Belk stores feature quality name brand and private label merchandise in moderate to better price ranges, providing fashion, selection and value to customers. The merchandise mix is targeted to middle and upper-income customers shopping for their families and homes, and includes a wide selection of fashion apparel, accessories and shoes for men, women and children, as well as cosmetics, home furnishings, housewares, gift and guild, jewelry, candy and other types of department store merchandise.

     The Company's merchandise initiatives are focused on meeting the needs of its target customer and boosting profitable sales in women's apparel, accessories and shoes. The goal is to position Belk stores as the leaders in their markets in providing updated career and casual fashion assortments with greater depth of style, selection and value. The Company's strategic merchandise initiatives produced substantial sales increases in women's apparel during fiscal year 2000 and have begun to improve results throughout other areas of the business. Double-digit sales increases were achieved in several women's apparel areas, including better career and casual wear, petite sportswear and large size sportswear.

     Belk stores offer complete assortments of the most desirable national brands. Most Belk stores are the leading sellers in their markets of such top "mega-brands" as Liz Claiborne, Lauren by Ralph Lauren, Tommy Hilfiger, Estee Lauder, Clinique, Lancome, Nine West, Fossil, Polo Ralph Lauren, Calvin Klein, Bali, Vanity Fair and others. The Company has enjoyed excellent long-time relationships with many top apparel and cosmetics suppliers and is often the exclusive distributor of apparel, accessories and cosmetic lines in its markets. This enhances the Belk stores' image as a fashion leader and enables Belk stores to offer customers exclusive and original styles that are not generally available in other stores in their markets.

     Belk stores also offer a number of exclusive private label brands that provide customers with merchandise that is comparable in quality and style with national brands at substantial savings. Belk private label brands, which include Kim Rogers, Madison Studio, J. Khaki, Meeting Street and Home Accents, provide outstanding value for customers and differentiate Belk from its competitors.

     The Company intends to keep fresh seasonal inventory in stock at stores throughout the year and to maintain inventory levels that provide optimum in-stock positions. Belk stores place special emphasis on maintaining high levels of inventory of advertised and basic items to ensure that consumers may buy the merchandise they want.

MARKETING

     The Company's primary marketing strategy emphasizes direct communications with customers through personal contact and the use of multi-faceted advertising, marketing and sales promotion programs. This strategy encompasses extensive mass media print and broadcast advertising, direct mailings to charge customers, comprehensive store visual merchandising and signing, in-store special events (e.g., trunk shows, celebrity and designer appearances) and magazine and billboard advertising. The Company also maintains a web site at www.Belk.com that provides the latest information about the Company and its merchandise offerings and sales promotions and permits access to the Company's bridal registry. The site received millions of hits during the past year from individuals throughout Belk's market area and beyond.

     Major sales promotions and sales events are planned and implemented in Belk stores throughout the year. The Company regularly produces advertising circulars that are distributed to millions of customers via newspaper inserts or direct mailings, and suppliers fund the cost of many of these mailings in part or in whole. The Company intends to use creative advertising that effectively communicates the Company's merchandise offerings, fashion image and reputation for superior service to store customers in a variety of media.

     Belk intends to employ its strategic marketing initiatives and strategies in order to develop and enhance the equity of the Belk brand, strengthen its relationship with and become the desired destination for the target customer, and create and strengthen "one-to-one" relationships with customers.

     Belk Customer Database Marketing Program. Belk's "one-to-one" relationship marketing program allows the Company to communicate and advertise more effectively with customers based on their particular merchandise needs and shopping preferences. A computerized customer database provides information on the purchasing behavior and shopping patterns of Belk charge customers as well as those who shop with Visa and MasterCard. This enables the Company to customize its advertising and sales promotions to attract target customers. Moreover, the program has substantially reduced the costs and improved the effectiveness of the Company's direct mail advertising. The Company also intends to integrate its customer relationship management efforts with its e-commerce initiatives described below.

     The Company will carefully monitor marketing and sales promotion efforts and media mix to ensure that customers are being reached effectively and efficiently and that stores generate the maximum return possible on their advertising expenditures.

E-COMMERCE

     Belk is moving quickly to take advantage of the opportunities that the Internet is creating for customers, employees, vendors and suppliers. The Company has established an e-commerce division, headed by a president, to develop and implement an overall electronic business plan. The plan will focus on specific Internet, Extranet and Intranet strategies that will streamline business processes, improve communications, and enable the Company to expand its merchandise offerings and service to customers, both within and outside of its current market areas.

     The Company plans to aggressively pursue business-to-consumer and business-to-business opportunities that will enhance its competitive position, improve customer service and generate the greatest return on investment. The e-commerce strategies will focus on integrating the Internet into the Company's existing bricks and mortar business and establishing it as an additional electronic channel for serving customers and meeting their shopping needs. The e-commerce strategies also aim to generate new customers and increase the amount that current customers are spending with Belk.

     During fiscal year 2001, the Company intends to redesign its web site and commence on-line selling of merchandise. The Company will utilize a solutions based approach to its on-line merchandise offerings that will allow customers to select merchandise that meets their specific fashion and lifestyle needs. The Company's approach will also emphasize dynamic marketing, personalized assortments and targeted selling.

BELK PROPRIETARY CHARGE PROGRAMS

     The Company offers its customers the convenience of paying for their purchases on credit using a variety of proprietary charge payment programs. These programs include:

     - 30-day revolving account;

     - interest-free 30-60-90 day account;

     - interest-free Table Top plan (for china, crystal, silver and other gift purchases); and

     - interest-free Fine Jewelry plan.

     The Company intends to promote use of the Belk charge cards by existing Belk charge customers, as well as to increase the number of new Belk cardholders, through targeted marketing campaigns and active solicitation efforts within Belk stores. The "BelkSelects" affinity program for top Belk charge customers is designed to attract profitable new customers, increase sales from existing customers and increase the active Belk credit card account base. The program offers a number of special benefits and services, such as free deluxe gift wrapping and free basic alterations, to charge customers who have made Belk charge purchases totaling $800 or more in the past 12 months.

     The Company's charge cards are issued through Belk National Bank, a subsidiary of the Company located in Lawrenceville, Georgia, which began operations on May 3, 1999. Belk National Bank has enabled the Company to standardize the interest rate terms of Belk charge customer accounts across the 13 states in which Belk operates and competitively set interest rates and fees comparable to other key retailers.

BUYING

     The Company's highly qualified and experienced buyers and merchants carefully monitor the merchandise mix of the Belk stores to maximize sales and profitability. The planning process involves a continuous review of merchandise needs by department and demand center, as well as on an individual store basis. Historically, Belk stores have remained in touch with local customers and markets by using a decentralized buying process. In order to achieve a more efficient buying process, however, the Company evolved to a buying process conducted by regional division offices. Buyers in the regional division offices work together with corporate buyers at BSS and local store personnel to ensure that each Belk store receives merchandise assortments that meet the needs of local customers.

     As part of its target customer strategy, the Company is continuing to implement changes in its merchandising processes to strengthen and streamline its buying and assortment planning to ensure the effective execution of the Company's strategic merchandising initiatives. A new team buying process and a new assortment planning process are being implemented in which buying teams comprised of BSS and division merchants will provide overall planning and direction for each of the Company's key merchandise areas.

SYSTEMS AND TECHNOLOGY

     Belk continued to make significant investments in technology and information systems in order to drive sales growth, improve operating efficiency and support its overall business strategy. A total of approximately $42 million was invested in information technology during fiscal year 2000.

     The Company has placed a priority on the development and implementation of computerized systems to support its merchandising, sales floor, inventory and logistics initiatives. These systems enable Belk management to quickly identify sales trends, order, track and distribute merchandise, manage markdowns and monitor merchandise mix and inventory levels. Examples of new or enhanced systems that were in development or implementation phases in fiscal year 2000 include:

          - Price Look-up -- permits associates to look up permanent prices at the point of sale and enables the implementation of "floor ready" initiatives;

          - Auto Replenishment -- improves inventory turns by automatically alerting suppliers when merchandise inventories need to be replenished;

          - Inventory Scanning -- enables associates to take stock counts electronically to update unit and financial information;

          - Floor Ready Systems -- new system enhancements to support the Company's "floor-ready" initiatives will improve cycle time and in-stock position, allow for faster merchandise replenishment and enable the Company to manage the supply chain more effectively and move the latest fashions and styles onto the sales floor as quickly as possible;

          - Gift Card -- the Company's new Gift Card, scheduled to be introduced to Belk customers in the second quarter of fiscal year 2001, will replace existing paper gift checks with an electronic stored value card, which will improve efficiency and permit the issuance of electronic credits in lieu of cash refunds on returns without sales receipts;

          - Financial System -- includes new general ledger, expense payables and budgeting systems, which will improve the efficiency of the accounting and budgeting processes and provide management with more timely and useful financial reporting and analysis; and

          - Computer-Based Training (CBT) -- computer-based training in all stores, which provides basic orientation and point-of-sale register training for all newly hired associates in all Belk stores.

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

INDUSTRY AND COMPETITION

     The Company operates retail department stores in the highly competitive and dynamic retail apparel industry. Management of the Company believes that the principal competitive factors for retail department store operations include merchandise selection, quality, value, customer service and convenience. The

Company believes its stores are strong competitors in all of these areas. The Company's primary competitors are traditional department stores, mass merchandisers, national apparel chains, designer boutiques, individual specialty apparel stores and direct marketing firms, including Federated Department Stores, Inc., Wal-Mart Stores, Inc., The May Department Stores Company, Dillard's, Inc., Sak's, Inc., Sears Roebuck & Co. and J.C. Penney Company, Inc.

TRADEMARKS AND SERVICE MARKS

     BSS owns all of the principal trademarks and service marks now used by the Company, including "Belk" and "All for You". These marks are registered with the United States Patent and Trademark Office. The term of each of these registrations is generally ten years, and they are generally renewable indefinitely for additional ten-year periods, so long as they are in use at the time of renewal. Most of the trademarks, trade names and service marks employed by the Company are used in the Company's private label program. The Company intends to vigorously protect its trademarks and service marks and initiate appropriate legal action whenever necessary.

ASSOCIATES

     As of January 29, 2000, the Company had approximately 21,000 full-time and part-time associates. Because of the seasonal nature of the retail business, the number of associates is highest during the holiday shopping period in November and December. The Company as a whole considers its relations with associates to be good. None of the associates of the Company is represented by unions or subject to collective bargaining agreements.

ITEM 2.  PROPERTIES

STORE LOCATIONS

     As of January 29, 2000, the Company operated a total of 206 retail stores in the following states:

Alabama -- 3        Maryland -- 2              Tennessee -- 3
Arkansas -- 2       Mississippi -- 1           Texas -- 2
Florida -- 17       North Carolina -- 75       Virginia -- 19
Georgia -- 38       South Carolina -- 38       West Virginia -- 2
Kentucky -- 4

     Belk stores are located in regional malls (118), strip shopping centers
(85) and as freestanding units (3). Approximately 89% of the gross square feet of the typical Belk store is devoted to selling space to ensure maximum operating efficiencies. A majority of the stores are either new or have undergone renovations within the past ten years. The new and renovated stores feature the latest in retail design, including attractive exteriors and interiors. The interiors are designed to create an exciting, comfortable and convenient shopping environment for customers. They include the latest lighting and merchandise fixturing, as well as quality decorative floor and wall coverings and other special decor. The store layout is designed for ease of shopping and store signing is used to help customers identify and locate merchandise.

     As of January 29, 2000, the Company owned 61 store buildings, leased 139 store buildings under operating leases, and owned 10 store buildings under ground leases. The typical operating lease has an initial term of between 15 and 20 years, with four renewal periods of five years each, exercisable at the Company's option.

     The typical ground lease has an initial term of 20 years, with a minimum of four renewal periods of five years each, exercisable at the Company's option.

NON-STORE FACILITIES

     The Company also owns or leases the following distribution centers, division offices and headquarters facilities:

BELK PROPERTY                                             LOCATION          OWN/LEASE
-------------                                       ---------------------   ---------
Belk, Inc. Jacksonville, Fla. Division Office.....  Jacksonville, FL        Lease
Belk, Inc. Raleigh, N.C. Division Office..........  Raleigh, NC             Lease
Belk, Inc. Greenville, S.C. Division Office.......  Greenville, SC          Own
BSS/BAC Offices -- LakePointe.....................  Charlotte, NC           Own
Belk Distribution Center..........................  Fayetteville, NC        Lease
Belk Distribution Center..........................  Morrisville, NC         Own
Belk Distribution Center..........................  Greensboro, NC          Lease
Belk Distribution Center..........................  Mauldin, SC             Lease
Belk Distribution Center..........................  Summerville, SC         Lease
Belk Distribution Center..........................  Charlotte, NC           Lease

OTHER

     The Company owns various other real property, including primarily former store locations and division offices. Such property is not material, either individually or in the aggregate, to the Company's results of operations or financial condition.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is engaged in various legal actions that are incidental to its business. Management of the Company believes that none of the various actions and proceedings involving the Company will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ending January 29, 2000.

                                    PART II

ITEM 5. MARKET INFORMATION FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Neither the Class A Common Stock, par value $.01 per share (the "Class A Common Stock") nor the Class B Common Stock, par value $.01 per share (the "Class B Common Stock") was listed or traded on a public market during any part of fiscal year 2000. There is no established public trading market for either class of the Registrant's common stock. As of April 15, 2000, there were approximately 564 holders of record of the Class A Common Stock and 108 holders of record of Class B Common Stock. On March 29, 2000, the Company declared a dividend of $.25 on each share of the Class A and Class B Common Stock outstanding on that date. The amount of dividends paid out with respect to fiscal year 2001 and each subsequent year will be determined at the sole discretion of the Board of Directors based upon the Company's results of operation, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                FISCAL YEAR ENDED
                                       -------------------------------------------------------------------
                                       JANUARY 29,   JANUARY 30,   JANUARY 31,   FEBRUARY 1,   FEBRUARY 3,
                                          2000          1999          1998          1997          1996
                                       -----------   -----------   -----------   -----------   -----------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED STATEMENT OF INCOME DATA:
Revenues.............................  $2,144,674    $2,056,173    $1,945,067    $1,747,316    $1,662,878
Cost of goods sold...................   1,449,077     1,398,446     1,325,118     1,194,936     1,141,070
Depreciation and amortization........      65,117        57,141        54,081        51,021        50,832
Income from operations...............     141,579       127,189       107,319        96,908        70,825
Income from continuing operations....      72,706        57,974        59,672        64,497        42,518
Income (loss) from discontinued
  operations*........................      (1,543)           --        (5,272)       36,873         1,298
Net income...........................      71,163        56,970        54,400       101,370        43,816
Basic income per share:
From continuing operations...........        1.31          1.02           N/A           N/A           N/A
Net income...........................        1.28          1.01           N/A           N/A           N/A
Cash dividends per share.............       0.235           N/A           N/A           N/A           N/A
SELECTED BALANCE SHEET DATA:
Accounts receivable, net.............     340,061       351,143       353,509       335,914       263,161
Merchandise inventory................     499,285       482,247       431,169       425,415       365,902
Working capital......................     591,729       627,628       497,146       442,753       423,543
Total assets.........................   1,629,501     1,593,918     1,348,502     1,358,900     1,260,979
Short-term debt......................       7,854         4,264        59,323       187,272       116,327
Long-term debt and capitalized lease
  obligations........................     405,357       403,713       299,582       216,010       178,441
Stockholders' equity.................     822,768       787,935       703,785       672,016       748,706
SELECTED OPERATING DATA:
Number of stores at end of period....         206           212           218           250           216
Comparable store net revenue
  increases (decreases)..............         2.4%          2.8%          1.2%          2.3%         (2.3)%

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In April 1998, the shareholders of the 112 companies previously comprising the Belk Companies (the "Predecessor Companies") approved the Reorganization of the Predecessor Companies into the Company effective on May 2, 1998. The following is a discussion of the historical consolidated or combined financial condition and results of operations of the Company and the Predecessor Companies, for each of the fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998, which should be read in conjunction with the financial statements, including the notes thereto, included elsewhere in this Form 10-K. The results of operations for the fiscal year ended January 30, 1999 include three months of pre-Reorganization historical combined results of the Predecessor Companies and nine months of post-Reorganization consolidated results of the Company. Prior to the Reorganization, the Belk-Simpson Company, Greenville, South Carolina ("Belk-Simpson") was included in the combined financial statements as a 37% equity investment. Subsequent to the Reorganization, Belk-Simpson is included in the consolidated financial statements as a wholly-owned subsidiary. References herein to the "Company" include the Belk Companies as predecessors to the Company and references herein to consolidated financial statements include combined financial statements of the Predecessor Companies for periods prior to the Reorganization.

GENERAL

     Discontinued Operations. In October 1997, the Company announced the closing of the TAGS outlet stores (the "TAGS Stores"), that were operated by TAGS Stores, LLC ("TAGS"). The operating results of these entities are presented as discontinued operations.

     Certain Components of Net Income. Revenues include sales from retail operations and net revenues from leased departments. Cost of goods sold include cost of merchandise, buying, and occupancy expense. Selling, general and administrative expense ("SG&A") includes payroll, advertising, credit and depreciation expense.

THE REORGANIZATION

     In fiscal year 2000, Belk continued to realize the benefits of the merger and reorganization of the former 112 Belk corporations into Belk, Inc., which became effective on May 2, 1998 (the "Reorganization"). In addition, as of June 6, 1999 the Company consolidated its thirteen operating divisions into four expanded regional divisions headquartered in Charlotte and Raleigh, North Carolina, Greenville, South Carolina and Jacksonville, Florida. The Reorganization and division consolidation have created a more streamlined legal and operational structure, and the Company expects to continue to realize significant expense savings through more efficient operation and management as well as through reduced taxes, improved cash management and more cost-effective financing.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's statements of income and other pertinent financial and operating data.

                                                                   FISCAL YEAR ENDED
                                                        ---------------------------------------
                                                        JANUARY 29,   JANUARY 30,   JANUARY 31,
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
SELECTED FINANCIAL DATA
Revenues..............................................      100.0%        100.0%        100.0%
Cost of goods sold....................................       67.6          68.0          68.1
Selling, general and administrative expenses..........       25.5          25.8          26.0
Income from operations................................        6.6           6.2           5.5
Interest expense, net.................................        1.7           1.8           1.8
Income taxes..........................................        1.8           1.7           1.5
Income from continuing operations.....................        3.4           2.8           3.1
Discontinued operations...............................       (0.1)          0.0          (0.3)
Net income............................................        3.3           2.8           2.8
SELECTED OPERATING DATA:
Gross square footage (in thousands)...................     16,369        16,225        16,217
Store revenues per gross sq. ft.......................       $131          $127          $120
Comparable store net revenue increases................        2.4%          2.8%          1.2%
Number of stores
  Opened..............................................          5             8             5
  Acquired............................................          0             7             0
  Closed..............................................        (11)          (21)          (37)
          Total -- end of period......................        206           212           218

COMPARISON OF FISCAL YEARS ENDED JANUARY 29, 2000 AND JANUARY 30, 1999

     Revenues. The Company's revenues in fiscal year 2000 increased 4.3%, or $88.5 million, to $2.14 billion from $2.06 billion in fiscal year 1999. The increase resulted primarily from a 2.4% increase in revenue from comparable stores and $25.9 million of additional revenues from new, expanded and remodeled stores over the prior year revenues for those locations.

     Cost of Goods Sold. As a percentage of revenues, cost of goods sold decreased to 67.6% in fiscal year 2000 as compared to 68.0% in fiscal year 1999. The reduction resulted from decreases in buying costs due to a more efficient purchasing structure.

     Selling, General and Administrative Expenses. SG&A expenses were $546.4 million in fiscal year 2000, compared to $530.5 million in fiscal year 1999, an increase of 3.0%. As a percentage of revenues, SG&A decreased to 25.5% in fiscal year 2000 from 25.8% in fiscal year 1999. The decrease is attributable to reductions in personnel costs due to improved operating efficiencies and increases in finance charge income and reduced bad debt losses on the Company's proprietary credit card receivables partially offset by $6.4 million of incremental costs incurred during fiscal year 2000 in connection with establishing the Company's four expanded regional divisions. These incremental costs consist primarily of one-time expenses for hiring and relocating employees and converting the Company's systems to support the expanded regional divisions.

     During fiscal years 2000 and 1999 the Company's bad debt expense, net of recovery associated with the issuance of credit on the Belk proprietary credit cards, was $10.1 million and $12.2 million, respectively. During fiscal years 2000 and 1999, finance charge income on the outstanding Belk proprietary credit card receivables was $50.4 million and $41.9 million, respectively. Accounts receivable management and collection services expenses for fiscal years 2000 and 1999 were $21.6 million and $21.5 million, respectively.

     Restructuring Charge. For fiscal year 2000, the Company recorded a $7.6 million charge in connection with the consolidation of its thirteen operating divisions into four expanded regional divisions. The charge consisted of $3.9 million of employee severance costs and $3.7 million related to the disposal of excess assets in the closing divisions.

     Income From Operations. The Company's income from operations for fiscal year 2000 includes a $7.6 million restructuring charge related to the consolidation of its operating divisions and $6.4 million of incremental SG&A expenses associated with establishing its four expanded regional divisions. Excluding the impact of these additional costs, income from operations for fiscal year 2000 increased $28.4 million, or 22.3% over fiscal year 1999.

     Discontinued Operations. During fiscal year 2000, the Company recognized an after-tax loss on disposal of discontinued operations of $1.5 million as a result of increases in the estimated costs associated with the disposal of the TAGS leased property.

     Net Income. Net income increased by $14.2 million in fiscal year 2000 compared to fiscal year 1999. However, fiscal year 2000 net income includes a $4.8 million restructuring charge, net of income taxes of $2.8 million, $4.0 million of incremental SG&A expenses, net of income taxes of $2.4 million associated with establishing the Company's four expanded regional divisions and a $1.5 million loss on disposal of discontinued operations, net of income taxes of $.9 million. Fiscal year 1999 included a $1.0 million extraordinary charge, net of income taxes of $.7 million. Excluding these items, net income for fiscal year 2000 increased $23.5 million, or 40.5% over fiscal year 1999.

COMPARISON OF FISCAL YEARS ENDED JANUARY 30, 1999 AND JANUARY 31, 1998

     Revenues. The Company's revenues in fiscal year 1999 increased 5.7%, or $111.1 million, to $2.06 billion from $1.95 billion in fiscal year 1998. The increase was partially due to including the Belk-Simpson revenues in the consolidated operating results subsequent to the Reorganization, which contributed $55 million, or 2.7%, in revenues for fiscal year 1999. Excluding the impact of the Reorganization, revenues for the fiscal year 1999 increased 2.9%, or $56 million, over fiscal year 1998. On a comparable store basis, revenues increased 2.8% for the year.

     Cost of Goods Sold. As a percentage of revenues, cost of goods sold for fiscal year 1999 was 68.0% compared to 68.1% for fiscal year 1998. Fiscal year 1999 cost of goods sold was negatively impacted by higher levels of markdowns compared to the markdowns during fiscal year 1998, due to additional markdowns associated with the stores obtained from Dillard's, Inc. and higher markdowns in existing stores designed to promote sales in response to a weak retail environment and unseasonably warm weather during the fall of 1998. The higher markdown levels were offset by decreases in buying costs due to a more efficient purchasing structure.

     Selling, General and Administrative Expenses. SG&A expenses were $530.5 million in fiscal year 1999, compared to $506.4 million in fiscal year 1998, an increase of 4.8%. As a percentage of revenues, SG&A decreased to 25.8% in fiscal year 1999 from 26.0% in fiscal year 1998. The decrease is attributable to reductions in personnel costs due to improved operating efficiencies, partially offset by decreases in finance charge income on the Company's proprietary credit card receivables.

     During fiscal years 1999 and 1998 the Company's bad debt expense, net of recovery associated with the issuance of credit on the Belk proprietary credit cards, was $12.2 million and $13.2 million, respectively. During fiscal years 1999 and 1998, finance charge income on the outstanding Belk proprietary credit card receivables was $41.9 million and $44.3 million, respectively. Accounts receivable management and collection services expenses for fiscal years 1999 and 1998 were $21.5 million and $20.5 million, respectively.

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

     The following table illustrates the seasonality of revenues by quarter as a percentage of the full year for the fiscal years indicated.

                                                              2000   1999   1998
                                                              ----   ----   ----
First quarter...............................................  23.1%  21.5%  22.8%
Second quarter..............................................  22.0   21.7   21.9
Third quarter...............................................  22.5   22.9   23.4
Fourth quarter..............................................  32.4   33.9   31.9

     The Company's quarterly results of operations could also fluctuate significantly as a result of a variety of factors, including the timing of new store openings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash on hand, cash flow from operations and borrowings under debt facilities. The Company's primary debt facilities consist of a $300 million variable rate note, a $125 million ten-year variable rate bond facility and a $150 million seasonal line of credit agreement. The debt facilities place certain restrictions on mergers, consolidations and the sale of the Company's assets and require maintenance of minimum financial ratios. The $300 million variable rate note is collateralized by the Company's customer accounts receivable and limits borrowings under the facility to approximately 75% of the Company's customer accounts receivable.

     Because the interest rates on all of the Company's debt agreements vary with LIBOR or commercial paper rates, the Company has entered into interest rate swap agreements with various financial institutions to manage the exposure to changes in interest rates. The amount of indebtedness covered by the interest rate swaps is $325 million for fiscal year 2000, $300 million for fiscal years 2001 through 2008, and $250 million for fiscal year 2009.

     On April 30, 1999, the Company sold certain leasehold improvements for $42 million and is leasing them back over the next nine years. The Company is required to repurchase the leasehold improvements at the end of the lease. In accordance with SFAS No. 98, "Accounting for Leases", and SFAS No. 66 "Accounting for

Sales of Real Estate", the Company is accounting for the sale-leaseback as a financing. The Company used the proceeds from the sale to reduce borrowings under its existing debt facilities.

     Operating activities provided cash of $136.7 million during fiscal year 2000, as compared to $126.4 million in fiscal year 1999. The increase in cash provided by operating activities compared to the prior period was principally due to increases in net income and depreciation and amortization expense and decreases in accounts receivable from customers, partially offset by increases in merchandise inventory levels.

     Investing activities used cash of $96.4 million during fiscal year 2000, as compared to $83.1 million in fiscal year 1999. The increase in cash used for investing activities was primarily due to decreases in proceeds from the sale of investments and property and equipment, partially offset by decreases in purchases of property and equipment.

     Expenditures for property and equipment were $114.0 million during fiscal year 2000, compared to $136.5 million in fiscal year 1999. During fiscal year 2000, the Company's capital expenditures included expenditures for opening five new stores and making significant renovations to and/or expansions of five existing stores. While it is difficult to predict capital expenditures for the Company, capital expenditures over the next three fiscal years are expected to average approximately $125 to $150 million per year.

     Net cash used by financing activities amounted to $35.6 million during fiscal year 2000, primarily consisting of dividend payments and common stock repurchases.

     Management of the Company believes that cash flows from operations and the planned credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service agreements.

BELK NATIONAL BANK

     During the first quarter of fiscal year 2000, the Company formed Belk National Bank ("BNB"), a wholly-owned subsidiary, in order to standardize the interest rate terms of Belk charge customer accounts across the thirteen states in which Belk operates and to set competitive interest rates and fees comparable to other retailers. BNB began operations in May 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date of SFAS No. 133. The standard is effective for the Company starting in fiscal year 2002. The impact of SFAS No. 133 on the Company's financial statements has not been determined.

IMPACT OF INFLATION

     While it is difficult to determine the precise effects of inflation, management of the Company does not believe inflation had a material impact on the consolidated financial statements for the periods presented.

YEAR 2000 ISSUES

     The Company previously recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action. The Company's efforts included (i) preparing an inventory of the Company's systems, merchandise vendors, service providers and user developed or installed software; (ii) assessing the Year 2000 issues for each system device or provider identified; (iii) repairing and replacing systems and/or devices requiring modification; (iv) testing such modifications to validate compliance; and (v) developing contingency plans. The Company also conducted similar analyses and developed contingency plans for its merchandise vendors and service providers. Management believes the Company has completed all of the activities within its control to ensure that the

Company's systems are Year 2000 compliant and the Company has experienced no interruptions to normal operations due to the start of the Year 2000.

     The Company's Year 2000 readiness costs were approximately $6.0 million, approximately $1.1 million of which were incurred in fiscal year 2000. The Company funded these costs through operating cash flows. The Company does not currently expect to apply any further funds to address Year 2000 issues.

     As of April 1, 2000, the Company has not experienced any material disruptions of its internal computer systems or software applications, and has not experienced any material problems with the computer systems or software applications of its third party vendors, suppliers or service providers. The Company will continue to monitor these third parties to determine the impact, if any, of the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there appears to be no material business risk posed by any such non-compliance. Moreover, the Company generally believes that the vendors that supply merchandise and services to the Company are responsible for such products' Year 2000 functionality.

     Although the Company's Year 2000 rollover did not present any material business disruptions, there are some remaining Year 2000-related risks. These risks include potential merchandise supply issues and other non-operational issues. Management believes that appropriate action has been taken to address these remaining Year 2000 issues, and contingency plans are in place to minimize the financial impact to the Company. Management, however, cannot be certain that Year 2000 issues will not have a material adverse impact on the Company, since the evaluation process is not yet complete, and it is early in the Year 2000.

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

     The Company's net exposure to interest rate risk consists of exposure for variable rate debt in excess of its interest rate swaps. At January 29, 2000, the Company had $331 million of variable debt and $325 million of offsetting, pay variable rate, receive fixed rate swaps. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of unhedged variable rate debt as of January 29, 2000 would not be material.

     The Company also owns marketable equity securities that are subject to market risk. A discussion of the Company's accounting policies for derivative financial instruments and equity securities is included in the Summary of Significant Accounting Policies in Note 2 to the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   19
Consolidated Statements of Income...........................   20
Consolidated Balance Sheets.................................   21
Consolidated Statements of Changes in Stockholders' Equity
  and Comprehensive Income..................................   22
Consolidated Statements of Cash Flows.......................   23
Notes to Financial Statements...............................   24

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Belk, Inc.:

     We have audited the accompanying consolidated balance sheets of Belk, Inc. and subsidiaries (as described in Note 1) as of January 29, 2000 and January 30, 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belk, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2000, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Charlotte, North Carolina
March 20, 2000

                          BELK, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        FISCAL YEAR ENDED
                                                             ---------------------------------------
                                                             JANUARY 29,   JANUARY 30,   JANUARY 31,
                                                                2000          1999          1998
                                                             -----------   -----------   -----------
                                                                     (DOLLARS IN THOUSANDS,
                                                                    EXCEPT PER SHARE AMOUNTS)
Revenues...................................................  $2,144,674    $2,056,173    $1,945,067
Cost of goods sold (including occupancy and buying
  expenses)................................................   1,449,077     1,398,446     1,325,118
Selling, general and administrative expenses...............     546,421       530,538       506,370
Restructuring charge.......................................       7,597            --            --
Impairment of long-lived assets............................          --            --         6,260
                                                             ----------    ----------    ----------
Income from operations.....................................     141,579       127,189       107,319
Interest expense...........................................     (37,975)      (37,132)      (39,950)
Interest income............................................       1,593         1,026         5,288
Gain (loss) on sale of property, equipment and
  investments..............................................       5,443           597          (597)
Other income, net..........................................         466           757           859
                                                             ----------    ----------    ----------
Income from continuing operations before income taxes and
  equity in earnings of unconsolidated entities............     111,106        92,437        72,919
Income taxes...............................................      38,400        34,651        29,900
                                                             ----------    ----------    ----------
Income from continuing operations before equity in earnings
  of unconsolidated entities...............................      72,706        57,786        43,019
Equity in gain on sale of investments of unconsolidated
  entities, net of income taxes............................          --            --        15,891
Equity in earnings of unconsolidated entities, net of
  income taxes.............................................          --           188           762
                                                             ----------    ----------    ----------
Income from continuing operations..........................      72,706        57,974        59,672
Discontinued operations:
  Loss from discontinued operations, net of income tax
     benefit of $814 for fiscal year 1998..................          --            --        (1,273)
  Loss on disposal of discontinued operations, net of
     income tax benefit of $943 and $2,411 for fiscal years
     2000 and 1998, respectively...........................      (1,543)           --        (3,999)
                                                             ----------    ----------    ----------
Net income before extraordinary item.......................      71,163        57,974        54,400
Extraordinary item -- loan prepayment penalty, net of
  income tax benefit of $670...............................          --        (1,004)           --
                                                             ----------    ----------    ----------
Net income.................................................  $   71,163    $   56,970    $   54,400
                                                             ==========    ==========    ==========
Basic income per share:
  Income from continuing operations........................  $     1.31    $     1.02           N/A
                                                             ==========    ==========    ==========
  Discontinued operations..................................  $    (0.03)   $       --           N/A
                                                             ==========    ==========    ==========
  Extraordinary item.......................................  $       --    $    (0.01)          N/A
                                                             ==========    ==========    ==========
  Net income...............................................  $     1.28    $     1.01           N/A
                                                             ==========    ==========    ==========
Dividends per share........................................  $    0.235           N/A           N/A
                                                             ==========    ==========    ==========
Weighted average shares outstanding........................  55,403,167    56,682,252           N/A
                                                             ==========    ==========    ==========

                See accompanying notes to financial statements.

                          BELK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              JANUARY 29,   JANUARY 30,
                                                                 2000          1999
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $   23,009    $   18,313
  Accounts receivable, net..................................     340,061       351,143
  Merchandise inventory.....................................     499,285       482,247
  Prepaid income taxes......................................       5,972         7,205
  Deferred income taxes.....................................       1,610         4,378
  Prepaid expenses and other current assets.................      11,795        18,269
                                                              ----------    ----------
          Total current assets..............................     881,732       881,555
Investment securities.......................................      21,809        24,164
Property and equipment, net.................................     598,945       560,949
Prepaid pension costs.......................................      99,542       101,352
Other assets................................................      27,473        25,898
                                                              ----------    ----------
          Total assets......................................  $1,629,501    $1,593,918
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  163,083    $  167,598
  Accrued expenses..........................................      85,296        56,071
  Accrued income taxes......................................      24,296        20,993
  Lines of credit and notes payable.........................       7,854         4,264
  Current installments of long-term debt and capital lease
     obligations............................................       9,474         5,001
                                                              ----------    ----------
          Total current liabilities.........................     290,003       253,927
Deferred income taxes.......................................      47,734        45,712
Long-term debt and capital lease obligations, excluding
  current installments......................................     395,883       398,712
Deferred compensation and other noncurrent liabilities......      73,113       107,632
                                                              ----------    ----------
          Total liabilities.................................     806,733       805,983
                                                              ----------    ----------
Stockholders' equity:
  Preferred stock...........................................          --            --
  Common stock, 54.9 million and 56.7 million shares issued
     and outstanding at January 29, 2000 and January 30,
     1999, respectively.....................................         549           567
  Paid-in capital...........................................     565,031       586,641
  Retained earnings.........................................     258,388       200,203
  Accumulated other comprehensive income (loss).............      (1,200)          524
                                                              ----------    ----------
          Total stockholders' equity........................     822,768       787,935
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $1,629,501    $1,593,918
                                                              ==========    ==========

                See accompanying notes to financial statements.

                          BELK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                 STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                             ACCUMULATED
                                                                                OTHER
                                                                            COMPREHENSIVE
                                           COMMON    PAID-IN    RETAINED       INCOME
                                           STOCK     CAPITAL    EARNINGS       (LOSS)        TOTAL
                                          --------   --------   ---------   -------------   --------
                                                            (DOLLARS IN THOUSANDS)
Balance at February 1, 1997.............  $ 70,885   $    470   $ 578,525     $ 22,136      $672,016
Comprehensive income:
  Net income............................        --         --      54,400           --        54,400
  Unrealized loss on investments,net of
     income tax benefit of $7,937.......        --         --          --      (11,421)      (11,421)
  Equity in net unrealized gains on
     investments held by unconsolidated
     entity.............................        --         --          --        3,137         3,137
                                                                                            --------
          Total comprehensive income....                                                      46,116
                                                                                            --------
Cash dividends..........................        --         --      (8,936)          --        (8,936)
Repurchase and retirement of stock......      (256)        --      (5,155)          --        (5,411)
                                          --------   --------   ---------     --------      --------
Balance at January 31, 1998.............    70,629        470     618,834       13,852       703,785
Comprehensive income:
  Net income............................        --         --      56,970           --        56,970
  Unrealized loss on investments, net of
     income tax benefit of $538.........        --         --          --         (897)         (897)
                                                                                            --------
          Total comprehensive income....                                                      56,073
                                                                                            --------
Cash dividends..........................        --         --      (8,854)          --        (8,854)
Repurchase and retirement of stock......       (50)        --      (3,450)          --        (3,500)
Reorganization of Belk Companies........   (70,012)   586,171    (463,297)     (12,431)       40,431
                                          --------   --------   ---------     --------      --------
Balance at January 30, 1999.............       567    586,641     200,203          524       787,935
Comprehensive income:
  Net income............................        --         --      71,163           --        71,163
  Unrealized loss on investments, net of
     income tax benefit of $1,085.......        --         --          --       (1,724)       (1,724)
                                                                                            --------
          Total comprehensive income....                                                      69,439
                                                                                            --------
Cash dividends..........................        --         --     (12,978)          --       (12,978)
Repurchase and retirement of stock......       (18)   (21,610)         --           --       (21,628)
                                          --------   --------   ---------     --------      --------
Balance at January 29, 2000.............  $    549   $565,031   $ 258,388     $ (1,200)     $822,768
                                          ========   ========   =========     ========      ========

                See accompanying notes to financial statements.

                          BELK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              JANUARY 29,   JANUARY 30,   JANUARY 31,
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
                                                                      (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................   $  71,163     $  56,970     $  54,400
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Deferred income taxes.....................................       6,688         5,087        (4,326)
  Depreciation and amortization.............................      65,117        57,141        54,081
  Restructuring charge......................................       7,597            --            --
  Impairment of long-lived assets...........................          --            --         6,260
  Loss of disposal of discontinued operations, net..........       1,543            --         3,999
  (Gain) loss on sale of property and equipment.............      (3,001)       (2,152)        1,058
  (Gain) loss on sale of investments........................      (2,443)        1,555          (461)
  Equity in earnings of unconsolidated entities, net of
    income taxes............................................          --          (188)      (16,653)
  (Increase) decrease in:
    Accounts receivable, net................................      11,082        14,810       (17,595)
    Merchandise inventory...................................     (17,038)      (34,987)       (5,754)
    Prepaid income taxes....................................       1,233        (1,756)       (2,544)
    Prepaid expenses and other assets.......................       5,896       (16,356)       18,732
  Increase (decrease) in:
    Accounts payable and accrued expenses...................      20,047        31,786           553
    Accrued income taxes....................................       3,303        18,696        (2,317)
    Deferred compensation and other liabilities.............     (34,519)       (4,222)        2,468
                                                               ---------     ---------     ---------
Net cash provided by operating activities...................     136,668       126,384        91,901
                                                               ---------     ---------     ---------
Cash flows from investing activities:
  Purchases of investments..................................      (7,064)      (10,149)       (4,403)
  Proceeds from sales of investments........................       9,053        23,021         5,673
  Purchases of property and equipment.......................    (114,015)     (136,518)      (77,295)
  Proceeds from sales of property and equipment.............      15,640        28,673         2,996
  Cash acquired from Belk-Simpson Reorganization............          --        11,861            --
                                                               ---------     ---------     ---------
Net cash used by investing activities.......................     (96,386)      (83,112)      (73,029)
                                                               ---------     ---------     ---------
Cash flows from financing activities:
  Payments to dissenting stockholders.......................          --       (50,553)           --
  Proceeds from notes payable...............................          --       271,678        24,541
  Payments on notes payable.................................          --       (69,095)     (122,796)
  Proceeds from issuance of long-term debt..................      83,217       125,000       175,351
  Principal payments on long-term debt and capital lease
    obligations.............................................     (87,787)     (292,134)      (91,779)
  Net proceeds from (payments on) lines of credit...........       3,590       (13,764)      (29,694)
  Dividends paid............................................     (12,978)       (8,854)       (8,936)
  Repurchase of common stock................................     (21,628)       (3,500)       (5,411)
                                                               ---------     ---------     ---------
Net cash used by financing activities.......................     (35,586)      (41,222)      (58,724)
                                                               ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents........       4,696         2,050       (39,852)
Cash and cash equivalents at beginning of period............      18,313        16,263        56,115
                                                               ---------     ---------     ---------
         Cash and cash equivalents at end of period.........   $  23,009     $  18,313     $  16,263
                                                               =========     =========     =========
Supplemental disclosures of cash flow information:
  Interest paid.............................................   $  36,775     $  34,226     $  40,489
  Income taxes paid, net....................................      27,176        41,607        38,965
Supplemental schedule of noncash investing and financing
  activities:
  Increase in property and equipment through assumption of
    capital leases..........................................       6,214        25,587            --
  Increase in property and equipment through assumption of
    debt....................................................          --        32,000            --
  Increase in assets and liabilities due to
    Reorganization..........................................          --        40,431            --

                See accompanying notes to financial statements.

                          BELK, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Belk, Inc. and its subsidiaries (the "Company") operate retail department stores in the southeastern United States. The Company's outlet store subsidiary is presented as a discontinued operation.

     On April 15 and 16, 1998, the shareholders of the 112 companies previously comprising the Belk Companies (the "Predecessor Companies") voted to approve the reorganization (the "Reorganization") of the Predecessor Companies into a single operating entity, Belk, Inc. (the "Company"), pursuant to a Plan and Agreement of Reorganization, dated November 25, 1997, as amended, among the Company, Belk Acquisition Co. and the Predecessor Companies (the "Reorganization Agreement"). The accompanying consolidated balance sheets as of January 29, 2000 and January 30, 1999 and the statements of income, stockholders' equity and comprehensive income and cash flows for the year ended January 29, 2000 reflect the adjustments to merge the companies pursuant to the Reorganization. The statements of income, stockholders' equity and comprehensive income and cash flows for the fiscal year ended January 30, 1999 include three months of pre-Reorganization historical combined results of operations of the Predecessor Companies and nine months of post-Reorganization consolidated results of operations of the Company. The calculation of net income per share for the year ended January 30, 1999 assumes that the Belk, Inc. shares of common stock issued in connection with the Reorganization have been outstanding since February 1, 1998. The combined financial statements for the fiscal year ended January 31, 1998 have been prepared for purposes of depicting the combined financial position and results of operations of the Predecessor Companies on a historical cost basis.

     On May 2, 1998, a majority of the shareholders of one of the Belk Companies, Belk-Simpson Company, Greenville, South Carolina ("Belk-Simpson"), redeemed their shares in Belk-Simpson (the "Belk-Simpson Reorganization", see
Note 4). Prior to the Belk-Simpson Reorganization, the 37% investment in Belk-Simpson was accounted for under the equity method of accounting. Subsequent to the Belk-Simpson Reorganization, Belk-Simpson is included in the consolidated financial statements as a wholly-owned subsidiary.

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

     All significant inter-company transactions and balances have been eliminated in consolidation and combination.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

     The Company's fiscal year ends on the Saturday closest to each January 31. Fiscal years 2000, 1999 and 1998 ended on January 29, 2000, January 30, 1999 and January 31, 1998, respectively, and included 52 weeks.

REVENUES

     Revenues include sales from retail operations, net of returns, and the net revenue received from leased departments of $6,557, $5,853 and $4,516 for fiscal years 2000, 1999 and 1998, respectively. Customer returns are recognized as incurred. In December 1999 new accounting rules were issued requiring leased department income rather than leased department sales to be included in revenues. The Company has restated its revenues and cost of sales to reflect this accounting change, with no impact on net income.

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

COST OF GOODS SOLD

     Cost of goods sold includes occupancy and buying expenses. Occupancy expenses include rent, utilities and real estate taxes. Buying expenses include payroll and travel expenses associated with the buying function.

FINANCE CHARGES

     Selling, general and administrative expenses in the statements of income are reduced by finance charge revenue arising from customer accounts receivable. Finance charge revenues were $50,349, $41,918, and $44,262 in fiscal years 2000, 1999 and 1998, respectively.

PRE-OPENING COSTS

     Store pre-opening costs are expensed as incurred.

ADVERTISING

     Advertising costs, net of co-op recoveries from suppliers, are expensed as incurred and amounted to $63,934, $60,707, and $61,326 in fiscal years 2000, 1999 and 1998, respectively.

IMPAIRMENT CHARGE

     The Company evaluates its investment in long-lived assets on an individual store basis and determines fair value based upon an assessment of historical and projected operating results. As a result of this analysis, the Company recorded pre-tax impairment charges of $6,260 for fiscal year 1998 to reduce the carrying value of these assets to their estimated fair value.

CASH EQUIVALENTS

     Cash equivalents include liquid investments with an original maturity of 90 days or less.

MERCHANDISE INVENTORY

     Merchandise inventory is stated at the lower of average cost or market as determined by the retail inventory method.

INVESTMENTS

     The Company accounts for investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Securities classified as available-for-sale are valued at fair value, while securities that the Company has the ability and positive intent to hold to maturity are valued at amortized cost. The Company includes unrealized holding gains and losses for available-for-sale securities in other comprehensive income. Realized gains and losses are recognized on a specific identification basis and are included in income.

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

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement bases and the respective tax bases of the assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

INTANGIBLE ASSETS, NET

     Leasehold intangibles, which represent the excess of fair value over the carrying value of leaseholds, are amortized on a straight-line basis over the remaining terms of the lease agreements and are included in property and equipment, net. The carrying value of intangible assets is periodically reviewed by the Company's management to assess the recoverability of the assets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 31, 1999, the Company adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes standards for the costs of computer software developed or obtained for internal use. The Company has capitalized $2.7 million of costs for internal use software during fiscal year 2000 that historically would have been expensed.

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

     Effective February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", and SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits". SFAS No. 130 requires the Company to report the change in its net assets from non-owner sources. Accumulated other comprehensive income (loss) consists of unrealized gains and losses on investments. Comprehensive income is disclosed in the statements of changes in stockholders' equity. SFAS No. 131 establishes revised standards for the reporting of information about operating segments. SFAS No. 131 did not impact the Company as it operates as one segment. SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefit plans. SFAS No. 132 did not impact the Company's accounting for these plans, but did affect the disclosures in Note 14.

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS No. 133. The standard is effective for the Company starting in fiscal year 2002. The impact of SFAS No. 133 on the Company's financial statements has not been determined.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior years' financial statements to conform with the classification used in the financial statements for the fiscal year ended January 29, 2000.

(3) RESTRUCTURING CHARGE

     During fiscal year 2000, the Company recorded a charge of $7.6 million in connection with the consolidation of its thirteen operating divisions into four expanded regional divisions. The Company closed excess facilities and eliminated 340 positions as a result of streamlining operations related to the restructuring. The excess property and equipment is being disposed of or sold. The restructuring charge and its utilization are as follows:

                                                                                  BALANCE AT
                                                         RESTRUCTURING            JANUARY 29,
                                                            CHARGE      UTILIZED     2000
                                                         -------------  --------  -----------
Employee Severance Costs...............................         $3,903    $3,793         $110
Disposal of Excess Property and Equipment..............          3,694     2,837          857
                                                         -------------  --------  -----------
          Total........................................         $7,597    $6,630         $967
                                                         =============  ========  ===========

(4) ACQUISITIONS

     In May 1998, in accordance with the Belk-Simpson Reorganization, Belk-Simpson sold substantially all of its investment assets and used the proceeds to purchase common stock of Belk-Simpson. Of the 99,008 shares of common stock of Belk-Simpson that were outstanding at the time of the offer, 63,077 shares were tendered and purchased by Belk-Simpson for an aggregate purchase price of approximately $68 million. The acquisition was accounted for using the purchase method of accounting.

(5) DISCONTINUED OPERATIONS

     In September 1997, the managers and the advisory board of TAGS Stores, LLC, ("TAGS"), the Company's discount outlet store subsidiary, adopted a formal plan to liquidate its operations during the 1997 Christmas retailing season. Accordingly, the results of operations of TAGS are presented as discontinued operations. During the year ended January 31, 1998, the Company provided for losses on liquidation of the discontinued operations of $4.0 million, net of income tax benefit of $2.4 million. During the year ended January 29, 2000, an additional $1.5 million, net of income tax benefit of $.9 million, was provided for the disposal of the TAGS leased property that is requiring more time than originally anticipated. TAGS, which was formed in February 1996, recorded revenue of $25.9 million for fiscal year 1998.

(6) ACCOUNTS RECEIVABLE, NET

     Customer receivables arise primarily under open-end revolving credit accounts used to finance purchases of merchandise from the Company. These accounts have various billing and payment structures, including

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

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

     Accounts receivable, net consists of:

                                                              JANUARY 29,   JANUARY 30,
                                                                 2000          1999
                                                              -----------   -----------
Customer receivables........................................   $330,490      $343,125
Other.......................................................     19,478        17,370
Less allowance for doubtful accounts........................     (9,907)       (9,352)
                                                               --------      --------
          Accounts receivable, net..........................   $340,061      $351,143
                                                               ========      ========

     Changes in the allowance for doubtful accounts are as follows:

                                                                   FISCAL YEAR ENDED
                                                        ---------------------------------------
                                                        JANUARY 29,   JANUARY 30,   JANUARY 31,
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Balance, beginning of year............................    $ 9,352      $  8,406      $  6,813
Charged to expense....................................     10,087        12,237        13,181
Acquired..............................................         --           313            --
Net uncollectible balances written off................     (9,532)      (11,604)      (11,588)
                                                          -------      --------      --------
          Balance, end of year........................    $ 9,907      $  9,352      $  8,406
                                                          =======      ========      ========

(7) INVESTMENTS IN UNCONSOLIDATED ENTITIES

     Prior to the Belk-Simpson Reorganization (see Note 1), the Company's 37% investment in Belk-Simpson was recorded on the equity method. Equity in earnings of Belk-Simpson in fiscal years 2000, 1999 and 1998 were $0, $188 and $762, respectively. Equity in gain on sale of investments of unconsolidated entities for the year ended January 31, 1998 includes $15,891, net of income tax expense of $9,580, for the Company's portion of the gain recognized by Belk-Simpson in the liquidation of its investment portfolio.

(8) INVESTMENT SECURITIES

     Held-to-maturity securities consist of federal, state and local debt securities. Details of investments in held-to-maturity securities are as follows:

                                                              JANUARY 29,   JANUARY 30,
                                                                 2000          1999
                                                              -----------   -----------
Amortized cost..............................................    $12,316       $11,432
Gross unrealized gains (losses).............................        (87)          778
                                                                -------       -------
          Fair value........................................    $12,229       $12,210
                                                                =======       =======

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     At January 29, 2000, scheduled maturities of held-to-maturity securities are as follows:

                                                                           AMORTIZED
                                                              FAIR VALUE     COST
                                                              ----------   ---------
One to five years...........................................   $ 5,301      $ 5,217
Six to ten years............................................     3,022        2,987
After ten years.............................................     3,906        4,112
                                                               -------      -------
                                                               $12,229      $12,316
                                                               =======      =======

     Details of investments in available-for-sale securities are as follows:

                                                              JANUARY 29,   JANUARY 30,
                                                                 2000          1999
                                                              -----------   -----------
Cost........................................................    $11,423       $11,857
Gross unrealized gains......................................      1,812         1,833
Gross unrealized losses.....................................     (3,742)         (958)
                                                                -------       -------
          Fair value of securities..........................    $ 9,493       $12,732
                                                                =======       =======

     Gross realized gains on sales of investment securities included in income in fiscal years 2000, 1999, and 1998 were $2,704, $277 and $546, respectively, and gross realized losses included in income in fiscal years 2000, 1999, and 1998 were $261, $1,832 and $85, respectively.

(9) PROPERTY AND EQUIPMENT, NET

     Details of property and equipment are as follows:

                                                       ESTIMATED   JANUARY 29,   JANUARY 30,
                                                         LIVES        2000          1999
                                                       ---------   -----------   -----------
Land.................................................      n/a     $   33,075    $   29,752
Buildings............................................    30-50        573,870       559,530
Furniture, fixtures and equipment....................      5-7        540,330       489,248
Construction in progress.............................      n/a         27,371        10,181
                                                         -----     ----------    ----------
                                                                    1,174,646     1,088,711
Less accumulated depreciation and amortization.......                (575,701)     (527,762)
                                                                   ----------    ----------
          Property and equipment, net................              $  598,945    $  560,949
                                                                   ==========    ==========

(10) ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

                                                              JANUARY 29,   JANUARY 30,
                                                                 2000          1999
                                                              -----------   -----------
Salaries, wages and employee benefits.......................    $20,475      $ 24,712
Interest....................................................      4,220         3,020
Rent........................................................      6,042         5,596
Taxes, other than income....................................      4,685         5,180
Construction obligation.....................................     32,000            --
Other.......................................................     17,874        17,563
                                                                -------      --------
                                                                $85,296      $ 56,071
                                                                =======      ========

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

(11) BORROWINGS

     Long-term debt, principally due to banks, and capital lease obligations consist of the following:

                                                              JANUARY 29,   JANUARY 30,
                                                                 2000          1999
                                                              -----------   -----------
Bond facility...............................................   $125,000      $125,000
Note payable................................................    205,852       243,863
Sale/leaseback financing....................................     39,743            --
Capital lease agreements through February 2018..............     34,160        34,170
Unsecured notes payable.....................................        602           680
                                                               --------      --------
                                                                405,357       403,713
Less current installments...................................     (9,474)       (5,001)
                                                               --------      --------
Long-term debt and capital lease obligations, excluding
  current installments......................................   $395,883      $398,712
                                                               ========      ========

     The annual maturities of long-term debt and capital lease obligations over the next five years as of January 29, 2000 are $9,474, $215,906, $10,684, $8,069
and $5,869, respectively.

     On April 30, 1999, the Company sold certain leasehold improvements for $42 million and is leasing them back over the next nine years. The Company is required to repurchase the leasehold improvements at the end of the lease. In accordance with SFAS No. 98, "Accounting for Leases", and SFAS No. 66 "Accounting for Sales of Real Estate", the Company is accounting for the sale-leaseback as financing. The effective interest rate on the facility is 6.75%. The Company used the proceeds from the sale to reduce borrowings under its existing debt facilities.

     The Company's loan agreements place restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens and investments. They also contain leverage ratio, tangible net worth and fixed charge coverage ratio requirements. The Company is in compliance with all debt covenants. The bond facility matures in July 2008 and bears interest at a variable rate based on the market for the bonds that has historically approximated one-month LIBOR plus 50 basis points. The note payable bears interest at a rate that approximates LIBOR plus 35 basis points, is collateralized by the Company's customer accounts receivable and limits borrowings to approximately 75% of the Company's customer accounts receivable. The note payable expires on April 28, 2001 and, accordingly, the balance as of January 29, 2000 has been included in annual maturities of long-term debt for fiscal year 2001. However, the note may be renewed by mutual consent of the parties and it is the Company's intent to utilize the note payable as long-term financing. At January 29, 2000 LIBOR was 5.9%.

     The Company has entered into interest rate swap agreements with various financial institutions to manage the exposure to changes in interest rates on its variable rate indebtedness. The amount of indebtedness covered by the interest rate swaps is $325 million for fiscal year 2000, $300 million for fiscal years 2001 through 2008 and $250 million for fiscal year 2009.

     At January 29, 2000, the Company has an unsecured line of credit agreement totaling $150 million with a bank at a variable interest rate based on LIBOR plus 60 basis points. The agreement expires on May 30, 2000 and may be renewed upon mutual agreement between the parties. The amounts outstanding under line of credit agreements at January 29, 2000 and January 30, 1999 were $7,854 and $4,264, respectively. The weighted average interest rates on short term borrowings at January 29, 2000 and January 30, 1999 were 6.5% and 5.6%, respectively.

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

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

     Future minimum lease payments under non-cancelable leases as of January 29, 2000 were as follows:

                        FISCAL YEAR                           CAPITAL    OPERATING
                        -----------                           --------   ---------
2001........................................................  $  7,772   $ 34,327
2002........................................................     7,712     29,739
2003........................................................     7,660     27,392
2004........................................................     4,388     26,059
2005........................................................     1,751     22,303
After 2005..................................................    15,795    100,292
                                                              --------   --------
          Total.............................................    45,078   $240,112
                                                                         ========
Less imputed interest.......................................   (10,918)
                                                              --------
Present value of minimum lease payments.....................    34,160
Less current portion........................................    (5,811)
                                                              --------
                                                              $ 28,349
                                                              ========

     Rental expense for all operating leases consists of the following:

                                                                   FISCAL YEAR ENDED
                                                        ---------------------------------------
                                                        JANUARY 29,   JANUARY 30,   JANUARY 31,
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Buildings:
  Minimum rentals.....................................    $29,733       $29,420       $30,195
  Contingent rentals..................................      4,795         5,059         5,037
Equipment.............................................      7,481         9,316        10,385
                                                          -------       -------       -------
          Total rental expense........................    $42,009       $43,795       $45,617
                                                          =======       =======       =======

     Contingent rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities.

     Assets under capital lease and accumulated amortization was $49,047 and $17,236, respectively, at January 29, 2000.

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

(13) INCOME TAXES

     Federal and state income tax expense (benefit) from continuing operations was as follows:

                                                                   FISCAL YEAR ENDED
                                                        ---------------------------------------
                                                        JANUARY 29,   JANUARY 30,   JANUARY 31,
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Current:
  Federal.............................................    $27,813       $24,654       $28,212
  State...............................................      3,899         4,910         6,014
                                                          -------       -------       -------
                                                           31,712        29,564        34,226
                                                          -------       -------       -------
Deferred:
  Federal.............................................      5,751         3,644        (3,280)
  State...............................................        937         1,443        (1,046)
                                                          -------       -------       -------
                                                            6,688         5,087        (4,326)
                                                          -------       -------       -------
Income taxes..........................................    $38,400       $34,651       $29,900
                                                          =======       =======       =======

     A reconciliation between income taxes from continuing operations computed using the effective income tax rate and the federal statutory income tax rate of 35% is as follows:

                                                                   FISCAL YEAR ENDED
                                                        ---------------------------------------
                                                        JANUARY 29,   JANUARY 30,   JANUARY 31,
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Income tax at the statutory federal rate..............    $38,887       $32,353       $25,522
State income taxes, net of federal income tax
  benefit.............................................      3,142         4,130         3,229
Change in valuation allowance.........................       (675)       (1,775)         (783)
Other.................................................     (2,954)          (57)        1,932
                                                          -------       -------       -------
Income taxes..........................................    $38,400       $34,651       $29,900
                                                          =======       =======       =======

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consist of:

                                                              JANUARY 29,   JANUARY 30,
                                                                 2000          1999
                                                              -----------   -----------
Deferred tax assets:
  Benefit plan costs........................................    $24,720       $25,243
  Inventory capitalization..................................      5,525         5,579
  Allowance for doubtful accounts...........................      3,432         3,564
  Tax carryovers............................................      1,994         2,580
  Accrued vacation..........................................      2,306         2,363
  Other.....................................................      5,601         2,061
                                                                -------       -------
Gross deferred tax assets...................................     43,578        41,390
Less valuation allowance....................................       (255)         (930)
                                                                -------       -------
          Net deferred tax assets...........................     43,323        40,460
                                                                -------       -------
Deferred tax liabilities:
  Prepaid pension costs.....................................     36,432        38,625
  Property and equipment....................................     38,547        30,400
  Inventory.................................................      9,266         7,469
  Investment securities.....................................      2,594         3,771
  Other.....................................................      2,608         1,529
                                                                -------       -------
Gross deferred tax liabilities..............................     89,447        81,794
                                                                -------       -------
          Net deferred tax liabilities......................    $46,124       $41,334
                                                                =======       =======

     The valuation allowance decreased by $675 and $1,775 for the years ended January 29, 2000 and January 30, 1999, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the temporary differences becoming deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     As of January 29, 2000, the Company has net operating loss carryforwards for federal and state income tax purposes of $3,891 and $12,043, respectively, which are available to offset future taxable income, if any. These carryforwards expire at various intervals through 2013. In addition, the Company has alternative minimum tax net operating loss carryforwards of $4,231 which are available to reduce future alternative minimum taxable income at various intervals through 2013.

(14) PENSION AND POSTRETIREMENT BENEFITS

     The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the calendar years 1994, 1995 and 1996, or the first three years of employment, if initially employed after 1994. The cost of pension benefits has been determined by the projected unit credit actuarial method in accordance with SFAS No. 87 "Employers' Accounting for Pensions". The assets held by the plan consist of 57% equities and 43% fixed income investments. No additional funding of the plan is anticipated in the foreseeable future.

     The Company also has a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain retired full-time employees. The Company accounts for postretirement benefits by recognizing the cost of these benefits over an employee's estimated term of service with the Company.

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     The change in benefit obligation, change in plan assets, funded status, amounts recognized, net periodic benefit cost and actuarial assumptions are as follows:

                                                  PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                              -------------------------   -------------------------
                                              JANUARY 29,   JANUARY 30,   JANUARY 29,   JANUARY 30,
                                                 2000          1999          2000          1999
                                              -----------   -----------   -----------   -----------
Change in benefit obligation:
  Benefit obligation at beginning of year...   $231,806      $209,469      $ 36,988      $ 32,332
  Service cost..............................     13,301        13,068           506           464
  Interest cost.............................     16,583        15,536         2,433         2,472
  Amendments................................         --            --            --           881
  Actuarial (gain) loss.....................    (10,529)        9,940        (3,748)        3,658
  Benefits paid.............................    (17,230)      (16,207)       (2,729)       (2,819)
                                               --------      --------      --------      --------
  Benefit obligation at end of year.........    233,931       231,806        33,450        36,988
                                               --------      --------      --------      --------
Change in plan assets:
  Fair value of plan assets at beginning of
     year...................................    356,598       332,775            --            --
  Actual return on plan assets..............     25,506        40,030            --            --
  Contributions to plan.....................         --            --         2,729         2,819
  Benefits paid.............................    (17,230)      (16,207)       (2,729)       (2,819)
                                               --------      --------      --------      --------
  Fair value of plan assets at end of
     year...................................    364,874       356,598            --            --
                                               --------      --------      --------      --------
Funded status...............................    130,943       124,792       (33,450)      (36,988)
Unrecognized net transition obligation......       (523)       (1,046)        3,403         3,664
Unrecognized prior service costs............      1,187         1,266            --            --
Unrecognized net (gain) loss................    (32,065)      (23,660)        2,603         6,580
                                               --------      --------      --------      --------
Net amount recognized.......................   $ 99,542      $101,352      $(27,444)     $(26,744)
                                               ========      ========      ========      ========

The components of net periodic benefit cost are as follows:

                                               PENSION PLAN                           POSTRETIREMENT PLAN
                                  ---------------------------------------   ---------------------------------------
                                  JANUARY 29,   JANUARY 30,   JANUARY 31,   JANUARY 29,   JANUARY 30,   JANUARY 31,
                                     2000          1999          1998          2000          1999          1998
                                  -----------   -----------   -----------   -----------   -----------   -----------
Service cost....................    $13,301       $13,068       $10,688       $  506        $  464        $  454
Interest cost...................     16,583        15,536        14,924        2,433         2,472         2,287
Expected return on assets.......    (27,629)      (25,048)      (20,064)          --            --            --
Amortization of unrecognized
  items:
  Net transition (asset)
     obligation.................       (523)       (1,022)       (1,965)         262           486           934
  Prior service cost............         78           144           277           --            --            --
  Net (gains) losses............         --          (545)       (1,511)         229           241           395
                                    -------       -------       -------       ------        ------        ------
     Net periodic benefit
       cost.....................    $ 1,810       $ 2,133       $ 2,349       $3,430        $3,663        $4,070
                                    =======       =======       =======       ======        ======        ======

Weighted average assumptions were:

                                               PENSION PLAN                           POSTRETIREMENT PLAN
                                  ---------------------------------------   ---------------------------------------
                                  JANUARY 29,   JANUARY 30,   JANUARY 31,   JANUARY 29,   JANUARY 30,   JANUARY 31,
                                     2000          1999          1998          2000          1999          1998
                                  -----------   -----------   -----------   -----------   -----------   -----------
Discount rates..................    7.75%         6.75%         7.25%         7.75%         6.75%         7.25%
Rates of compensation
  increase......................     4.00          4.00          4.00           N/A           N/A           N/A
Return on plan assets...........     8.50          8.50          8.50           N/A           N/A           N/A

     For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal year 2000; the rate was assumed to decrease gradually to

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

5.5% by fiscal year 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of January 29, 2000 by $2,384 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended January 29, 2000 by $291. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of January 29, 2000 by $1,948 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended January 29, 2000 by $232.

(15) OTHER EMPLOYEE BENEFITS

     The Belk Employees' Health Care Plan provides medical and dental benefits to substantially all full-time employees. This Plan is "self-funded" for medical and dental benefits through a 501(c)(9) Trust. The Group Life Insurance Plan and The Belk Employees Short Term Disability Insurance Plan provide insurance to substantially all full-time employees and are fully insured through contracts issued by insurance companies. Contributions by the Company under these plans amounted to approximately $20,799, $17,350, and $11,584 in fiscal years 2000, 1999, and 1998, respectively.

     The Belk 401(k) Savings Plan, a contributory, defined contribution multi-employer plan, provides benefits for substantially all employees. Prior to January 1, 1998, the contributions to the plan generally represented 10% of profits, as defined. Beginning on January 1, 1998, the contributions to the 401(k) Savings Plan are comprised of a matching contribution, generally 50% of the employees' contribution up to 6% of eligible compensation, and a basic contribution, generally 2% of eligible compensation, regardless of the employees' contributions. The cost of the plan was approximately $9,280, $7,961, and $16,292 in fiscal years 2000, 1999, and 1998, respectively.

     The Supplemental Executive Retirement Plan ("SERP") is a non-qualified defined benefit retirement plan that provides retirement and death benefits to certain qualified executives of the Company. The accrued liability under the plan, which is included in deferred compensation and other non-current liabilities, was $13.6 million in both fiscal years 2000 and 1999. The projected benefit obligation was $14.0 million and $15.7 million in fiscal years 2000 and 1999, respectively. Total SERP costs charged to operations were approximately $1,467, $1,431, and $1,336 in fiscal years 2000, 1999, and 1998, respectively.
The effective discount rate used in determining the net periodic SERP cost is 7.75%, 6.75%, and 7.25% for fiscal years 2000, 1999, and 1998, respectively.
Actuarial gains and losses are amortized over the average remaining service lives of the participants.

     Certain eligible employees participate in a non-qualified Deferred Compensation Plan ("DCP"). Participants in the plan have elected to defer a portion of their regular compensation subject to certain limitations prescribed by the DCP. The Company is required to pay interest on the employees' deferred compensation at various rates that have historically been between 8% and 15%. Total interest expense related to this plan and charged to operations was approximately $3,486, $4,007, and $3,028 in fiscal years 2000, 1999, and 1998, respectively.

                          BELK, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Carrying values approximate fair values for financial instruments that are short-term in nature, such as cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and lines of credit. The fair value of other financial instruments are as follows:

                                                 JANUARY 29, 2000      JANUARY 30, 1999
                                                -------------------   -------------------
                                                CARRYING     FAIR     CARRYING     FAIR
                                                 VALUE      VALUE      VALUE      VALUE
                                                --------   --------   --------   --------
Long-term debt (excluding capitalized
  leases).....................................  $371,197   $371,197   $369,543   $369,543
Interest rate swap agreements.................    (3,078)    16,135     (3,844)   (16,785)
Investment securities.........................    21,809     21,722     24,164     24,942

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

(17) STOCKHOLDERS' EQUITY

     Authorized capital stock of Belk, Inc. includes 200 million shares of Class A common stock, 200 million shares of Class B common stock and 20 million shares of preferred stock, all with par value of $.01 per share. At January 29, 2000, there were 54,134,919 shares of Class A common stock outstanding, 782,144 shares of Class B common stock outstanding, and no shares of preferred stock outstanding. The Class A shares were issued in exchange for the shares of existing shareholders of the Predecessor Companies in connection with the Reorganization described in Note 1.

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

(18) RELATED PARTY TRANSACTIONS

     On January 25, 1999, the Company completed the settlement of dissent proceedings with respect to the capital stock of various Belk Companies involved in the Reorganization with Mrs. Sarah Belk Gambrell, a director of the Company and Mrs. Sarah Gambrell Knight, daughter of Sarah Belk Gambrell, for aggregate consideration of $35 million and $15 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE (ITEM 304 OF REGULATION S-K)

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to Directors and Executive Officers of the Registrant is included in the sections entitled "Election of Directors", "Management of the Company" and "Executive
Compensation -- Executive Officers" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000 and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

     The information required by this Item is included in the section entitled "Executive Compensation" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000 and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the sections entitled "Management Common Stock Ownership" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000 and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the section entitled "Executive Compensation -- Certain Transactions" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

        Report of Independent Auditors

        Balance Sheets -- Years ended January 29, 2000 and January 30, 1999

        Statements of Income -- Years ended January 29, 2000, January 30, 1999 and January 31, 1998

        Statements of Changes in Stockholders' Equity and Comprehensive Income -- Years ended January 29, 2000, January 30, 1999, and January 31, 1998

        Statements of Cash Flow -- Years ended January 29, 2000, January 30, 1999 and January 31, 1998

        Notes to Financial Statements

    2. Financial Statement Schedules

        None

     3. Exhibits

     The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

  3.1   --  Amended and Restated Certificate of the Registrant
            (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (File No.
            333-42935))
  3.2 -- Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration
            Statement on Form S-4 (File No. 333-42935))
  4.1 -- Specimen Class A Stock Certificate (incorporated by reference to Exhibit 4.0 to the Registrant's Registration
            Statement on Form S-4 (File No. 333-42935))
  4.2 -- Specimen Class B Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration
            Statement on Form S-4 (File No. 333-42935))
 10.1   --  Note Purchase and Security Agreement between Enterprise
            Funding Corporation, as Company, and Belk, Inc. as Debtor, and the Belk Center, Inc. as Servicer, and NationsBank,
            N.A., as Agent, and Bank Investor, dated as of June 12, 1998
            (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K, filed on April 30,
            1999 (File No. 333-42935)).
 10.2   --  Receivables Purchase Agreement among Belk-Simpson Company,
            Greenville, South Carolina, as Seller, and Belk, Inc., as
            Purchaser, and The Belk Center, Inc., as Servicer, dated as of June 12, 1998 (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K, filed on April 30, 1999 (File No. 333-42935)).
 10.3   --  Amendment No. 1 to Note Purchase and Security Agreement,
            dated as of January 30, 1999, by and among Belk, Inc., as Debtor, The Belk Center, Inc., as Servicer, Enterprise
            Funding Corporation, as Company, and NationsBank, N.A., as
            Agent (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K, filed on April 30,
            1999 (File No. 333-42935)).
 10.4   --  Receivables Purchase Agreement among Belk Stores of Virginia
            LLC, as Seller, and Belk, Inc., as Purchaser, and The Belk
            Center, Inc., as Servicer, dated as of January 30, 1999
            (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K, filed on April 30,
            1999 (File No. 333-42935)).
 10.5   --  Amendment No. 2 to Note Purchase Agreement among Belk, Inc., as Debtor, The Belk Center, Inc., as Servicer, Enterprise
            Funding Corporation, as Company, and NationsBank, N.A., as
            Agent, dated as of April 28, 1999 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form
            10-K, filed on April 30, 1999 (File No. 333-42935)).
 10.6   --  Letter of Credit and Reimbursement Agreement by and between
            Belk, Inc. and First Union National Bank, dated as of July
            1, 1998 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K, filed on April 30,
            1999 (File No. 333-42935)).
 10.7   --  Credit Agreement, dated as of September 11, 1998, by and between Belk, Inc., as Borrower, and Wachovia Bank, N.A., as
            Bank (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed on April 30,
            1999 (File No. 333-42935)).
 10.8   --  Receivables Purchase Agreement among Belk, Inc., as Seller, and Belk National Bank, as Purchaser, and The Belk Center,
            Inc., as Servicer dated as of May 3, 1999 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
            Report on Form 10-Q, filed on December 14, 1999 (File No.
            000-26207)).
 10.9   --  Receivables Purchase Agreement among Belk, Inc., as Seller, and Belk Accounts Receivable LLC, as Purchaser, and The Belk
            Center, Inc., as Servicer dated as of May 3, 1999
            (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on
            December 14, 1999 (File No. 000-26207)).

10.10   --  Receivables Purchase Agreement among Belk National Bank, as
            Seller, and Belk Accounts Receivable LLC, as Purchaser, and
            Belk, Inc. and The Belk Center, Inc., as Servicer dated as of May 3, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed on
            December 14, 1999 (File No. 000-26207)).
10.11   --  Guaranty and Security Agreement, dated as of May 3, 1999, between Belk Accounts Receivable LLC, as Guarantor, The Belk
            Center, Inc., as Servicer, Belk, Inc., as Debtor,
            NationsBank, N.A., as agent for Enterprise Funding
            Corporation, and the Bank Investors party to the Note
            Purchase Agreement (incorporated by reference to Exhibit
            10.4 to the Registrant's Quarterly Report on Form 10-Q, filed on December 14, 1999 (File No. 000-26207)).
10.12   --  Note Purchase Agreement, dated as of May 3, 1999, by and among Belk, Inc., as Debtor, The Belk Center, Inc., as
            Servicer, Enterprise Funding Corporation, and NationsBank,
            N.A., as agent for Enterprise Funding Corporation and the Bank Investors and as a Bank Investor (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly
            Report on Form 10-Q, filed on December 14, 1999 (File No.
            000-26207)).
10.13   --  Belk, Inc. 2000 Incentive Stock Plan.
 21.1   --  Subsidiaries.
 27.1   --  Financial Data Schedules.

(b) Reports on Form 8-K.

     There were no reports filed on Form 8-K during the fiscal year ended January 29, 2000.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of April, 2000.

                                          BELK, INC.
                                          (Registrant)

                                          By:       /s/ JOHN M. BELK
                                            ------------------------------------
                                                        John M. Belk
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 28, 2000.

                  SIGNATURE                                        TITLE
                  ---------                                        -----
              /s/ JOHN M. BELK                 Chairman of the Board and Chief Executive
---------------------------------------------  Officer (Principal Executive Officer)
                John M. Belk

           /s/ THOMAS M. BELK, JR.             President and Director
---------------------------------------------
             Thomas M. Belk, Jr.

            /s/ H. W. MCKAY BELK               President and Director
---------------------------------------------
              H. W. McKay Belk

              /s/ JOHN R. BELK                 President and Director
---------------------------------------------
                John R. Belk

          /s/ B. FRANK MATTHEWS, II            Vice Chairman of the Board and Director
---------------------------------------------
            B. Frank Matthews, II

           /s/ SARAH BELK GAMBRELL             Director
---------------------------------------------
             Sarah Belk Gambrell

           /s/ J. KIRK GLENN, JR.              Director
---------------------------------------------
             J. Kirk Glenn, Jr.

           /s/ KARL G. HUDSON, JR.             Director
---------------------------------------------
             Karl G. Hudson, Jr.

              /s/ JOHN A. KUHNE                Director
---------------------------------------------
                John A. Kuhne

             /s/ JAMES M. BERRY                Executive Vice President, Finance
---------------------------------------------  (Principal Financial Officer)
               James M. Berry

             /s/ BILL R. WALTON                Senior Vice President and Treasurer
---------------------------------------------  (Principal Accounting Officer)
               Bill R. Walton