Form 10-Q
period 2000-04-29
BELK INC
filed 2000-06-13
CIK 1051771

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the quarterly period ended               APRIL 29, 2000
                                   ---------------------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the transition period from ________________ to _____________________


                        Commission file number     000-26207
                                               ------------------


                                   BELK, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)


            Delaware                                             56-2058574
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


  2801 West Tyvola Road, Charlotte, NC                            28217-4500
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)


Registrant's Telephone Number, including Area Code       (704) 357-1000
                                                   -----------------------------


--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  [X]    No  [ ]


At June 2, 2000, the registrant had issued and outstanding 55,196,065 shares of class A common stock and 30,718 shares of class B common stock.

                                   BELK, INC.
                               INDEX TO FORM 10-Q


                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited, except where
             otherwise noted)

    Condensed Consolidated Statements of Income for the
      Three Months Ended April 29, 2000 and May 1, 1999                      4


    Consolidated Balance Sheets as of April 29, 2000 and January 29, 2000    5

    Consolidated Statement of Changes in Stockholders' Equity for
      the Three Months Ended April 29, 2000                                  6

    Condensed Consolidated Statements of Cash Flows for the
      Three Months Ended April 29, 2000 and May 1, 1999                      7


    Notes to Consolidated Financial Statements                               8


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk       10


PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                        11

  Item 4.  Submission of Matters to a Vote of Security Holders              11

  Item 6.  Exhibits and Reports on Form 8-K                                 11

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS

        Certain statements made in this report, and other written or oral statements made by or on behalf of Belk, Inc. (the "Company"), may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as "may," "will," "intend," "project," "expect," "anticipate," "believe," "estimate," "continue," or other similar words. These forward-looking statements are subject to certain risks and uncertainties, which may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. These forward-looking statements are reasonable; however, you should not place undue reliance on such statements.

        For a more detailed explanation of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned "This Information Contains Forward-Looking Statements" in our Annual Report on Form 10-K for the fiscal year ended January 29, 2000 that we filed with the Securities and Exchange Commission on April 28, 2000. Our other filings with the Securities and Exchange Commission may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.

        Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, even if future events or new information may impact the validity of such statements.

                           BELK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)

                                                         Three Months Ended
                                                      -------------------------
                                                        April 29,       May 1,
                                                          2000           1999
                                                      ----------     ----------

Revenues                                              $  501,533     $  496,316
Cost of goods sold (including occupancy and buying
  expenses)                                              350,293        334,550
Selling, general and administrative expenses             131,403        130,129
Restructuring charge                                          --          7,068
                                                      ----------     ----------
Income from operations                                    19,837         24,569
Interest expense, net                                     (8,517)        (8,716)
Gain on sale of property, equipment and investments        3,771            439
Other income, net                                            507            195
                                                      ----------     ----------
Income from operations before income taxes                15,598         16,487
Income taxes                                               5,710          6,270
                                                      ----------     ----------
Net income                                            $    9,888     $   10,217
                                                      ==========     ==========


Basic and diluted net income per share                $     0.18     $     0.18
                                                      ==========     ==========

Dividends per share                                   $    0.250     $    0.235
                                                      ==========     ==========

Weighted average shares outstanding                   54,851,909     56,126,608
                                                      ==========     ==========


                See accompanying notes to financial statements.

                            BELK, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands)


                                                       April 29,    January 29,
                                                         2000          2000
                                                      -----------   -----------
                                                                     (audited)
Assets
Current assets:
      Cash and cash equivalents                       $    27,778   $    23,009
      Accounts receivable,  net                           322,704       340,061
      Merchandise inventory                               590,316       499,285
      Prepaid income taxes                                  3,121         5,972
      Deferred income taxes                                 1,684         1,610
      Prepaid expenses and other current assets            16,934        11,795
                                                      -----------   -----------
Total current assets                                      962,537       881,732
Investment securities                                      21,844        21,809
Property and equipment, net                               603,987       598,945
Prepaid pension costs                                      99,542        99,542
Other assets                                               30,621        27,473
                                                      -----------   -----------
Total assets                                          $ 1,718,531   $ 1,629,501
                                                      ===========   ===========

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                $   207,932   $   163,083
      Accrued expenses                                     89,365        85,296
      Accrued income taxes                                  4,493        24,296
      Lines of credit and notes payable                   273,983         7,854
      Current installments of long-term debt
        and capital lease obligations                       9,736         9,474
                                                      -----------   -----------
Total current liabilities                                 585,509       290,003
Deferred income taxes                                      49,929        47,734
Long-term debt and capital lease obligations,
  excluding current installments                          190,873       395,883
Deferred compensation and other noncurrent
  liabilities                                              76,005        73,113
                                                      -----------   -----------
Total liabilities                                         902,316       806,733
                                                      -----------   -----------

Stockholders' equity:
      Preferred stock                                          --            --
      Common stock, 54.7 million and 54.9 million
        shares issued and outstanding at
        April 29, 2000 and January 29, 2000,
        respectively                                          547           549
      Paid-in capital                                     562,265       565,031
      Retained earnings                                   254,603       258,388
      Accumulated other comprehensive loss                 (1,200)       (1,200)
                                                      -----------   -----------
Total stockholders' equity                                816,215       822,768
                                                      -----------   -----------
Total liabilities and stockholders' equity            $ 1,718,531   $ 1,629,501
                                                      ===========   ===========


                See accompanying notes to financial statements.

                           BELK, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                                                                    Accumulated
                                                                                       Other
                                           Common       Paid-in        Retained    Comprehensive
                                           Stock        Capital        Earnings        Loss           Total
                                           ------       --------       --------    --------------   --------
Balance at January 29, 2000                $ 549        $565,031       $258,388      $ (1,200)      $822,768

   Net income                                 --              --          9,888            --          9,888
   Cash dividends                             --              --        (13,673)           --        (13,673)
   Repurchase and retirement of stock         (2)         (2,766)            --            --         (2,768)
                                           -----        --------       --------      --------       --------
Balance at April 29, 2000                  $ 547        $562,265       $254,603      $ (1,200)      $816,215
                                           =====        ========       ========      ========       ========

                See accompanying notes to financial statements.

                           BELK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                                Three Months Ended
                                                                                           -----------------------------
                                                                                             April 29,        May 1,
                                                                                                2000           1999
                                                                                           -------------    ------------
Cash flows from operating activities:
     Net income                                                                               $  9,888       $ 10,217
Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Depreciation and amortization                                                              19,741         15,650
     Restructuring charge                                                                           --          7,068
     Gain on sale of property and equipment and investments                                     (3,771)          (439)
     (Increase) decrease in:
          Accounts receivable, net                                                              17,357         23,062
          Merchandise inventory                                                                (91,031)       (52,499)
          Prepaid expenses and other assets                                                     (4,479)         8,923
     Increase (decrease) in:
          Accounts payable and accrued expenses                                                 29,115         (1,082)
          Deferred compensation and other liabilities                                            5,013         (6,706)
                                                                                              --------       --------
Net cash provided (used) by operating activities                                               (18,167)         4,194
                                                                                              --------       --------
Cash flows from investing activities:
     Purchases of property and equipment                                                       (32,875)       (18,510)
     Proceeds from the sale of property and equipment                                           14,287          1,598
     Other                                                                                           3           (626)
                                                                                              --------       --------
Net cash used by investing activities                                                          (18,585)       (17,538)
                                                                                              --------       --------
Cash flows from financing activities:
     Proceeds from notes payable                                                                    --          2,004
     Payments on notes payable                                                                      --            (15)
     Proceeds from issuance of long-term debt                                                   24,005         42,000
     Principal payments on long-term debt and capital lease obligations                         (8,115)       (22,114)
     Net proceeds from lines of credit                                                          42,072         26,764
     Dividends paid                                                                            (13,673)       (12,968)
     Repurchase of common stock                                                                 (2,768)       (17,310)
                                                                                              --------       --------
Net cash provided by financing activities                                                       41,521         18,361
                                                                                              --------       --------
Net increase in cash and cash equivalents                                                        4,769          5,017
Cash and cash equivalents at beginning of period                                                23,009         18,313
                                                                                              --------       --------
Cash and cash equivalents at end of period                                                    $ 27,778       $ 23,330
                                                                                              ========       ========

Supplemental schedule of noncash investing and financing activities:
     Increase in property and equipment through assumption of capital leases                  $  3,419       $  2,498

                See accompanying notes to financial statements.

                           BELK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q promulgated by The Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 17-29) in our Annual Report on form 10-K for the fiscal year ended January 29, 2000. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results on periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the full fiscal year.

     Certain prior period amounts have been reclassified to conform with the current presentation.



(2)  COMPREHENSIVE INCOME

     The following table sets forth the computation of comprehensive income. For the three months ended April 29, 2000 other comprehensive income was $0. For the three months ended May 1, 1999 other comprehensive income was comprised of $292 unrealized gains on investments (net of income tax of $179).

                                                     Three Months Ended
                                                 -----------------------------
                                                 April 29,            May 1,
                                                   2000                1999
                                                 ---------           ---------

Net Income                                         $9,888             $10,217
Other Comprehensive Income                             --                 292
                                                 ---------           ---------
      Total Comprehensive Income                   $9,888             $10,509
                                                 =========           =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's statements of income.

                                                         Three Months Ended
                                                  ------------------------------
                                                     April 29,         May 1,
                                                       2000             1999
                                                  ---------------  -------------

Revenues                                               100.0%           100.0%
Cost of goods sold                                      69.8             67.4
Selling, general and adminstrative expenses             26.2             26.2
Restructuring Charge                                      --              1.4
Income from operations                                   4.0              5.0
Interest expense, net                                    1.7              1.8
Net income                                               2.0              2.1
Comparable store net revenue increase                    0.0              5.6


COMPARISON OF THE 13 WEEKS ENDED APRIL 29, 2000 AND MAY 1, 1999

         Revenues. The Company's revenues for the first quarter of fiscal year 2001 increased 1.1%, or $5.2 million, to $501.5 million from $496.3 million over the same period in fiscal year 2000. The increase is attributed to revenues from new stores and store expansions as comparable store revenues remained constant for the period.

         Cost of goods sold. As a percentage of revenues, cost of goods sold for the first quarter of fiscal year 2001 increased to 69.8% compared to 67.4% for the first quarter of fiscal year 2000. This increase was primarily the result of increased markdowns to generate sales and reduce inventory levels in response to the soft department store sales environment.

         Selling, general and administrative expenses. SG&A expenses were $131.4 million for the first quarter of fiscal year 2001, compared to $130.1 million in fiscal year 2000. As a percentage of revenues, SG&A expenses remained consistent at 26.2% for the first quarter of fiscal years 2001 and 2000. The increases in expenses resulted from additional payroll and depreciation expense related to new stores and store expansions partially offset by increases in finance charge income from the Company's proprietary credit card.

         Restructuring charge. During the first quarter of fiscal year 2000, the Company recorded a $7.1 million charge in connection with the consolidation of its thirteen operating divisions into four expanded regional divisions. The charge consisted of $3.4 million of employee severance costs and $3.7 million related to the disposal of excess assets in the closing division offices.

         Net Income. Net income for the first quarter of fiscal year 2001 decreased $.3 million to $9.9 million from $10.2 million for the first quarter of fiscal year 2000. Net income per share remained constant at $0.18 cents per share. The first quarter of fiscal year 2001 includes $2.3 million of gains from the sale of property, net of income taxes of $1.4 million and the first quarter of fiscal year 2000 includes a $4.4 million restructuring charge, net of income taxes of $2.7 million. Excluding these items, net income for the first quarter of fiscal year 2001 decreased $7.0 million from the first quarter of fiscal year 2000.

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

         Expenditures for property and equipment were $32.9 million in the first quarter of fiscal year 2001, compared to $18.5 million in the first quarter of fiscal year 2000. In the first quarter of fiscal year 2001, the Company opened a new store in Snellville, Georgia; relocated and expanded two stores in existing markets to new facilities in Charleston, South Carolina and Fayetteville, Georgia; and expanded its store in Hilton Head, South Carolina.

         Net cash provided by financing activities was $41.5 million for the first quarter of fiscal year 2001, a result of increased short-term borrowings, compared to $18.4 million of cash provided by financing activities in the first quarter of fiscal year 2000.

         The Company's note payable agreement expires on April 28, 2001 and, accordingly, the outstanding balance as of April 29, 2000 of $224.1 million has been included in current liabilities. However, the agreement may be renewed by mutual consent of the parties and it is the Company's intent to renew the facility and utilize it as long-term financing.

         Management of the Company believes that cash flows from operations and the existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the Company's quantitative and qualitative market risk disclosures during the three months ended April 29, 2000.

PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

         In March 2000, the Company issued 19,043 shares of its Class B common stock pursuant to compensation arrangements. The stock was issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on May 24, 2000. In accordance with the Company's Amended and Restated Certificate of Incorporation, Mr. H. W. McKay Belk, Mr. Karl G. Hudson, Jr. and Mr. B. Frank Matthews, II were re-elected to the office of Class II director, to hold office until the annual meeting of stockholders in 2003. A total 518,406,288 votes were cast in favor of the election of each of the nominees, and 39,930 were withheld. Mr. Thomas M. Belk, Jr., Mr. J. Kirk Glenn and Mrs. Sarah Belk Gambrell continue to serve as Class I directors, and Mr. John M. Belk, Mr. John R. Belk and Mr. John A. Kuhne continue to serve as Class III directors. Mr. John M. Belk continues to serve as Chairman of the Board of Directors.

         At the annual meeting, the stockholders also approved the Belk, Inc. 2000 Incentive Stock Plan. A total of 514,313,188 votes were cast in favor of the plan, 2,424,510 were cast against the plan and 1,708,520 were recorded as abstentions.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.1 Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, File No. 333-42935).

         3.2 Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4, File No. 333-42935).

         10.1 Letter Agreement extending the Commitment Termination Date of the Note Purchase Agreement, dated as of May 3, 1999, by and among Belk, Inc., as Debtor, The Belk Center, Inc., as Servicer, Enterprise Funding Corporation, and NationsBank, N.A., as agent for Enterprise Funding Corporation and the Bank Investors and as a Bank Investor.

         27.1     Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BELK, INC.



Dated:  June 13, 2000             By: /s/ Ralph A. Pitts
                                      ----------------------------------------
                                      Ralph A. Pitts
                                      Executive Vice President, General Counsel
                                      and Corporate Secretary
                                      (Authorized Officer of the Registrant)

                                  By: /s/ Bill R. Walton
                                      ----------------------------------------
                                      Bill R. Walton
                                      Senior Vice President and Treasurer
                                      (Principal Accounting Officer)