Form 10-Q
period 2000-07-29
BELK INC
filed 2000-09-12
CIK 1051771

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                           -------------------------


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.


                  For the quarterly period ended July 29, 2000


                        Commission File Number 000-26207


                                   BELK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       56-2058574
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


2801 WEST TYVOLA ROAD
CHARLOTTE, NORTH CAROLINA                                 28217-4500
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


                                 (704) 357-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 [X] Yes [ ] No


At September 1, 2000, the registrant had issued and outstanding 53,718,278 shares of class A common stock and 1,014,236 shares of class B common stock.

                                   BELK, INC.
                               INDEX TO FORM 10-Q


                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I.     FINANCIAL INFORMATION

    Item 1.    Financial Statements (unaudited, except where otherwise noted)

       Condensed Consolidated Statements of Income for the Three Months
           and Six Months Ended July 29, 2000 and July 31, 1999                       4

       Consolidated Balance Sheets as of July 29, 2000 and January 29, 2000           5

       Consolidated Statement of Changes in Stockholders' Equity and
               Comprehensive Income for the Six Months Ended July 29, 2000            6

       Condensed Consolidated Statements of Cash Flows for the Six Months Ended
               July 29, 2000 and July 31, 1999                                        7

       Notes to Condensed Consolidated Financial Statements                           8

    Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                               9

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk            11

PART II.    OTHER INFORMATION

    Item 4.    Submission of Matters to a Vote of Security Holders                   12

    Item 6.    Exhibits and Reports on Form 8-K                                      12

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS

         Certain statements made in this report, and other written or oral statements made by or on behalf of Belk, Inc. and its subsidiaries (the "Company"), may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as "may," "will," "intend," "project," "expect," "anticipate," "believe," "estimate," "continue," or other similar words. These forward-looking statements are subject to certain risks and uncertainties, which may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. These forward-looking statements are reasonable; however, you should not place undue reliance on such statements.

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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS:

                           BELK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)


                                                         Three Months Ended                     Six Months Ended
                                                  -------------------------------       -------------------------------
                                                     July 29,           July 31,          July 29,            July 31,
                                                      2000                1999              2000                1999
                                                  ------------       ------------       ------------       ------------
Revenues                                          $    495,966       $    472,923       $    997,499       $    969,239
Cost of goods sold (including occupancy
   and buying expenses)                                341,815            318,014            692,108            652,564
Selling, general and administrative expenses           131,452            128,829            262,855            258,958
Restructuring charge                                        --                 --                 --              7,068
                                                  ------------       ------------       ------------       ------------
Income from operations                                  22,699             26,080             42,536             50,649
Interest expense, net                                   (9,890)            (9,681)           (18,407)           (18,397)
Gain (loss) on sale of property, equipment
   and investments                                          15                (63)             3,786                376
Other income, net                                          448                220                955                416
                                                  ------------       ------------       ------------       ------------
Income from operations before income taxes              13,272             16,556             28,870             33,044

Income taxes                                             4,860              6,290             10,570             12,560
                                                  ------------       ------------       ------------       ------------
Net income                                        $      8,412       $     10,266       $     18,300       $     20,484
                                                  ============       ============       ============       ============

Basic and diluted net income per share            $       0.15       $       0.19       $       0.33       $       0.37
                                                  ============       ============       ============       ============

Dividends per share                               $         --       $         --       $       0.25       $      0.235
                                                  ============       ============       ============       ============

Weighted average shares outstanding                 54,732,514         55,226,783         54,792,212         55,676,696
                                                  ============       ============       ============       ============


     See accompanying notes to condensed consolidated financial statements.

                           BELK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                               July 29,        January 29,
                                                                 2000              2000
                                                             -----------       -----------
                                                                                (audited)
ASSETS
Current assets:
     Cash and cash equivalents                               $    28,953       $    23,009
     Accounts receivable,  net                                   312,319           340,061
     Merchandise inventory                                       519,774           499,285
     Prepaid income taxes                                          3,502             5,972
     Deferred income taxes                                         1,702             1,610
     Prepaid expenses and other current assets                    14,478            11,795
                                                             -----------       -----------
Total current assets                                             880,728           881,732
Investment securities                                             20,425            21,809
Property and equipment, net                                      617,844           598,945
Prepaid pension costs                                             99,542            99,542
Other assets                                                      32,962            27,473
                                                             -----------       -----------
Total assets                                                 $ 1,651,501       $ 1,629,501
                                                             ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                        $   149,808       $   163,083
     Accrued expenses                                             88,196            85,296
     Accrued income taxes                                          5,316            24,296
     Lines of credit and notes payable                           259,412             7,854
     Current installments of long-term debt
          and capital lease obligations                            9,759             9,474
                                                             -----------       -----------
Total current liabilities                                        512,491           290,003
Deferred income taxes                                             50,471            47,734
Long-term debt and capital lease obligations,
     excluding current installments                              188,951           395,883
Deferred compensation and other noncurrent liabilities            75,332            73,113
                                                             -----------       -----------
Total liabilities                                                827,245           806,733
                                                             -----------       -----------
Stockholders' equity:
     Preferred stock                                                  --                --
     Common stock, 54.7 million and 54.9 million shares
           issued and outstanding at July 29, 2000
           and January 29, 2000, respectively                        547               549
     Paid-in capital                                             562,355           565,031
     Retained earnings                                           263,015           258,388
     Accumulated other comprehensive loss                         (1,661)           (1,200)
                                                             -----------       -----------
Total stockholders' equity                                       824,256           822,768
                                                             -----------       -----------
Total liabilities and stockholders' equity                   $ 1,651,501       $ 1,629,501
                                                             ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                           BELK, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (dollars in thousands)


                                                                                                   Accumulated
                                                                                                      Other
                                                Common           Paid-in           Retained       Comprehensive
                                                 Stock           Capital           Earnings            Loss              Total
                                              ---------       -----------        -----------      -------------      -----------
Balance at January 29, 2000                   $     549       $   565,031        $   258,388       $   (1,200)       $   822,768
Comprehensive income:
   Net income                                         -                 -             18,300                -             18,300
   Unrealized loss on investments, net of
     income tax benefit of $266                       -                 -                  -             (461)              (461)
                                                                                                                     -----------
            Total comprehensive income                                                                                    17,839
                                                                                                                     -----------
Cash dividends                                        -                 -            (13,673)               -            (13,673)
Common stock issued                                   -               370                  -                -                370
Repurchase and retirement of stock                   (2)           (3,046)                 -                -             (3,048)
                                              ---------       -----------        -----------       ----------        -----------
Balance at July 29, 2000                      $     547       $   562,355        $   263,015       $   (1,661)       $   824,256
                                              =========       ===========        ===========       ==========        ===========


     See accompanying notes to condensed consolidated financial statements.

                           BELK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                           Six Months Ended
                                                                                       -----------------------
                                                                                       July 29,       July 31,
                                                                                         2000           1999
                                                                                       --------       --------
Cash flows from operating activities:
    Net income                                                                         $ 18,300       $ 20,484
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                        35,407         31,768
    Restructuring charge                                                                     --          7,068
    Gain on sale of property and equipment and investments                               (3,786)          (376)
    (Increase) decrease in:
         Accounts receivable, net                                                        27,742         47,757
         Merchandise inventory                                                          (20,489)       (23,580)
         Prepaid expenses and other assets                                               (4,744)         8,964
    Increase (decrease) in:
         Accounts payable and accrued expenses                                          (29,075)       (23,251)
         Deferred compensation and other liabilities                                      5,129        (11,031)
                                                                                       --------       --------
Net cash provided by operating activities                                                28,484         57,803
                                                                                       --------       --------
Cash flows from investing activities:
    Purchases of property and equipment                                                 (65,287)       (45,608)
    Proceeds from the sale of property and equipment                                     17,242          3,589
    Other                                                                                   735          5,201
                                                                                       --------       --------
Net cash used by investing activities                                                   (47,310)       (36,818)
                                                                                       --------       --------
Cash flows from financing activities:
    Proceeds from notes payable                                                          26,710         11,979
    Proceeds from issuance of long-term debt                                                 --         42,000
    Principal payments on long-term debt and capital lease obligations                  (16,135)       (52,345)
    Net proceeds from lines of credit                                                    30,916          9,297
    Dividends paid                                                                      (13,673)       (12,978)
    Repurchase of common stock                                                           (3,048)       (17,310)
                                                                                       --------       --------
Net cash provided (used) by financing activities                                         24,770        (19,357)
                                                                                       --------       --------
Net increase in cash and cash equivalents                                                 5,944          1,628
Cash and cash equivalents at beginning of period                                         23,009         18,313
                                                                                       --------       --------
Cash and cash equivalents at end of period                                             $ 28,953       $ 19,941
                                                                                       ========       ========
Supplemental schedule of noncash investing and financing activities:
    Increase in property and equipment through assumption of capital leases            $  3,419       $  5,802
    Increase in equity through issuance of common stock                                     370             --


     See accompanying notes to condensed consolidated financial statements.

                           BELK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q promulgated by the Securities and Exchange Commission. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements (pages 17-29) in our Annual Report on Form 10-K for the fiscal year ended January 29, 2000. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for periods excluding the Christmas season may not be indicative of the operating results that may be expected for the full fiscal year.

         Certain prior period amounts have been reclassified to conform with the current presentation.


(2)      COMPREHENSIVE INCOME

         The following table sets forth the computation of comprehensive income. Other comprehensive loss is comprised of net unrealized losses on investments, net of income tax benefit of $266 and $370 for the six months ended July 29, 2000 and July 31, 1999, respectively, and income tax benefit of $266 and $549 for the three months ended July 29, 2000 and July 31, 1999, respectively.


                                         Three Months Ended             Six Months Ended
                                       ----------------------       -----------------------
                                       July 29,      July 31,       July 29,       July 31,
                                         2000          1999           2000           1999
                                       -------       --------       --------       --------
Net Income                             $ 8,412       $ 10,266       $ 18,300       $ 20,484
Other Comprehensive Loss                  (461)          (896)          (461)          (603)
                                       -------       --------       --------       --------
       Total Comprehensive Income      $ 7,951       $  9,370       $ 17,839       $ 19,881
                                       =======       ========       ========       ========

(3)      EFFECT OF NEW ACCOUNTING STANDARDS AND STATEMENTS

         As of January 30, 2000, the Company has adopted EITF Issue 00-02 "Accounting for Web Site Development Costs" which establishes guidance regarding the capitalization of web site development costs. The Company has capitalized approximately $ 2.9 million of web site development costs during the first six months of fiscal year 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's statements of income.


                                           Three Months Ended       Six Months Ended
                                          --------------------    --------------------
                                          July 29,    July 31,    July 29,    July 31,
                                            2000        1999        2000        1999
                                          --------    --------    --------    --------
Revenues                                   100.0%      100.0%      100.0%      100.0%
Cost of goods sold                          68.9        67.2        69.4        67.3
Selling, general and
     administrative expenses                26.5        27.2        26.4        26.7
Restructuring charge                          --          --          --         0.7
Income from operations                       4.6         5.5         4.3         5.2
Interest expense, net                        2.0         2.0         1.8         1.9
Net income                                   1.7         2.2         1.8         2.1
Comparable store net revenue increase        3.5         4.1         1.7         4.8


COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED JULY 29, 2000 AND JULY 31, 1999

         Revenues. The Company's revenues for the three months ended July 29, 2000 increased 4.9%, or $23.0 million, to $496.0 million from $472.9 million over the same period in fiscal year 2000. The increase was due to a 3.5% increase in revenues from comparable stores and $7.9 million of additional revenues from new, expanded and remodeled stores.

         The Company's revenues for the six months ended July 29, 2000 increased 2.9%, or $28.3 million, to $997.5 million from $969.2 million over the same period in fiscal year 2000. The increase was due to a 1.7% increase in revenues from comparable stores and $13.1 million of additional revenues from new, expanded and remodeled stores.

         Cost of goods sold. As a percentage of revenues, cost of goods sold increased to 68.9% and 69.4% for the three and six months ended July 29, 2000, respectively, compared to 67.2% and 67.3% for the same periods in fiscal year 2000. The increases were primarily the result of increased markdowns to generate sales and reduce inventory levels in response to the soft department store sales environment.

         Selling, general and administrative expenses. As a percentage of revenues, selling, general and administrative ("SG&A") expenses decreased to 26.5% and 26.4% for the three and six months ended July 29, 2000, respectively, compared to 27.2% and 26.7% for the same periods in fiscal year 2000. The reduction in SG&A expenses as a percentage of revenues resulted from increases in finance charge income from the Company's proprietary credit card partially offset by increases in depreciation expense related to new stores and store expansions.

         Restructuring charge. During the first quarter of fiscal year 2000, the Company recorded a $7.1 million charge in connection with the consolidation of its thirteen operating divisions into four expanded regional divisions. The charge consisted of $3.4 million of employee severance costs and $3.7 million related to the disposal of excess assets in the closing division offices.

         Net Income. Net Income for the three and six months ended July 29, 2000 decreased $1.9 million and $2.2 million, respectively, compared to the same periods in fiscal year 2000. Excluding the incremental costs incurred during the first six months of fiscal year 2000 to establish the Company's expended regional divisions and the gains from the sale of property in the first quarter of fiscal year 2001, net income for the first six months of fiscal year 2001 decreased $10.0 million from the first six months of fiscal year 2000.


SEASONALITY AND QUARTERLY FLUCTUATIONS

         The retail business is highly seasonal with approximately one-third of annual revenues being generated in the fourth quarter, which includes the Christmas selling season. As a result, a disproportionate amount of the Company's income from operations and net income is realized during the fourth quarter and significant variations can occur when comparing the Company's financial condition between quarters.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash on hand, cash flow from operations, and borrowings under debt facilities.

         Expenditures for property and equipment were $65.3 million in the six months ended July 29, 2000, compared to $45.6 million in the first six months of last year. During the first six months of fiscal year 2001, the Company opened a new store in Snellville, Georgia; relocated and expanded three stores in existing markets to new facilities in Charleston, South Carolina, Fayetteville, Georgia and Camden, South Carolina; and expanded its stores in Hilton Head, South Carolina and Boone, North Carolina.

         Net cash provided by financing activities was $24.8 million for the first six months of fiscal year 2001, a result of increased short-term borrowings to fund seasonal working capital needs.

         The Company's note payable agreement expires on April 28, 2001 and, accordingly, the outstanding balance as of July 29, 2000 of $220.6 million has been included in current liabilities. However, the agreement may be renewed by mutual consent of the parties and it is the Company's intent to renew the facility and utilize it as long-term financing.

         Management of the Company believes that cash flows from operations and the existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". These standards are effective for the Company starting in fiscal year 2002. The impact of SFAS No. 133 and SFAS No. 138 on the Company's financial statements has not been determined.

         In July 2000, the EITF reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" which establishes guidance regarding the classification of shipping and handling revenue. This Issue is applicable for the Company beginning in the fourth quarter of fiscal year 2001. The impact of this Issue on the Company's financial statements has not been determined, but is not believed to be material.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the Company's quantitative and qualitative market risk disclosures during the three or six months ended July 29, 2000.

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

         At the annual meeting, stockholders also approved the Belk, Inc. 2000 Incentive Stock Plan. A total of 514,313,188 votes were cast in favor of the plan, 2,424,510 were cast against the plan and 1,708,520 were recorded as abstentions.

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

         10.1 Credit Agreement, dated as of May 30, 2000, by and between Belk, Inc., as Borrower, and Wachovia Bank, N.A., as Bank.

         27.1         Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BELK, INC.


Dated: September 12, 2000          By: /s/ Ralph A. Pitts
                                       -----------------------------------------
                                       Ralph A. Pitts
                                       Executive Vice President, General Counsel
                                       and Corporate Secretary
                                       (Authorized Officer of the Registrant)

                                   By: /s/ Bill R. Walton
                                       -----------------------------------------
                                       Bill R. Walton
                                       Senior Vice President and Treasurer
                                       (Principal Accounting Officer)