Form 10-Q
period 2000-10-28
BELK INC
filed 2000-12-12
CIK 1051771

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


                 For the quarterly period ended October 28, 2000



                        Commission File Number 000-26207



                                   BELK, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         56-2058574

(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



2801 WEST TYVOLA ROAD
CHARLOTTE, NORTH CAROLINA                                            28217-4500
(Address of principal executive offices)                              (Zip Code)



                                 (704) 357-1000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No


At December 6, 2000, the registrant had issued and outstanding 53,718,078 shares of class A common stock and 1,014,436 shares of class B common stock.

                                   BELK, INC.
                               INDEX TO FORM 10-Q


                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.     FINANCIAL INFORMATION

    Item 1.     Financial Statements (unaudited, except where otherwise noted)

       Condensed Consolidated Statements of Operations for the Three Months
           and Nine Months Ended October 28, 2000 and October 30, 1999                           4


       Consolidated Balance Sheets as of October 28, 2000 and January 29, 2000                   5


       Consolidated Statement of Changes in Stockholders' Equity and
               Comprehensive Income for the Nine Months Ended October 28, 2000                   6

       Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
               October 28, 2000 and October 30, 1999                                             7


       Notes to Condensed Consolidated Financial Statements                                      8


    Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                          9

    Item 3.     Quantitative and Qualitative Disclosures About Market Risk                      11


PART II.     OTHER INFORMATION

    Item 4.     Exhibits and Reports on Form 8-K                                                12

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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS:


                           BELK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)


                                                              Three Months Ended                     Nine Months Ended
                                                       -------------------------------       -------------------------------
                                                       October 28,        October 30,         October 28,        October 30,
                                                          2000                1999               2000               1999
                                                       ------------       ------------       ------------       ------------
Revenues                                               $    504,823       $    483,217       $  1,502,322       $  1,452,456
Cost of goods sold (including occupancy
     and buying expenses)                                   361,410            334,947          1,053,518            987,511
Selling, general and administrative expenses                136,547            134,021            399,402            392,979
Restructuring charge                                             --                442                 --              7,510
                                                       ------------       ------------       ------------       ------------
Income from operations                                        6,866             13,807             49,402             64,456
Interest expense, net                                        (9,332)            (9,200)           (27,739)           (27,597)
Gain on sale of property, equipment
     and investments, net                                        --              1,735              3,787              2,111
Other income, net                                               506                253              1,460                669
                                                       ------------       ------------       ------------       ------------
Income (loss) from operations before income taxes            (1,960)             6,595             26,910             39,639

Income tax expense (benefit)                                   (720)             2,500              9,850             15,060
                                                       ------------       ------------       ------------       ------------
Net income (loss)                                      $     (1,240)      $      4,095       $     17,060       $     24,579
                                                       ============       ============       ============       ============


Basic and diluted net income (loss) per share          $      (0.02)      $       0.07       $       0.31       $       0.44
                                                       ============       ============       ============       ============

Dividends per share                                    $         --       $         --       $       0.25       $      0.235
                                                       ============       ============       ============       ============

Weighted average shares outstanding                      54,732,514         55,226,783         54,772,313         55,526,725
                                                       ============       ============       ============       ============


     See accompanying notes to condensed consolidated financial statements.

                           BELK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                              October 28,       January 29,
                                                                 2000               2000
                                                              -----------       -----------
                                                                                 (audited)
Assets
Current assets:
      Cash and cash equivalents                               $    27,534       $    23,009
      Accounts receivable,  net                                   312,020           340,061
      Merchandise inventory                                       676,484           499,285
      Prepaid income taxes                                          7,645             5,972
      Deferred income taxes                                         1,715             1,610
      Prepaid expenses and other current assets                    13,193            11,795
                                                              -----------       -----------
Total current assets                                            1,038,591           881,732
Investment securities                                              21,444            21,809
Property and equipment, net                                       641,011           598,945
Prepaid pension costs                                              99,542            99,542
Other assets                                                       34,433            27,473
                                                              -----------       -----------
Total assets                                                  $ 1,835,021       $ 1,629,501
                                                              ===========       ===========

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                        $   288,164       $   163,083
      Accrued expenses                                             88,075            85,296
      Accrued income taxes                                          2,064            24,296
      Lines of credit and notes payable                           309,968             7,854
      Current installments of long-term debt
           and capital lease obligations                            9,448             9,474
                                                              -----------       -----------
Total current liabilities                                         697,719           290,003
Deferred income taxes                                              50,838            47,734
Long-term debt and capital lease obligations,
      excluding current installments                              186,895           395,883
Deferred compensation and other noncurrent liabilities             76,237            73,113
                                                              -----------       -----------
Total liabilities                                               1,011,689           806,733
                                                              -----------       -----------

Stockholders' equity:
      Preferred stock                                                  --                --
      Common stock, 54.7 million and 54.9 million shares
            issued and outstanding at October 28, 2000
            and January 29, 2000, respectively                        547               549
      Paid-in capital                                             562,355           565,031
      Retained earnings                                           261,765           258,388
      Accumulated other comprehensive loss                         (1,335)           (1,200)
                                                              -----------       -----------
Total stockholders' equity                                        823,332           822,768
                                                              -----------       -----------
Total liabilities and stockholders' equity                    $ 1,835,021       $ 1,629,501
                                                              ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                           BELK, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                             (dollars in thousands)


                                                                                                   Accumulated
                                                                                                      Other
                                                Common          Paid-in            Retained       Comprehensive
                                                Stock           Capital            Earnings            Loss              Total
                                            -------------  -----------------  ----------------- -----------------  -----------------

Balance at January 29, 2000                        $ 549          $ 565,031          $ 258,388          $ (1,200)         $ 822,768
Comprehensive income:
   Net income                                          -                  -             17,060                 -             17,060
   Unrealized loss on investments, net of
     income tax benefit of $77                         -                  -                  -              (135)              (135)
                                                                                                                   -----------------
            Total comprehensive income                                                                                       16,925
                                                                                                                   -----------------
Cash dividends                                         -                  -            (13,683)                -            (13,683)
Common stock issued                                    -                370                  -                 -                370
Repurchase and retirement of stock                    (2)            (3,046)                 -                 -             (3,048)
                                            -------------  -----------------  ----------------- -----------------  -----------------
Balance at October 28, 2000                        $ 547          $ 562,355          $ 261,765          $ (1,335)         $ 823,332
                                            =============  =================  ================= =================  =================


     See accompanying notes to condensed consolidated financial statements.

                           BELK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)



                                                                                              Nine Months Ended
                                                                                        -----------------------------
                                                                                        October 28,       October 30,
                                                                                           2000              1999
                                                                                        -----------       -----------
Cash flows from operating activities:
     Net income                                                                          $  17,060         $  24,579
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                          53,157            48,501
     Restructuring charge                                                                       --             7,510
     Gain on sale of property and equipment and investments                                 (3,787)           (2,111)
     (Increase) decrease in:
          Accounts receivable, net                                                          28,041            44,803
          Merchandise inventory                                                           (177,199)         (151,470)
          Prepaid expenses and other assets                                                 (9,361)            9,193
     Increase (decrease) in:
          Accounts payable and accrued expenses                                            105,998            60,430
          Deferred compensation and other liabilities                                        6,206             4,229
                                                                                         ---------         ---------
Net cash provided by operating activities                                                   20,115            45,664
                                                                                         ---------         ---------
Cash flows from investing activities:
     Purchases of property and equipment                                                  (112,837)          (80,269)
     Proceeds from the sale of property and equipment                                       23,991             3,636
     Other                                                                                     306             7,502
                                                                                         ---------         ---------
Net cash used by investing activities                                                      (88,540)          (69,131)
                                                                                         ---------         ---------
Cash flows from financing activities:
     Proceeds from notes payable                                                            27,345            19,998
     Proceeds from issuance of long-term debt                                                   --            42,000
     Principal payments on long-term debt and capital lease obligations                    (24,302)          (62,132)
     Net proceeds from lines of credit                                                      86,638            57,450
     Dividends paid                                                                        (13,683)          (12,978)
     Repurchase of common stock                                                             (3,048)          (17,310)
                                                                                         ---------         ---------
Net cash provided by financing activities                                                   72,950            27,028
                                                                                         ---------         ---------
Net increase in cash and cash equivalents                                                    4,525             3,561
Cash and cash equivalents at beginning of period                                            23,009            18,313
                                                                                         ---------         ---------
Cash and cash equivalents at end of period                                               $  27,534         $  21,874
                                                                                         =========         =========

Supplemental schedule of noncash investing and financing activities:
     Increase in property and equipment through assumption of capital leases             $   3,419         $   6,135
     Increase in equity through issuance of common stock                                       370                --


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



(2)  COMPREHENSIVE INCOME

     The following table sets forth the computation of comprehensive income. For the nine months ended October 28, 2000 and October 30, 1999, other comprehensive loss is comprised of net unrealized losses on investments, net of income tax benefit of $77 and $356, respectively. For the three months ended October 28, 2000 and October 30, 1999, other comprehensive income is comprised of net unrealized gains on investments, net of income tax expense of $188 and $14, respectively.


                                                    Three Months Ended              Nine Months Ended
                                               -----------------------------   -----------------------------
                                               October 28,     October 30,     October 28,     October 30,
                                                   2000            1999            2000            1999
                                               -------------   -------------   -------------   -------------

Net Income (Loss)                                  $ (1,240)        $ 4,095        $ 17,060        $ 24,579
Other Comprehensive Income (Loss)                       326              23            (135)           (581)
                                               -------------   -------------   -------------   -------------
       Total Comprehensive Income (Loss)             $ (914)        $ 4,118        $ 16,925        $ 23,998
                                               =============   =============   =============   =============


(3)  EFFECT OF NEW ACCOUNTING STANDARDS AND STATEMENTS

     As of January 30, 2000, the Company has adopted EITF Issue 00-02 "Accounting for Web Site Development Costs," which establishes guidance regarding the capitalization of web site development costs. The Company has capitalized approximately $6.0 million of web site development costs during the first nine months of fiscal year 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's statements of income.

                                   Three Months Ended        Nine Months Ended
                                 ----------------------  ------------------------
                                 October 28, October 30, October 28,  October 30,
                                    2000       1999         2000         1999
                                 ----------- ----------  -----------  -----------

Revenues                             100.0%     100.0%       100.0%    100.0%
Cost of goods sold                    71.6       69.3         70.1      68.0
Selling, general and
     administrative expenses          27.0       27.7         26.6      27.1
Restructuring charge                     -        0.1            -       0.5
Income from operations                 1.4        2.9          3.3       4.4
Interest expense, net                  1.8        1.9          1.8       1.9
Net income (loss)                     (0.2)       0.8          1.1       1.7
Comparable store net revenue increase  2.8        1.0          2.1       3.5


COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2000 AND OCTOBER 30, 1999


         Revenues. The Company's revenues for the three months ended October 28, 2000 increased 4.5% or $21.6 million, to $504.8 million from $483.2 million over the same period in fiscal year 2000. The increase was due to a 2.8% increase in revenues from comparable stores and $9.2 million of additional revenues from new, expanded and remodeled stores.

         The Company's revenues for the nine months ended October 28, 2000 increased 3.4%, or $49.9 million, to $1,502.3 million from $1,452.5 million over the same period in fiscal year 2000. The increase was due to a 2.1% increase in revenues from comparable stores and $22.3 million of additional revenues from new, expanded and remodeled stores.

         Cost of goods sold. As a percentage of revenues, cost of goods sold increased to 71.6% and 70.1% for the three and nine months ended October 28, 2000, respectively, compared to 69.3% and 68.0% for the same periods in fiscal year 2000. The increases were primarily the result of increased clearance markdowns to generate sales and reduce inventory levels.

         Selling, general and administrative expenses. As a percentage of revenues, selling, general and administrative ("SG&A") expenses were 27.0% and 26.6% for the three and nine months ended October 28, 2000, respectively, compared to 27.7% and 27.1% for the same periods in fiscal year 2000. The decrease in SG&A expenses as a percentage of revenues resulted primarily from increases in finance charge income from the Company's proprietary credit card partially offset by increases in depreciation expense related to new stores and store expansions.

         Restructuring charge. During the nine months ended October 30, 1999, the Company recorded a $7.5 million charge in connection with the consolidation of its thirteen operating divisions into four expanded regional divisions. The charge consisted of $3.9 million of employee severance costs and $3.6 million related to the disposal of excess assets in the closing division offices.

         Net Income. Net income for the three and nine months ended October 28, 2000 decreased $5.3 million and $7.5 million, respectively, compared to the same periods in fiscal year 2000. Excluding the incremental costs incurred during the first nine months of fiscal year 2000 to establish the Company's expanded regional divisions and the gains from the sale of property in each period, net income for the first nine months of fiscal year 2001 decreased $16.3 million from the first nine months of fiscal year 2000.


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

         Expenditures for property and equipment were $112.8 million in the nine months ended October 28, 2000, compared to $80.3 million in the first nine months of last year. During the first nine months of fiscal year 2001, the Company opened new stores in Snellville, Georgia, and Spring Hill, Florida, and relocated and expanded stores in existing markets in Charleston and Camden, South Carolina; Fayetteville, Georgia; and Wilkesboro, North Carolina. The Company also expanded its stores in Hilton Head, Aiken and Anderson, South Carolina, and in Boone and Asheville, North Carolina.

         Net cash provided by financing activities was $73.0 million for the first nine months of fiscal year 2001, a result of increased short-term borrowings to fund seasonal working capital needs.

         The Company's note payable agreement expires on April 28, 2001 and, accordingly, the outstanding balance as of October 28, 2000 of $215.5 million has been included in current liabilities. However, the agreement may be renewed by mutual consent of the parties, and it is the Company's intent to renew the facility and utilize it as long-term financing.

         Management of the Company believes that cash flows from operations and the existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". These standards are effective for the Company starting in fiscal year 2002. The impact of these standards on the Company's financial statements has not been determined.

         In October 2000, the EITF reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which establishes guidance regarding the classification of shipping and handling revenue. This Issue is applicable for the Company beginning in the fourth quarter of fiscal year 2001. The impact of this Issue on the Company's financial statements has not been determined, but is not believed to be material.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes to the Company's quantitative and qualitative market risk disclosures during the three or nine months ended October 28, 2000.

PART II - OTHER INFORMATION

ITEM 4.  Exhibits and Reports on Form 8-K

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


                                   BELK, INC.



Dated:  December 12, 2000      By: /s/ Ralph A. Pitts
                                   ----------------------------------------
                                   Ralph A. Pitts
                                   Executive Vice President, General Counsel and Corporate Secretary
                                   (Authorized Officer of the Registrant)

                               By: /s/ Bill R. Walton
                                   ----------------------------------------
                                   Bill R. Walton
                                   Senior Vice President and Treasurer
                                   (Principal Accounting Officer)