Form 10-K
period 2001-02-03
BELK INC
filed 2001-05-04
CIK 1051771

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001
                                               OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________TO ____________

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of April 25, 2001 (based on the book value per share of Common Stock of the Registrant, as of February 3, 2001) was $301,959,409. 54,741,706 shares of common stock were outstanding as of April 25, 2001, comprised of 53,690,841 shares of the registrant's Class A Common Stock, par value $0.01, and 1,050,865 shares of the registrant's Class B Common Stock, par value $0.01.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2001 are incorporated herein by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   BELK, INC.

                               TABLE OF CONTENTS

ITEM NO.                                                            PAGE NO.
--------                                                            --------
                                   PART I
1.    Business....................................................       2
2.    Properties..................................................       9
3.    Legal Proceedings...........................................      10
4.    Matters Submitted to a Vote of Security Holders.............      10

                                  PART II
5.    Market Information for Registrant's Common Equity and             11
      Related Stockholder Matters.................................
6.    Selected Financial Data.....................................      11
7.    Management's Discussion and Analysis of Financial Condition       12
      and Results of Operations...................................
7A.   Quantitative and Qualitative Disclosure about Market Risk...      17
8.    Consolidated Financial Statements and Supplementary Data....      18
9.    Changes in and Disagreements with Accountants on Accounting       38
      and Financial Disclosure....................................

                                  PART III
10.   Directors and Executive Officers of the Registrant..........      38
11.   Executive Compensation......................................      38
12.   Security Ownership of Certain Beneficial Owners and               38
      Management..................................................
13.   Certain Relationships and Related Transactions..............      38

                                  PART IV
14.   Exhibits, Financial Statements, Schedules and Reports on          38
      Form 8-K....................................................

              THIS INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS

     Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as "may", "will", "intend", "project", "expect", "anticipate", "believe", "estimate", "continue" or other similar words. Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet, our ability to be competitive in the retail industry, anticipated benefits from the consolidation of our operating divisions and distribution facilities, the expected benefit of our new systems and technology and the expected increase in our sales and revenues generated through our proprietary charge card program. These forward-looking statements are subject to certain risks and uncertainties which may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements.

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

     - our realization of planned synergies and cost savings through the consolidation of our distribution facilities and functions;

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

     - our ability to obtain capital to fund any growth or expansion plans; and

     - general economic and business conditions, both nationally and in our market areas.

     Our other filings with the Securities and Exchange Commission may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings (without exhibits) to you free of charge.

     Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, even if future events or new information may impact the validity of such statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Belk, Inc., together with its subsidiaries (collectively, the "Company" or "Belk"), is the largest privately owned department store business in the United States, with total revenues of approximately $2.27 billion for the fiscal year ended February 3, 2001. The Company and its predecessors have been successfully operating department stores since 1888 by providing superior service and merchandise that meets customers' needs for fashion, value and quality.

     The Company operates 207 retail department stores in 13 states in the southeastern United States. Belk stores seek to provide customers convenient shopping, with a dominant merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, restaurants, optical centers and other amenities.

     Although the Company operates 48 Belk stores that exceed 100,000 square feet in size, most Belk stores range in size from 50,000 to 80,000 square feet. Most of the Belk stores are anchor tenants in major regional malls and shopping centers, primarily in medium and smaller markets. In addition to department stores, the Company operates two stores that sell limited selections of cosmetics, hosiery and accessories for women under the "Belk Express" store name. The Belk stores occupy in the aggregate approximately 16.627 million square feet of space.

     Management of the Belk stores is organized into four regional operating divisions, with each unit headed by a division chairman and a division president. Each division supervises a number of stores and maintains an administrative office in the markets served by the division. Division offices provide overall management and support for the Belk stores in their regions. Belk Stores Services, Inc., a subsidiary of Belk, Inc., and its subsidiary Belk Administration Company (collectively "BSS") coordinate the operations of Belk stores on a company-wide basis by providing services to the Belk division offices and stores, such as merchandising, marketing, advertising and sales promotion, information systems, human resources, public relations, accounting, real estate and store planning, credit, legal, tax, distribution and purchasing. The Company has established a separate division, headed by a division president, to develop and manage its e-commerce initiatives.

     The Company was incorporated in Delaware in 1997. The Company's principal executive offices are located at 2801 West Tyvola Road, Charlotte, North Carolina 28217-4500, and its telephone number is (704) 357-1000.

THE REORGANIZATION

     In fiscal year 2001, Belk continued to realize the benefits of the merger and reorganization of the former 112 Belk corporations into Belk, Inc., which became effective on May 2, 1998 (the "Reorganization"). Following the consolidation of its operating divisions in June 1999, the Company constructed a new 371,000 square foot central distribution center in Blythewood, S.C. in the fall of 2000 as part of the restructuring of the Company's merchandise distribution and logistics network. In January 2001, the Company announced that its distribution centers located in Charlotte, N.C., Morrisville, N.C., Greensboro, N.C., Mauldin, S.C., Summerville, S.C. and Fayetteville, N.C., together with store merchandise receiving and processing functions in 91 stores not previously serviced by a distribution center, would be consolidated into the new Blythewood center.

The consolidation is scheduled to be complete by August 2001, and the Company expects the consolidation to result in significant additional expense savings and logistical efficiencies.

BUSINESS STRATEGY

     Belk's mission is to be the dominant department store in its markets by selling merchandise to customers that meets their needs for fashion, selection, value, quality and service. To achieve this mission, Belk's business strategy includes six key elements: (1) a target customer focus; (2) focused merchandise assortments; (3) compelling sales promotions; (4) distinctive customer service;
(5) a winning store and market strategy; and (6) a "clicks and mortar" e-commerce strategy which supports and enhances the Company's department store business and provides an additional distribution channel for certain categories of merchandise.

     Target Customer Focus. Belk's primary target customer is a 35-to-54-year-old female who works outside of the home; who has a family income of $35,000 to $75,000 per year; who buys for herself and her family; and who is style conscious and seeks updated fashions and quality basic merchandise. The Company plans to maintain its target customer focus by conducting ongoing research to determine target customer needs, such as annual customer satisfaction surveys and customer focus group studies. Belk believes that its commitment to meeting the target customer's needs will produce profitable sales increases in women's apparel, accessories and shoe categories and in other key merchandise areas, including juniors apparel, accessories and shoes; men's and children's apparel, accessories and shoes; cosmetics; home furnishings and household merchandise; and gifts.

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

     Distinctive Customer Service. The Company's customer research has determined that Belk generally differentiates itself from competitors through the high level of service its stores provide. Belk intends to continue its tradition of employing sales associates who are knowledgeable about the merchandise they sell, approach customers promptly, help when needed and provide quick checkout.

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

     "Clicks and Mortar" E-Commerce Strategy. In January 2001, the Company launched its redesigned website at belk.com which includes a state-of-the-art gift registry and merchandise offerings available for customers to purchase online. The goal of belk.com is to combine the speed, convenience and accessibility of online shopping with the quality merchandise selection, superior customer service and outstanding reputation for which Belk stores are known and respected. The Company plans to continue to expand its online merchandise selection and the promotion of belk.com within its stores.

     The Company also seeks to improve profitability through developing and implementing initiatives designed to improve productivity and efficiency. Such initiatives include logistics efficiencies achieved through the consolidation of its distribution facilities and the implementation of a "store-ready" merchandise program that speeds delivery of merchandise to the sales floor, the expanded implementation of a "smart store" concept that enhances efficiencies on the sales floor through the use of centralized cash register and gift wrap stands, and the use of computer-based training programs. The Company is also participating in several business-to-business Internet initiatives with other retailers and vendors, which are aimed at improving and expediting various business processes.

GROWTH STRATEGY

     The Company intends to continue to open new stores selectively in new and existing markets in order to increase sales, market share and customer loyalty. As the consolidation of the department store industry continues, the Company will also seek out and consider store acquisitions that offer opportunities and growth in existing and contiguous markets. The Company has invested approximately $416 million over the past five years in building new stores and expanding and renovating existing stores.

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

     In fiscal year 2001, the Company opened eight new stores that have a combined size of approximately 554,000 square feet of space, and expanded five existing stores with a total combined new space of approximately 113,000 square feet. In fiscal year 2002, Belk plans to open four new stores that will have a combined space of approximately 200,000 square feet, as well as major expansions of four existing stores with a total combined new space of approximately 110,000 square feet.

     New stores and major expansions opened in fiscal 2001 include:

New Stores

                                                                DATE OF    NEW OR EXISTING
LOCATION                                               SIZE     OPENING        MARKET
--------                                              -------   --------   ---------------
Snellville, GA (Snellville Pavilion)................   58,416   03/15/00       New
Charleston, SC (Citadel Mall).......................  179,892   03/22/00    Existing
Fayetteville, GA (Fayette Pavilion).................   65,927   04/12/00    Existing
Camden, SC (Springdale Plaza).......................   52,289   05/03/00    Existing
Spring Hill, FL (Coastal Way).......................   57,703   08/09/00       New
Wilkesboro, NC......................................   50,245   10/04/00    Existing
Lady Lake, FL (La Plaza Grande).....................   40,712   11/01/00       New
Deland, FL (West Volusia Regional)..................   48,263   11/15/00       New

Expansions

                                                                DATE OF    NEW OR EXISTING
LOCATION                                               SIZE     OPENING        MARKET
--------                                              -------   --------   ---------------
Hilton Head, SC (Shelter Cove)......................   30,752   04/14/00    Existing
Boone, NC (Boone Mall)..............................   12,063   06/07/00    Existing
Aiken, SC (Aiken Mall)..............................   10,581   08/23/00    Existing
Anderson, SC (Anderson Mall)........................   50,400   10/11/00    Existing
Statesboro, GA (Statesboro Mall)....................    6,125   11/15/00    Existing

     New stores and major store expansions scheduled for completion in fiscal year 2002 include:

New Stores

                                                                DATE OF    NEW OR EXISTING
LOCATION                                               SIZE     OPENING        MARKET
--------                                              -------   --------   ---------------
Lake City, FL (Lake City Mall)......................   46,119   03/07/01       New
Nacogdoches, TX (University Mall)...................   45,000   03/21/01       New
Winter Haven, FL (Winter Haven City Centre).........   60,875   08/01/01    Existing
Shallotte, NC (Shallotte Crossing)..................   48,497   10/17/01       New

Expansions

                                                                DATE OF    NEW OR EXISTING
LOCATION                                               SIZE     OPENING        MARKET
--------                                              -------   --------   ---------------
Asheville, NC (Asheville Mall)......................   59,933   08/08/01    Existing
Waynesville, NC (Ingles Market).....................    6,008   10/24/01    Existing
Roanoke, VA (Valley View Mall)......................   22,800   11/07/01    Existing
Harrisonburg, VA (Valley Mall)......................   21,735   11/14/01    Existing

MERCHANDISING

     Belk stores feature quality name brand and private label merchandise in moderate to better price ranges, providing fashion, selection and value to customers. The merchandise mix is targeted to middle and upper-income customers shopping for their families and homes, and includes a wide selection of fashion apparel, accessories and shoes for women, men and children, as well as cosmetics, home furnishings, housewares, gift and guild, jewelry, and other types of department store merchandise.

     The Company's merchandise initiatives are focused on meeting the needs of its target customer and increasing profitable sales in women's apparel, accessories and shoes. The goal is to position Belk stores as the leaders in their markets in providing updated career and casual fashion assortments with greater depth of style, selection and value. The Company's strategic merchandise initiatives produced substantial sales increases in women's apparel during fiscal year 2001 and have continued to improve sales throughout other areas of the business. Double-digit sales increases were achieved in several women's apparel areas, including moderate sportswear, petite sportswear and large size sportswear.

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

     Belk stores also offer a number of exclusive private brands that provide customers with merchandise that is comparable in quality and style with national brands at substantial savings. Belk private brands, which include Kim Rogers, Madison Studio, J. Khaki, Meeting Street and Home Accents, provide outstanding value for customers and differentiate Belk from its competitors.

     The Company intends to keep fresh seasonal inventory in stock at stores throughout the year and to maintain inventory levels that provide optimum in-stock positions. Belk stores place special emphasis on maintaining high levels of inventory of advertised and basic items to ensure that consumers may buy the merchandise they want.

MARKETING

     The Company employs its strategic marketing initiatives and strategies to develop and enhance the equity of the Belk brand, strengthen its relationship with and become the desired destination for the target customer, and create and strengthen "one-to-one" relationships with customers. The Company's primary marketing strategy emphasizes direct communications with customers through personal contact and the use of multi-faceted advertising, marketing and sales promotion programs. This strategy encompasses extensive mass media print and broadcast advertising, direct mailings to charge customers, comprehensive store visual merchandising and signing, in-store special events (e.g., trunk shows, celebrity and designer appearances) and magazine, newspaper and billboard advertising. The Company also provides the latest information about the Company and its merchandise offerings and sales promotions on its belk.com website.

     Major sales promotions and sales events are planned and implemented in Belk stores throughout the year. The Company regularly produces advertising circulars that are distributed to millions of customers via newspaper inserts or direct mailings. The Company intends to use creative advertising that effectively communicates the Company's merchandise offerings, fashion image and reputation for superior service to store customers in a variety of media.

     Belk's "one-to-one" relationship marketing program allows the Company to communicate and advertise more effectively with customers based on their particular merchandise needs and shopping preferences. A computerized customer database provides information on the purchasing behavior and shopping patterns of charge customers that enables the Company to customize its advertising and sales promotions to attract target customers.

E-COMMERCE

     During fiscal year 2001, the Company redesigned its belk.com web site and commenced online selling of merchandise. The Company is utilizing a solutions based approach to its online merchandise offerings that allows customers to select merchandise that meets their specific fashion and lifestyle needs. The Company's approach also emphasizes dynamic marketing, personalized assortments and targeted selling.

     One of the highlights of the new belk.com is a fully integrated gift registry that includes a wide assortment of bridal and gift merchandise that can be registered and purchased online or in local Belk stores, and shipped directly to the customer or gift recipient. The new gift registry is a fully integrated system that combines the best of Internet technology and in-store shopping. Brides and engaged couples can conveniently create their gift registry and make selections through belk.com from a home computer, or they can go to a Belk store where a professional bridal consultant can provide assistance using the store's online "Great Gifts" kiosk. In the Belk stores that have kiosks, brides and engaged couples can use a portable scanning device, which enables them to quickly and easily enter information on their gift selections directly into the registry system.

BELK PROPRIETARY CHARGE PROGRAMS

     The Company offers its customers the convenience of paying for their purchases on credit using a variety of proprietary charge payment programs. These programs include:

     - 30-day revolving account;

     - interest-free 30-60-90 day account;

     - interest-free Table Top plan (for china, crystal, silver and other gift purchases); and

     - interest-free Fine Jewelry plan.

     The Company intends to promote increased use of the Belk charge cards by existing Belk charge customers and also to increase the number of new Belk charge cardholders through targeted marketing campaigns and active solicitation efforts within Belk stores. The "BelkSelects" affinity program for top Belk charge customers is designed to attract profitable new customers, increase sales from existing customers and increase the active Belk credit card account base. The program offers a number of special benefits and services, such as free deluxe gift wrapping, free basic alterations and Belk charge dollar credits, to charge customers who have made Belk charge purchases totaling $750 or more in the past 12 months.

     The Company's charge cards are issued through Belk National Bank, a subsidiary of the Company located in Lawrenceville, Georgia. Belk National Bank has enabled the Company to standardize the interest rate terms of Belk charge customer accounts across the 13 states in which Belk operates and competitively set interest rates and fees comparable to other retailers.

BUYING

     The Company's highly qualified and experienced buyers and merchants carefully monitor the merchandise mix of the Belk stores to maximize sales and profitability. The planning process involves a continuous review of merchandise needs by department and demand center, as well as on an individual store basis. Historically, Belk stores have remained in touch with local customers and markets by using a decentralized buying process. In order to achieve a more efficient buying process, the Company evolved to a buying process conducted by regional division offices. Buyers in the regional division offices work together with corporate buyers at BSS and local store personnel to ensure that each Belk store receives merchandise assortments that meet the needs of local customers.

     As part of its target customer strategy, the Company is continuing to implement changes in its merchandising processes to strengthen and streamline its buying and assortment planning to ensure the effective execution of the Company's strategic merchandising initiatives. The Company has implemented new team buying and assortment planning processes that utilize buying teams to provide overall planning and direction for each of the Company's key merchandise areas.

SYSTEMS AND TECHNOLOGY

     Belk continued to make significant investments in technology and information systems in order to drive sales growth, improve operating efficiency and support its overall business strategy. The Company has placed a priority on the development and implementation of computerized systems to support its merchandising, sales floor, inventory and logistics initiatives. These systems enable Belk management to quickly identify sales trends, order, track and distribute merchandise, manage markdowns and monitor merchandise mix and inventory levels. A total of approximately $40.5 million was invested in information technology and e-commerce during fiscal year 2001.

     In fiscal year 2001, the Company introduced its new "Great Gifts Card" program that replaced paper gift checks with an electronic stored value card. The new card will improve efficiency and permit the issuance of electronic credits in lieu of cash refunds on returns without sales receipts.

INVENTORY MANAGEMENT AND LOGISTICS

     The Company opened a new 371,000 square foot Central Distribution Center in Blythewood, S.C., in the fall of 2000 as part of the restructuring of the Company's merchandise distribution and logistics network. In January 2001, the Company announced that its distribution centers located in Charlotte, N.C., Morrisville, N.C., Greensboro, N.C., Mauldin, S.C., Summerville, S.C. and Fayetteville, N.C. would be consolidated into the new Blythewood distribution center by August 2001. The consolidation will also enable the Company to eliminate functions that have previously been performed in 91 separate single store receiving locations. The new central distribution cross-dock facility incorporates the latest distribution center design, technology and equipment, facilitating the automation of many labor-intensive processes.

     The central distribution center, combined with new inventory management systems and "floor ready" merchandise receipt initiatives, will enable the Company to reduce significantly merchandise cycle time. The Company has also recently adopted and implemented new "Store Ready" merchandise receiving processes designed to enable stores to receive and process merchandise shipments and move goods to the sales floor early in the day before the store opens.

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

INDUSTRY AND COMPETITION

     The Company operates retail department stores in the highly competitive and dynamic retail apparel industry. Management of the Company believes that the principal competitive factors for retail department store operations include merchandise selection, quality, value, customer service and convenience. The Company believes its stores are strong competitors in all of these areas. The Company's primary competitors are traditional department stores, mass merchandisers, national apparel chains, individual specialty apparel stores and direct merchant firms, including Federated Department Stores, Inc., Wal-Mart Stores, Inc., The May Department Stores Company, Dillard's, Inc., Saks Incorporated, Sears Roebuck & Co. and J.C. Penney Company, Inc.

TRADEMARKS AND SERVICE MARKS

     BSS owns all of the principal trademarks and service marks now used by the Company, including "Belk" and "All For You". These marks are registered with the United States Patent and Trademark Office. The term of each of these registrations is generally ten years, and they are generally renewable indefinitely for additional ten-year periods, so long as they are in use at the time of renewal. Most of the trademarks, trade names and service marks employed by the Company are used in the Company's private brands program. The Company intends to vigorously protect its trademarks and service marks and initiate appropriate legal action whenever necessary.

EMPLOYEES

     As of February 3, 2001, the Company had approximately 21,000 full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees is highest during the holiday shopping period in November and December. The Company as a whole considers its relations with employees to be good. None of the employees of the Company is represented by unions or subject to collective bargaining agreements.

ITEM 2.  PROPERTIES

STORE LOCATIONS

     As of February 3, 2001, the Company operated a total of 207 retail stores in the following states:

Alabama -- 3  Maryland -- 2        Tennessee -- 3
Arkansas -- 2 Mississippi -- 1     Texas -- 2
              North
Florida -- 18 Carolina -- 74       Virginia -- 19
              South                West
Georgia -- 39 Carolina -- 38       Virginia -- 2
Kentucky -- 4

     Belk stores are located in regional malls (113), strip shopping centers
(88), "power" centers (2), "lifestyle" centers (2) and Belk Express locations
(2). Approximately 89% of the gross square footage of the typical Belk store is devoted to selling space to ensure maximum operating efficiencies. A majority of the stores are either new or have undergone renovations within the past ten years. The new and renovated stores feature the latest in retail design, including attractive exteriors and interiors. The interiors are designed to create an exciting, comfortable and convenient shopping environment for customers. They include the latest lighting and merchandise fixturing, as well as quality decorative floor and wall coverings and other special decor. The store layout is designed for ease of shopping, and store signing is used to help customers identify and locate merchandise.

     As of February 3, 2001, the Company owned 59 store buildings, leased 147 store buildings under operating leases, and owned 10 store buildings under ground leases. The typical operating lease has an initial term of between 15 and 20 years, with four renewal periods of five years each, exercisable at the Company's option.

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

NON-STORE FACILITIES

     The Company also owns or leases the following distribution centers, division offices and headquarters facilities:

BELK PROPERTY                                             LOCATION          OWN/LEASE
-------------                                       ---------------------   ---------
Belk, Inc. Southern Division Office...............  Jacksonville, FL        Lease
Belk, Inc. Northern Division Office...............  Raleigh, NC             Lease
Belk, Inc. Western Division Office................  Greenville, SC          Own
Belk Inc. Corporate and Central Division
  Offices.........................................  Charlotte, NC           Own
Belk Distribution Center..........................  Fayetteville, NC*       Lease
Belk Distribution Center..........................  Morrisville, NC*        Own
Belk Distribution Center..........................  Greensboro, NC*         Lease
Belk Distribution Center..........................  Mauldin, SC*            Lease
Belk Distribution Center..........................  Summerville, SC*        Lease
Belk Central Distribution Center..................  Blythewood, SC          Lease

---------------

* These distribution centers are being closed and consolidated into the Belk Central Distribution Center.

OTHER

     The Company owns various other real properties, including primarily former store locations and division offices. Such property is not material, either individually or in the aggregate, to the Company's results of operations or financial condition.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is engaged in various legal actions that are incidental to its business. Management of the Company believes that none of the various actions and proceedings involving the Company will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended February 3, 2001.

                                    PART II

ITEM 5. MARKET INFORMATION FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Neither the Class A Common Stock, par value $.01 per share (the "Class A Common Stock") nor the Class B Common Stock, par value $.01 per share (the "Class B Common Stock") was listed or traded on a public market during any part of fiscal year 2001. There is no established public trading market for either class of the Registrant's common stock. As of April 25, 2001, there were approximately 577 holders of record of the Class A Common Stock and 176 holders of record of Class B Common Stock. On March 28, 2001 and March 29, 2001, the Company declared a dividend of $.25 on each share of the Class A and Class B Common Stock outstanding on that date. The amount of dividends paid out with respect to fiscal year 2002 and each subsequent year will be determined at the sole discretion of the Board of Directors based upon the Company's results of operation, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                FISCAL YEAR ENDED
                                       -------------------------------------------------------------------
                                       FEBRUARY 3,   JANUARY 29,   JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                          2001          2000          1999          1998          1997
                                       -----------   -----------   -----------   -----------   -----------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED STATEMENT OF INCOME DATA:
Revenues.............................  $2,269,695    $2,144,674    $2,056,173    $1,942,247    $1,747,316
Cost of goods sold...................   1,562,100     1,452,856     1,398,446     1,323,370     1,194,936
Depreciation and amortization........      74,102        65,117        57,141        54,081        51,021
Income from operations...............     129,551       141,579       127,189       107,319        96,908
Income from continuing operations....      57,625        72,706        57,974        59,672        64,497
Income (loss) from discontinued
  operations*........................        (292)       (1,543)           --        (5,272)       36,873
Net income...........................      57,333        71,163        56,970        53,726       101,370
Basic income per share:
  From continuing operations.........        1.05          1.31          1.02           N/A           N/A
  Net income.........................        1.04          1.28          1.01           N/A           N/A
Cash dividends per share.............        0.25         0.235           N/A           N/A           N/A
SELECTED BALANCE SHEET DATA:
Accounts receivable, net.............     339,591       340,061       351,143       353,509       335,914
Merchandise inventory................     542,262       501,033       483,995       432,917       425,415
Working capital......................     617,189       591,054       626,953       496,471       442,753
Total assets.........................   1,736,865     1,631,646     1,596,063     1,350,647     1,358,900
Short-term debt......................       9,715         7,854         4,264        59,323       187,272
Long-term debt and capitalized lease
  obligations........................     452,579       405,357       403,713       299,582       216,010
Stockholders' equity.................     865,070       822,094       787,260       703,110       672,016
SELECTED OPERATING DATA:
Number of stores at end of period....         207           206           212           218           250
Comparable store net revenue
  increases..........................         4.4%          2.4%          2.8%          1.2%          2.3%

---------------

  All years include 52 weeks, with the exception of the fiscal year ended February 3, 2001, which includes 53 weeks.
* Income (loss) from discontinued operations represents the operating results and gain on the sale of BAC, Inc., which owned and operated a mall in Charlotte, North Carolina, and the operating results of TAGS, LLC, which owned and operated outlet stores.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In April 1998, the shareholders of the 112 companies previously comprising the Belk Companies (the "Predecessor Companies") approved the Reorganization of the Predecessor Companies into the Company effective on May 2, 1998. The following is a discussion of the historical consolidated or combined financial condition and results of operations of the Company and the Predecessor Companies, for each of the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999, which should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this Annual Report. The results of operations for the fiscal year ended January 30, 1999 include three months of pre-Reorganization historical combined results of the Predecessor Companies and nine months of post-Reorganization consolidated results of the Company. Prior to the Reorganization, Belk-Simpson Company, Greenville, South Carolina ("Belk-Simpson") was included in the combined financial statements as a 37% equity investment. Subsequent to the Reorganization, Belk-Simpson is included in the consolidated financial statements as a wholly owned subsidiary. References herein to the "Company" include the Belk Companies as predecessors to the Company and references herein to consolidated financial statements include combined financial statements of the Predecessor Companies for periods prior to the Reorganization.

GENERAL

     Discontinued Operations. In October 1997, the Company announced the closing of the TAGS outlet stores (the "TAGS Stores"), that were operated by TAGS Stores, LLC ("TAGS"). The operating results of this entity are presented as discontinued operations.

     Certain Components of Net Income. Revenues include sales from retail operations and net revenues from leased departments. Cost of goods sold include cost of merchandise, buying, and occupancy expense. Selling, general and administrative expense ("SG&A") includes payroll, advertising, credit and depreciation expense.

THE REORGANIZATION

     In fiscal year 2001, Belk continued to realize the benefits of the merger and reorganization of the former 112 Belk corporations into Belk, Inc., which became effective on May 2, 1998 (the "Reorganization"). Following the consolidation of its operating divisions in June 1999, the Company constructed a new 371,000 square foot central distribution center in Blythewood, S.C. in the fall of 2000 as part of the restructuring of the Company's merchandise distribution and logistics network. In January 2001, the Company announced that its distribution centers located in Charlotte, N.C., Morrisville, N.C., Greensboro, N.C., Mauldin, S.C., Summerville, S.C., and Fayetteville, N.C., together with store merchandise receiving and processing functions in 91 stores not previously serviced by a distribution center, would be consolidated into the new Blythewood center. The consolidation is scheduled to be complete by August 2001, and the Company expects the consolidation to result in significant additional expense savings and logistical efficiencies.

RESULTS OF OPERATIONS:

     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's statements of income and other pertinent financial and operating data.

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              FEBRUARY 3,   JANUARY 29,   JANUARY 30,
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
SELECTED FINANCIAL DATA:
Revenues....................................................      100.0%        100.0%        100.0%
Cost of goods sold..........................................       68.8          67.7          68.0
Selling, general and administrative expenses................       25.1          25.3          25.8
Restructuring charge........................................        0.4           0.4            --
Income from operations......................................        5.7           6.6           6.2
Interest expense, net.......................................        1.7           1.7           1.8
Income taxes................................................        1.5           1.8           1.7
Income from continuing operations...........................        2.5           3.4           2.8
Discontinued operations.....................................         --          (0.1)           --
Net income..................................................        2.5           3.3           2.8
SELECTED OPERATING DATA:
Gross square footage (in thousands).........................     16,627        16,369        16,225
Store revenues per gross sq. ft.............................       $137          $131          $127
Comparable store net revenue increases......................        4.4%          2.4%          2.8%
Number of stores:
  Opened....................................................          8             5             8
  Acquired..................................................          0             0             7
  Closed....................................................         (7)          (11)          (21)
          Total -- end of period............................        207           206           212

COMPARISON OF FISCAL YEARS ENDED FEBRUARY 3, 2001 AND JANUARY 29, 2000

     Revenues. The Company's revenues in fiscal year 2001 increased 5.8%, or $125.0 million, to $2.27 billion from $2.14 billion in fiscal year 2000. The increase resulted primarily from a 4.4% increase in revenue from comparable stores and $40.4 million of additional revenues from new, expanded and remodeled stores over the prior year revenues for those locations.

     Cost of Goods Sold. As a percentage of revenues, cost of goods sold increased to 68.8% in fiscal year 2001 as compared to 67.7% in fiscal year 2000. The increase was due primarily to unseasonably cold weather in the first quarter and softening economic conditions that lead to increased clearance markdowns to generate sales and reduce inventory levels.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) were $569.1 million in fiscal year 2001, compared to $542.6 million in fiscal year 2000, an increase of 4.9%. As a percentage of revenues, SG&A decreased to 25.1% in fiscal year 2001 from 25.3% in fiscal year 2000. The decrease in SG&A as a percentage of revenues resulted primarily from increases in finance charge income from the Company's proprietary credit card partially offset by increases in bad debt expenses from the Company's credit card, start-up costs for the Company's website development and increases in depreciation expense related to new stores and store expansions.

     During fiscal years 2001 and 2000, the Company's bad debt expense, net of recoveries, associated with the issuance of credit on the Belk proprietary credit cards, was $11.8 million and $10.1 million, respectively. During fiscal years 2001 and 2000, finance charge income on the outstanding Belk proprietary credit card receivables was $55.2 million and $50.3 million, respectively. Accounts receivable management and collection services expenses for fiscal years 2001 and 2000 were $22.1 million and $21.6 million, respectively.

     Restructuring Charge. For fiscal year 2001, the Company recorded an $8.3 million restructuring charge related to the consolidation of its six distribution centers and its merchandising receiving and processing functions in 91 stores into one new central distribution center facility. The charge consisted of $2.5 million of employee severance costs and $5.8 million related to the disposal of excess assets and real estate holding costs in the closing distribution centers.

     During fiscal year 2001 and 2000, the Company recorded a $.6 million and $7.6 million charge, respectively, in connection with the consolidation of its thirteen operating divisions into four expanded regional divisions. The charges consisted of $3.9 million of employee severance costs and $4.3 million related to the disposal of excess assets in the closing divisions.

     Income From Operations. The Company's income from operations includes an $8.9 million and $7.6 million restructuring charge for fiscal years 2001 and 2000, respectively. Excluding the restructuring charges, income from operations for fiscal year 2001 decreased $10.7 million, or 7.2%, compared to fiscal year 2000.

     Discontinued Operations. During fiscal year 2001 and 2000, the Company recognized after-tax losses on disposal of discontinued operations of $.3 and $1.5 million, respectively, as a result of increases in the estimated costs associated with the disposal of the TAGS leased property.

     Net Income. Net income decreased by $13.8 million in fiscal year 2001 compared to fiscal year 2000. Excluding the restructuring charges, gains and losses from the sale of property and investments and the loss on disposal of discontinued operations in fiscal years 2001 and 2000, net income for fiscal year 2001 decreased $9.4 million, or 12.7%, compared to fiscal year 2000.

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

     Cost of Goods Sold. As a percentage of revenues, cost of goods sold decreased to 67.7% in fiscal year 2000 as compared to 68.0% in fiscal year 1999. The reduction resulted from decreases in buying costs due to a more efficient purchasing structure.

     Selling, General and Administrative Expenses. SG&A expenses were $542.6 million in fiscal year 2000, compared to $530.5 million in fiscal year 1999, an increase of 2.3%. As a percentage of revenues, SG&A decreased to 25.3% in fiscal year 2000 from 25.8% in fiscal year 1999. The decrease is attributable to reductions in personnel costs due to improved operating efficiencies and increases in finance charge income and reduced bad debt losses on the Company's proprietary credit card receivables partially offset by $6.4 million of incremental costs incurred during fiscal year 2000 in connection with establishing the Company's four expanded regional divisions. These incremental costs consist primarily of one-time expenses for hiring and relocating employees and converting the Company's systems to support the expanded regional divisions.

     During fiscal years 2000 and 1999, the Company's bad debt expense, net of recovery associated with the issuance of credit on the Belk proprietary credit cards, was $10.1 million and $12.2 million, respectively. During fiscal years 2000 and 1999, finance charge income on the outstanding Belk proprietary credit card receivables was $50.3 million and $41.9 million, respectively. Accounts receivable management and collection services expenses for fiscal years 2000 and 1999 were $21.6 million and $21.5 million, respectively.

     Restructuring Charge. For fiscal year 2000, the company recorded a $7.6 million charge in connection with the consolidation of its thirteen operating divisions into four expanded regional divisions. The charge consisted of $3.9 million of employee severance costs and $3.7 million related to the disposal of excess assets in the closing divisions.

     Income From Operations. The Company's income from operations for fiscal year 2000 includes a $7.6 million restructuring charge related to the consolidation of its operating divisions. Excluding the impact of the restructuring charge, income from operations for fiscal year 2000 increased $22.0 million, or 17.3% over fiscal year 1999.

     Discontinued Operations. During fiscal year 2000, the Company recognized an after-tax loss on disposal of discontinued operations of $1.5 million as a result of increases in the estimated costs associated with the disposal of the TAGS leased property.

     Net Income. Net income increased by $14.2 million in fiscal year 2000 compared to fiscal year 1999. Excluding the restructuring charge incurred in fiscal year 2000, gains from sales of property and investments in fiscal years 2000 and 1999, the loss on disposal of discontinued operations in fiscal year 2000 and the extraordinary charge in fiscal year 1999, net income for fiscal year 2000 increased $16.5 million, or 28.6% over fiscal year 1999.

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

     The following table illustrates the seasonality of revenues by quarter as a percentage of the full year for the fiscal years indicated.

                                                              2001   2000   1999
                                                              ----   ----   ----
First quarter...............................................  22.1%  23.1%  21.5%
Second quarter..............................................  21.9   22.0   21.7
Third quarter...............................................  22.2   22.5   22.9
Fourth quarter..............................................  33.8   32.4   33.9

     The Company's quarterly results of operations could also fluctuate significantly as a result of a variety of factors, including the timing of new store openings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash on hand, cash flow from operations and borrowings under debt facilities. The company's primary debt facilities consist of a $275 million variable rate note, a $125 million ten-year variable rate bond facility and a $175 million seasonal line of credit agreement. The debt facilities place certain restrictions on mergers, consolidations and the sale of the Company's assets and require maintenance of minimum financial ratios. The $275 million variable rate note is collateralized by the Company's customer accounts receivable and limits borrowings under the facility to approximately 75% of the Company's customer accounts receivable.

     Because the interest rates on all of the Company's debt agreements vary with LIBOR or commercial paper rates, the Company has entered into interest rate swap agreements with various financial institutions to manage the exposure to changes in interest rates. The amount of indebtedness covered by the interest rate swaps is $300 million for fiscal years 2001 through 2008, and $250 million for fiscal year 2009.

     On April 30, 1999, the Company sold certain leasehold improvements for $42 million and is leasing them back over the next nine years. The Company has the option to repurchase the leasehold improvements at the end of the lease. In accordance with SFAS No. 98, "Accounting for Leases", and SFAS No. 66 "Accounting for Sales of Real Estate", the Company is accounting for the sale-leaseback as a financing. The Company used the proceeds from the sale to reduce borrowings under its existing debt facilities.

     Operating activities provided cash of $110.1 million during fiscal year 2001, as compared to $137.0 million in fiscal year 2000. The decrease in cash provided by operating activities compared to the prior period was principally due to decreases in net income and increases in merchandise inventory levels, partially offset by increases in depreciation and amortization expense and deferred compensation and other liabilities.

     Investing activities used cash of $117.6 million during fiscal year 2001, as compared to $96.7 million in fiscal year 2000. The increase in cash used for investing activities was primarily due to increases in purchases of property and equipment, partially offset by increases in proceeds from the sale of property and equipment.

     Expenditures for property and equipment were $139.9 million during fiscal year 2001, compared to $114.0 million in fiscal year 2000. During fiscal year 2001, the Company's capital expenditures included expenditures for opening eight new stores and making significant renovations to and/or expansions of five existing stores, establishing its e-commerce infrastructure and improving and/or upgrading its computer systems. While it is difficult to predict capital expenditures for the Company, capital expenditures over the next three fiscal years are expected to average approximately $125 million per year.

     Net cash provided by financing activities amounted to $11.9 million during fiscal year 2001, a result of increased borrowings and decreased repurchases of common stock, compared to $35.6 million of cash used by financing activities during fiscal year 2000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133". In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities", to amend SFAS No. 133. Collectively, these statements are intended to represent the comprehensive guidance on accounting for derivatives and hedging activities. These statements establish accounting and reporting standards requiring that certain derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company adopted these new standards on February 4, 2001, and will record the effect of the transition to these new accounting requirements in the results for the first quarter of fiscal year 2002. While the effect of adopting these accounting changes will not be material to the Company's results of operations, these new standards will increase volatility in reported earnings and accumulated other comprehensive income of the Company.

     In October 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs", which establishes guidance regarding the classification of shipping and handling revenue. This Issue is applicable for the Company beginning in the fourth quarter of fiscal year 2001. Shipping and handling fees and expenses are not a significant portion of the Company's operations and both have been included in selling, general and administrative expenses.

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

     The Company's net exposure to interest rate risk consists of exposure for variable rate debt in excess of its interest rate swaps. At February 3, 2001, the Company had $368 million of variable debt and $300 million of offsetting, pay variable rate, receive fixed rate swaps. The impact on the Company's results of operations of a one point interest rate change on the outstanding balance of unhedged variable rate debt as of February 3, 2001 would not be material.

     The Company also owns marketable equity securities that are subject to market risk. A discussion of the Company's accounting policies for derivative financial instruments and equity securities are included in the Summary of Significant Accounting Policies in Note 2 to the Company's financial statements.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   19
Consolidated Statements of Income...........................   20
Consolidated Balance Sheets.................................   21
Consolidated Statements of Changes in Stockholders' Equity
  and Comprehensive Income..................................   22
Consolidated Statements of Cash Flows.......................   23
Notes to Consolidated Financial Statements..................   24

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Belk, Inc.:

     We have audited the accompanying consolidated balance sheets of Belk, Inc. and subsidiaries (as described in Note 1) as of February 3, 2001 and January 29, 2000, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belk, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2, the accompanying consolidated financial statements have been restated to reflect an accrual for sales returns.

                                          KPMG LLP

Charlotte, North Carolina
March 23, 2001

                          BELK, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        FISCAL YEAR ENDED
                                                             ---------------------------------------
                                                             FEBRUARY 3,   JANUARY 29,   JANUARY 30,
                                                                2001          2000          1999
                                                             -----------   -----------   -----------
                                                                     (DOLLARS IN THOUSANDS,
                                                                    EXCEPT PER SHARE AMOUNTS)
Revenues...................................................  $2,269,695    $2,144,674    $2,056,173
Cost of goods sold (including occupancy and buying
  expenses)................................................   1,562,100     1,452,856     1,398,446
Selling, general and administrative expenses...............     569,139       542,642       530,538
Restructuring charge.......................................       8,905         7,597            --
                                                             ----------    ----------    ----------
Income from operations.....................................     129,551       141,579       127,189
Interest expense...........................................     (40,394)      (37,975)      (37,132)
Interest income............................................       1,610         1,593         1,026
Gain (loss) on property, equipment and investments.........      (2,201)        5,443           597
Other income, net..........................................       2,329           466           757
                                                             ----------    ----------    ----------
Income from continuing operations before income taxes and
  equity in earnings of unconsolidated entities............      90,895       111,106        92,437
Income taxes...............................................      33,270        38,400        34,651
                                                             ----------    ----------    ----------
Income from continuing operations before equity in earnings
  of unconsolidated entities...............................      57,625        72,706        57,786
Equity in earnings of unconsolidated entities, net of
  income taxes.............................................          --            --           188
                                                             ----------    ----------    ----------
Income from continuing operations..........................      57,625        72,706        57,974
Discontinued operations:
  Loss on disposal of discontinued operations, net of
     income tax benefit of $168 and $943 for fiscal years
     2001 and 2000, respectively...........................        (292)       (1,543)           --
                                                             ----------    ----------    ----------
Net income before extraordinary item.......................      57,333        71,163        57,974
Extraordinary item -- loan prepayment penalty, net of
  income tax benefit of $670...............................          --            --        (1,004)
                                                             ----------    ----------    ----------
Net income.................................................  $   57,333    $   71,163    $   56,970
                                                             ==========    ==========    ==========
Basic income per share:
  Income from continuing operations........................  $     1.05    $     1.31    $     1.02
                                                             ==========    ==========    ==========
  Discontinued operations..................................  $    (0.01)   $    (0.03)   $       --
                                                             ==========    ==========    ==========
  Extraordinary item.......................................  $       --    $       --    $    (0.01)
                                                             ==========    ==========    ==========
  Net income...............................................  $     1.04    $     1.28    $     1.01
                                                             ==========    ==========    ==========
Dividends per share........................................  $     0.25    $    0.235           N/A
                                                             ==========    ==========    ==========
Weighted average shares outstanding........................  54,761,335    55,403,167    56,682,252
                                                             ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                          BELK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 3,   JANUARY 29,
                                                                 2001          2000
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $   27,517    $   23,009
  Accounts receivable, net..................................     339,591       340,061
  Merchandise inventory.....................................     542,262       501,033
  Prepaid income taxes......................................         907         5,972
  Deferred income taxes.....................................          --         2,007
  Prepaid expenses and other current assets.................      13,416        11,795
                                                              ----------    ----------
          Total current assets..............................     923,693       883,877
Investment securities.......................................      21,291        22,169
Property and equipment, net.................................     662,672       598,945
Prepaid pension costs.......................................     101,499        99,542
Other assets................................................      27,710        27,113
                                                              ----------    ----------
          Total assets......................................  $1,736,865    $1,631,646
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  184,208    $  163,083
  Accrued expenses..........................................      78,866        88,116
  Accrued income taxes......................................      21,923        24,296
  Deferred income taxes.....................................       1,223            --
  Lines of credit and notes payable.........................       9,715         7,854
  Current installments of long-term debt and capital lease
     obligations............................................      10,569         9,474
                                                              ----------    ----------
          Total current liabilities.........................     306,504       292,823
Deferred income taxes.......................................      44,811        47,734
Long-term debt and capital lease obligations, excluding
  current installments......................................     442,010       395,883
Deferred compensation and other noncurrent liabilities......      78,470        73,112
                                                              ----------    ----------
          Total liabilities.................................     871,795       809,552
                                                              ----------    ----------
Stockholders' equity:
  Preferred stock...........................................          --            --
  Common stock, 54.7 million and 54.9 million shares issued
     and outstanding at February 3, 2001 and January 29,
     2000, respectively.....................................         547           549
  Paid-in capital...........................................     562,408       565,031
  Retained earnings.........................................     301,364       257,714
  Accumulated other comprehensive income (loss).............         751        (1,200)
                                                              ----------    ----------
          Total stockholders' equity........................     865,070       822,094
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $1,736,865    $1,631,646
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                          BELK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                 STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                      ACCUMULATED
                                                                                         OTHER
                                                                                     COMPREHENSIVE
                                                    COMMON    PAID-IN    RETAINED       INCOME
                                                    STOCK     CAPITAL    EARNINGS       (LOSS)        TOTAL
                                                   --------   --------   ---------   -------------   --------
                                                                     (DOLLARS IN THOUSANDS)
Balance at January 31, 1998, as previously
  reported.......................................  $ 70,629   $    470   $ 618,834     $ 13,852      $703,785
Adjustment for sales returns reserve, net of
  income tax benefit of $397.....................        --         --        (674)          --          (674)
                                                   --------   --------   ---------     --------      --------
Balance at January 31, 1998, as adjusted.........    70,629        470     618,160       13,852       703,111
Comprehensive income:
  Net income.....................................        --         --      56,970           --        56,970
  Unrealized losses on securities:
    Unrealized losses arising during the period,
      net of income tax benefit of $1,087........        --         --          --       (1,883)       (1,883)
    Reclassification adjustment for losses
      included in net income, net of income tax
      expense of $569............................        --         --          --          986           986
                                                                                                     --------
         Total comprehensive income..............                                                      56,073
                                                                                                     --------
Cash dividends...................................        --         --      (8,854)          --        (8,854)
Repurchase and retirement of stock...............       (50)        --      (3,450)          --        (3,500)
Reorganization of Belk Companies.................   (70,012)   586,171    (463,297)     (12,431)       40,431
                                                   --------   --------   ---------     --------      --------
Balance at January 30, 1999......................       567    586,641     199,529          524       787,261
Comprehensive income:
  Net income.....................................        --         --      71,163           --        71,163
  Unrealized losses on securities:
    Unrealized losses arising during the period,
      net of income tax benefit of $101..........        --         --          --         (175)         (175)
    Reclassification adjustment for gains
      included in net income, net of income tax
      benefit of $894............................        --         --          --       (1,549)       (1,549)
                                                                                                     --------
         Total comprehensive income..............                                                      69,439
                                                                                                     --------
Cash dividends...................................        --         --     (12,978)          --       (12,978)
Repurchase and retirement of stock...............       (18)   (21,610)         --           --       (21,628)
                                                   --------   --------   ---------     --------      --------
Balance at January 29, 2000......................       549    565,031     257,714       (1,200)      822,094
Comprehensive income:
  Net income.....................................        --         --      57,333           --        57,333
  Unrealized gains on securities:
    Unrealized gains arising during the period,
      net of income tax expense of $112..........        --         --          --          194           194
    Reclassification adjustment for losses
      included in net income, net of income tax
      expense of $1,015..........................        --         --          --        1,757         1,757
                                                                                                     --------
         Total comprehensive income..............                                                      59,284
                                                                                                     --------
Cash dividends...................................        --         --     (13,683)          --       (13,683)
Common stock issued..............................        --        423          --           --           423
Repurchase and retirement of stock...............        (2)    (3,046)         --           --        (3,048)
                                                   --------   --------   ---------     --------      --------
Balance at February 3, 2001......................  $    547   $562,408   $ 301,364     $    751      $865,070
                                                   ========   ========   =========     ========      ========

          See accompanying notes to consolidated financial statements.

                          BELK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              FEBRUARY 3,   JANUARY 29,   JANUARY 30,
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                                      (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................   $  57,333     $  71,163     $  56,970
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Deferred income taxes.....................................          84         6,688         5,087
  Depreciation and amortization.............................      74,102        65,117        57,141
  Restructuring charge......................................       8,905         7,597            --
  Loss of disposal of discontinued operations, net..........         292         1,543            --
  Gain on sale of property and equipment....................        (571)       (3,001)       (2,152)
  (Gain) loss on sale of investments........................       2,772        (2,443)        1,555
  Equity in earnings of unconsolidated entities, net of
    income taxes............................................          --            --          (188)
  (Increase) decrease in:
    Accounts receivable, net................................         470        11,082        14,810
    Merchandise inventory...................................     (41,229)      (17,038)      (34,987)
    Prepaid income taxes....................................       5,065         1,233        (1,756)
    Prepaid expenses and other assets.......................      (3,381)        6,256       (16,356)
  Increase (decrease) in:
    Accounts payable and accrued expenses...................       3,316        20,047        31,786
    Accrued income taxes....................................      (2,373)        3,303        18,696
    Deferred compensation and other liabilities.............       5,356       (34,519)       (4,222)
                                                               ---------     ---------     ---------
Net cash provided by operating activities...................     110,141       137,028       126,384
                                                               ---------     ---------     ---------
Cash flows from investing activities:
  Purchases of investments..................................      (6,450)       (7,424)      (10,149)
  Proceeds from sales of investments........................       7,329         9,053        23,021
  Purchases of property and equipment.......................    (139,878)     (114,015)     (136,518)
  Proceeds from sales of property and equipment.............      21,427        15,640        28,673
  Cash acquired from Belk-Simpson Reorganization............          --            --        11,861
                                                               ---------     ---------     ---------
Net cash used by investing activities.......................    (117,572)      (96,746)      (83,112)
                                                               ---------     ---------     ---------
Cash flows from financing activities:
  Payments to dissenting stockholders.......................          --            --       (50,553)
  Proceeds from notes payable...............................          --            --       271,678
  Payments on notes payable.................................          --            --       (69,095)
  Proceeds from issuance of long-term debt..................     108,879        83,217       125,000
  Principal payments on long-term debt and capital lease
    obligations.............................................     (82,070)      (87,787)     (292,134)
  Net proceeds from (payments on) lines of credit...........       1,861         3,590       (13,764)
  Dividends paid............................................     (13,683)      (12,978)       (8,854)
  Repurchase of common stock................................      (3,048)      (21,628)       (3,500)
                                                               ---------     ---------     ---------
Net cash provided (used) by financing activities............      11,939       (35,586)      (41,222)
                                                               ---------     ---------     ---------
Net increase in cash and cash equivalents...................       4,508         4,696         2,050
Cash and cash equivalents at beginning of period............      23,009        18,313        16,263
                                                               ---------     ---------     ---------
         Cash and cash equivalents at end of period.........   $  27,517     $  23,009     $  18,313
                                                               =========     =========     =========
Supplemental disclosures of cash flow information:
  Interest paid.............................................   $  40,394     $  36,775     $  34,226
  Income taxes paid, net....................................      30,494        27,176        41,607
Supplemental schedule of noncash investing and financing
  activities:
  Increase in property and equipment through assumption of
    capital leases..........................................      20,413         6,214        25,587
  Increase in investments through receipt of stock
    dividends...............................................         417            --            --
  Increase in property and equipment through assumption of
    debt....................................................          --            --        32,000
  Increase in assets and liabilities due to
    Reorganization..........................................          --            --        40,431

          See accompanying notes to consolidated financial statements.

                          BELK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Belk, Inc. and its subsidiaries (the "Company") operate retail department stores in the southeastern United States. The Company has one operating segment that comprises its department stores and an outlet store subsidiary that is presented as a discontinued operation.

     On April 15 and 16, 1998, the shareholders of the 112 companies previously comprising the Belk Companies (the "Predecessor Companies") voted to approve the reorganization (the "Reorganization") of the Predecessor Companies into a single operating entity, Belk, Inc., pursuant to a Plan and Agreement of Reorganization, dated November 25, 1997, as amended, among Belk, Inc., Belk Acquisition Co. and the Predecessor Companies (the "Reorganization Agreement"). The accompanying consolidated balance sheets as of February 3, 2001 and January 29, 2000 and the statements of income, stockholders' equity and comprehensive income and cash flows for the years ended February 3, 2001 and January 29, 2000 reflect the adjustments to merge the companies pursuant to the Reorganization. The statements of income, stockholders' equity and comprehensive income and cash flows for the fiscal year ended January 30, 1999 include three months of pre-Reorganization historical combined results of operations of the Predecessor Companies and nine months of post-Reorganization consolidated results of operations of the Company. The calculation of net income per share for the year ended January 30, 1999 assumes that the Belk, Inc. shares of common stock issued in connection with the Reorganization have been outstanding since February 1, 1998.

     On May 2, 1998, a majority of the shareholders of one of the Belk Companies, Belk-Simpson Company, Greenville, South Carolina ("Belk-Simpson"), redeemed their shares in Belk-Simpson (the "Belk-Simpson Reorganization"). Prior to the Belk-Simpson Reorganization, the 37% investment in Belk-Simpson was accounted for under the equity method of accounting. Subsequent to the Belk-Simpson Reorganization, Belk-Simpson is included in the consolidated financial statements as a wholly owned subsidiary. Equity in earnings of Belk-Simpson in fiscal year 1999 was $188.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

     The Company's fiscal year ends on the Saturday closest to each January 31. Fiscal year 2001 ended on February 3, 2001 and included 53 weeks. Fiscal years 2000 and 1999 ended on January 29, 2000 and January 30, 1999, respectively, and included 52 weeks.

REVENUES

     Revenues include sales from retail operations, net of returns, and the net revenue received from leased departments of $7,024, $6,557 and $5,853 for fiscal years 2001, 2000 and 1999, respectively.

     Historically, the Company did not record sales returns on the accrual basis of accounting because the difference between the cash and accrual basis of accounting was not material. In fiscal 2001, the Company began accruing sales returns in accordance with generally accepted accounting principles. Accordingly, the

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

Company recorded the cumulative effect of this change on prior periods, which resulted in an increase in current assets of $2,146, an increase in current liabilities of $2,820 and a corresponding decrease in retained earnings of $674 as of January 31, 1998. Because the effects of this change were insignificant in fiscal years 1999 and 2000, the Company recorded such amounts in fiscal year 2001 as a reduction of net income of $21.

COST OF GOODS SOLD

     Cost of goods sold includes occupancy and buying expenses. Occupancy expenses include rent, utilities and real estate taxes. Buying expenses include payroll and travel expenses associated with the buying function.

FINANCE CHARGES

     Selling, general and administrative expenses in the statements of income are reduced by finance charge revenue arising from customer accounts receivable. Finance charge revenues were $55,228, $50,349, and $41,918 in fiscal years 2001, 2000, and 1999, respectively.

PRE-OPENING COSTS

     Store pre-opening costs are expensed as incurred.

ADVERTISING

     Advertising costs, net of co-op recoveries from suppliers, are expensed as incurred and amounted to $65,598, $63,934, and $60,707 in fiscal years 2001, 2000 and 1999, respectively.

IMPAIRMENT CHARGE

     The Company evaluates its investment in long-lived assets on an individual store basis and determines fair value based upon an assessment of historical and projected operating results. For fiscal years 2001, 2000 and 1999, no impairment charges to reduce the carrying value of these assets have been incurred as a result of this analysis.

CASH EQUIVALENTS

     Cash equivalents include liquid investments with an original maturity of 90 days or less.

MERCHANDISE INVENTORY

     Merchandise inventory is stated at the lower of average cost or market as determined by the retail inventory method.

INVESTMENTS

     The Company accounts for investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Securities classified as available-for-sale are valued at fair value, while securities that the Company has the ability and positive intent to hold to maturity are valued at amortized cost. The Company includes unrealized holding gains and losses for available-for-sale securities in other comprehensive income. Realized gains and losses are recognized on a specific identification basis and are included in income. Declines in value that are considered to be other than temporary are reported in gain (loss) on property, equipment and investments.

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

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

STOCK COMPENSATION POLICY

     The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations (see Note 14) in measuring compensation cost under its Incentive Stock Plan. Accordingly, compensation expense is recorded over the performance period based on the estimated fair market value of the stock.

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

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The counterparties to these instruments are major financial institutions. These agreements are used to reduce the potential impact of increases in interest rates on variable rate long-term debt. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. Other than the amounts allocated to interest rate swaps in recording the Reorganization, the fair value of the swap agreements is not recognized in the financial statements. If a swap is terminated prior to its maturity, the gain or loss is recognized over the remaining original life of the swap if the item hedged remains outstanding, or immediately, if the item hedged does not remain outstanding. If the swap is not terminated prior to maturity, but the underlying hedged item is no longer outstanding, the interest rate swap is marked to market and any unrealized gain or loss is recognized immediately.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 31, 1999, the Company adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes standards for the costs of computer software developed or obtained for internal use. During fiscal years 2001 and 2000,

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

the Company has capitalized $3.0 million and $2.7 million, respectively, of costs for internal use software that historically would have been expensed.

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities", to amend SFAS No. 133. Collectively, these statements are intended to represent the comprehensive guidance on accounting for derivatives and hedging activities. These statements establish accounting and reporting standards requiring that certain derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting.

     The Company adopted these new standards on February 4, 2001, and will record the effect of the transition to these new accounting requirements in the results for the first quarter of fiscal year 2002. While the effect of adopting these accounting changes will not be material to the Company's results of operations, these new standards will increase the volatility in reported earnings and other comprehensive income of the Company.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior years' financial statements to conform with the classification used in the financial statements for the fiscal year ended February 3, 2001.

(3) RESTRUCTURING CHARGE

     During fiscal year 2001, the Company recorded a charge of $8,259 in connection with the consolidation of its six distribution centers and its merchandising receiving and processing functions in 91 stores into one new central distribution center facility (the "Logistics Restructuring"). The restructuring charge includes estimated costs of closing the six distribution centers, the elimination of approximately 900 positions and the anticipated loss on disposal of certain long-lived assets. The Company used the estimated net realizable value to determine the anticipated loss on disposal of excess property and equipment. The excess property and equipment will be disposed of or sold.

     During fiscal year 2000, the Company recorded a charge of $7,597 in connection with the consolidation of its thirteen operating divisions into four expanded regional divisions (the "Division Restructuring"). The Company closed excess facilities and eliminated 340 positions as a result of streamlining operations related to the restructuring. Closing of the facilities and elimination of the positions occurred during the second quarter of fiscal year 2000. Excess property and equipment is being disposed of or sold. An additional charge of $646 was recorded during fiscal year 2001 and represents an increase in the estimated future lease obligations of leased locations and an increase in the estimated loss on property which is being held for sale.

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     The restructuring charges and their utilization are as follows:

                                                BALANCE AT                             BALANCE AT
                                                JANUARY 29,    CHARGES/                FEBRUARY 3,
                                                   2000       ADJUSTMENTS   UTILIZED      2001
                                                -----------   -----------   --------   -----------
Logistics restructuring:
  Employee severance costs....................     $ --         $2,533        $ 70       $2,463
  Real estate holding costs...................       --          3,374          --        3,374
  Disposal of excess property and equipment...       --          2,352          --        2,352
                                                   ----         ------        ----       ------
          Total logistics restructuring.......       --          8,259          70        8,189
                                                   ----         ------        ----       ------
Division restructuring:
  Employee severance costs....................      110             --         110           --
  Real estate holding costs...................      857            451         456          852
  Disposal of excess property and equipment...       --            195          --          195
                                                   ----         ------        ----       ------
          Total division restructuring........      967            646         566        1,047
                                                   ----         ------        ----       ------
          Total...............................     $967         $8,905        $636       $9,236
                                                   ====         ======        ====       ======

(4) DISCONTINUED OPERATIONS

     In September 1997, the managers and the advisory board of TAGS Stores, LLC, ("TAGS"), the Company's discount outlet store subsidiary, adopted a formal plan to liquidate its operations during the 1997 Christmas retailing season. Accordingly, the results of operations of TAGS are presented as discontinued operations. During the year ended February 3, 2001 and January 29, 2000, additional losses of $.3 million, net of income tax benefit of $.2 million and $1.5 million, net of income tax benefit of $.9 million, respectively, were provided for the disposal of the TAGS leased properties that are requiring more time than originally anticipated.

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

     Accounts receivable, net consists of:

                                                              FEBRUARY 3,   JANUARY 29,
                                                                 2001          2000
                                                              -----------   -----------
Customer receivables........................................   $330,002      $330,490
Other.......................................................     20,560        19,478
Less allowance for doubtful accounts........................    (10,971)       (9,907)
                                                               --------      --------
          Accounts receivable, net..........................   $339,591      $340,061
                                                               ========      ========

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     Changes in the allowance for doubtful accounts are as follows:

                                                                   FISCAL YEAR ENDED
                                                        ---------------------------------------
                                                        FEBRUARY 3,   JANUARY 29,   JANUARY 30,
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Balance, beginning of year............................   $  9,907       $ 9,352      $  8,406
Charged to expense....................................     11,814        10,087        12,237
Acquired..............................................         --            --           313
Net uncollectible balances written off................    (10,750)       (9,532)      (11,604)
                                                         --------       -------      --------
          Balance, end of year........................   $ 10,971       $ 9,907      $  9,352
                                                         ========       =======      ========

(6) INVESTMENT SECURITIES

     Held-to-maturity securities consist of federal, state and local debt securities. Details of investments in held-to-maturity securities are as follows:

                                                              FEBRUARY 3,   JANUARY 29,
                                                                 2001          2000
                                                              -----------   -----------
Amortized cost..............................................    $12,300       $12,676
Gross unrealized gains (losses).............................        512           (87)
                                                                -------       -------
          Fair value........................................    $12,812       $12,589
                                                                =======       =======

     At February 3, 2001, scheduled maturities of held-to-maturity securities are as follows:

                                                                           AMORTIZED
                                                              FAIR VALUE     COST
                                                              ----------   ---------
One to five years...........................................   $ 4,560      $ 4,406
Six to ten years............................................     2,587        2,436
After ten years.............................................     5,665        5,458
                                                               -------      -------
                                                               $12,812      $12,300
                                                               =======      =======

     Available-for-sale securities consist primarily of equity investments. Details of investments in available-for-sale securities are as follows:

                                                              FEBRUARY 3,   JANUARY 29,
                                                                 2001          2000
                                                              -----------   -----------
Cost........................................................    $7,849        $11,423
Gross unrealized gains......................................     1,462          1,812
Gross unrealized losses.....................................      (320)        (3,742)
                                                                ------        -------
          Fair value of securities..........................    $8,991        $ 9,493
                                                                ======        =======

     Gross realized gains on sales of investment securities included in income in fiscal years 2001, 2000, and 1999 were $726, $2,704, and $277, respectively, and gross realized losses on sales of investment securities included in income in fiscal years 2001, 2000, and 1999 were $383, $261, and $1,832, respectively. Additionally, gross realized losses on investment securities with other than temporary declines in market values of $3,115 were included in operations in fiscal year 2001.

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

(7) PROPERTY AND EQUIPMENT, NET

     Details of property and equipment, net are as follows:

                                                       ESTIMATED   FEBRUARY 3,   JANUARY 29,
                                                         LIVES        2001          2000
                                                       ---------   -----------   -----------
Land.................................................      n/a     $   30,692    $   33,075
Buildings............................................    30-40        610,617       573,870
Furniture, fixtures and equipment....................      3-7        580,833       540,330
Construction in progress.............................      n/a         33,049        27,371
                                                         -----     ----------    ----------
                                                                    1,255,191     1,174,646
Less accumulated depreciation and amortization.......                (592,519)     (575,701)
                                                                   ----------    ----------
          Property and equipment, net................              $  662,672    $  598,945
                                                                   ==========    ==========

(8) ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

                                                              FEBRUARY 3,   JANUARY 29,
                                                                 2001          2000
                                                              -----------   -----------
Salaries, wages and employee benefits.......................    $22,331       $20,475
Interest....................................................      5,899         4,220
Rent........................................................      6,347         6,042
Taxes, other than income....................................      6,778         4,685
Construction obligation.....................................      9,790        32,000
Reserve for restructuring...................................      9,236           967
Other.......................................................     18,485        19,727
                                                                -------       -------
          Accrued expenses..................................    $78,866       $88,116
                                                                =======       =======

(9) BORROWINGS

     Long-term debt, principally due to banks, and capital lease obligations consist of the following:

                                                              FEBRUARY 3,   JANUARY 29,
                                                                 2001          2000
                                                              -----------   -----------
Bond facility...............................................   $125,000      $125,000
Note payable................................................    243,051       205,852
Sale/leaseback financing....................................     35,835        39,743
Capital lease agreements through February 2018..............     48,158        34,160
Unsecured notes payable.....................................        535           602
                                                               --------      --------
                                                                452,579       405,357
Less current installments...................................    (10,569)       (9,474)
                                                               --------      --------
Long-term debt and capital lease obligations, excluding
  current installments......................................   $442,010      $395,883
                                                               ========      ========

     The annual maturities of long-term debt and capital lease obligations over the next five years as of February 3, 2001 are $10,569, $254,308, $9,119, $6,560
and $6,956, respectively.

     The bond facility matures in July 2008 and bears interest at a variable rate based on the market for the bonds that has historically approximated one-month LIBOR plus 50 basis points. The note payable bears

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

interest at a rate that approximates LIBOR plus 35 basis points, is collateralized by the Company's customer accounts receivable and limits borrowings to the lesser of $275 million or approximately 75% of the Company's customer accounts receivable. The note payable expires in April 2002 and, accordingly, the balance as of February 3, 2001 has been included in annual maturities of long-term debt for fiscal year 2003. However, the note may be renewed by mutual consent of the parties and it is the Company's intent to utilize the note payable as long-term financing. At February 3, 2001, LIBOR was 5.6%.

     On April 30, 1999, the Company sold certain leasehold improvements for $42 million and is leasing them back over the next nine years. The Company has the option to repurchase the leasehold improvements at the end of the lease. In accordance with SFAS No. 98, "Accounting for Leases", and SFAS No. 66 "Accounting for Sales of Real Estate", the Company is accounting for the sale-leaseback as financing. The effective interest rate on the facility is 7.27%. The Company used the proceeds from the sale to reduce borrowings under its existing debt facilities.

     The Company's loan agreements place restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens and investments. They also contain leverage ratio, tangible net worth and fixed charge coverage ratio requirements. The Company is in compliance with all debt covenants.

     The Company has entered into interest rate swap agreements with various financial institutions to manage the exposure to changes in interest rates on its variable rate indebtedness. The amount of indebtedness covered by the interest rate swaps is $300 million for fiscal years 2001 through 2008 and $250 million for fiscal year 2009.

     At February 3, 2001, the Company has an unsecured line of credit agreement totaling $175 million with a bank at a variable interest rate based on LIBOR plus 60 basis points. The agreement expires on May 29, 2001 and may be renewed upon mutual agreement between the parties. The amounts outstanding under line of credit agreements at February 3, 2001 and January 29, 2000 were $9,715 and $7,854, respectively. The weighted average interest rates on short-term borrowings at February 3, 2001 and January 29, 2000 were 6.2% and 6.5%, respectively.

     The Company prepaid substantially all of its unsecured notes and all of its mortgage notes outstanding during fiscal year 1999 due to the availability of lower interest rate financing. The Company incurred a loan prepayment penalty of $1,004, net of income taxes of $670, on a mortgage prepayment that is reported as an extraordinary loss.

(10) LEASES

     The Company leases certain of its stores, warehouse facilities and equipment. The majority of these leases will expire over the next 15 years. The leases usually contain renewal options and provide for payment by the lessee of real estate taxes and other expenses and, in certain instances, contingent rentals determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities. Assets under capital lease and accumulated amortization were $69,239 and $24,009, respectively, at February 3, 2001 and are included in property and equipment, net.

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     Future minimum lease payments under noncancelable leases as of February 3, 2001 were as follows:

FISCAL YEAR                                                   CAPITAL    OPERATING
-----------                                                   --------   ---------
2002........................................................  $  9,732   $ 40,559
2003........................................................     9,687     33,513
2004........................................................     6,852     31,051
2005........................................................     3,789     28,490
2006........................................................     3,716     24,612
After 2006..................................................    38,487    127,228
                                                              --------   --------
          Total.............................................    72,263   $285,453
                                                                         ========
Less imputed interest.......................................   (24,105)
                                                              --------
Present value of minimum lease payments.....................    48,158
Less current portion........................................    (6,635)
                                                              --------
                                                              $ 41,523
                                                              ========

     Rental expense for all operating leases consists of the following:

                                                                   FISCAL YEAR ENDED
                                                        ---------------------------------------
                                                        FEBRUARY 3,   JANUARY 29,   JANUARY 30,
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Buildings:
  Minimum rentals.....................................    $30,896       $29,733       $29,420
  Contingent rentals..................................      4,742         4,795         5,059
Equipment.............................................      5,051         7,481         9,316
                                                          -------       -------       -------
          Total rental expense........................    $40,689       $42,009       $43,795
                                                          =======       =======       =======

(11) INCOME TAXES

     Federal and state income tax expense from continuing operations was as follows:

                                                                   FISCAL YEAR ENDED
                                                        ---------------------------------------
                                                        FEBRUARY 3,   JANUARY 29,   JANUARY 30,
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Current:
  Federal.............................................    $29,523       $27,813       $24,654
  State...............................................      3,663         3,899         4,910
                                                          -------       -------       -------
                                                           33,186        31,712        29,564
                                                          -------       -------       -------
Deferred:
  Federal.............................................         80         5,751         3,644
  State...............................................          4           937         1,443
                                                          -------       -------       -------
                                                               84         6,688         5,087
                                                          -------       -------       -------
Income taxes..........................................    $33,270       $38,400       $34,651
                                                          =======       =======       =======

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     A reconciliation between income taxes from continuing operations computed using the effective income tax rate and the federal statutory income tax rate of 35% is as follows:

                                                                   FISCAL YEAR ENDED
                                                        ---------------------------------------
                                                        FEBRUARY 3,   JANUARY 29,   JANUARY 30,
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Income tax at the statutory federal rate..............    $31,813       $38,887       $32,353
State income taxes, net of federal income tax
  benefit.............................................      2,384         3,142         4,130
Change in valuation allowance.........................         --          (675)       (1,775)
Other.................................................       (927)       (2,954)          (57)
                                                          -------       -------       -------
Income taxes..........................................    $33,270       $38,400       $34,651
                                                          =======       =======       =======

     Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consist of:

                                                              FEBRUARY 3,   JANUARY 29,
                                                                 2001          2000
                                                              -----------   -----------
Deferred tax assets:
  Benefit plan costs........................................   $ 25,634       $24,720
  Reserve for restructuring.................................      3,965           831
  Inventory capitalization..................................      6,149         5,525
  Allowance for doubtful accounts...........................      3,878         3,432
  Tax carryovers............................................      2,803         1,994
  Accrued vacation..........................................      2,404         2,306
  Advanced payments received................................      5,713            --
  Other.....................................................      6,012         5,167
                                                               --------       -------
Gross deferred tax assets...................................     56,558        43,975
Less valuation allowance....................................       (255)         (255)
                                                               --------       -------
          Net deferred tax assets...........................     56,303        43,720
                                                               --------       -------
Deferred tax liabilities:
  Prepaid pension costs.....................................     37,707        36,432
  Property and equipment....................................     44,567        38,547
  Inventory.................................................     15,584         9,266
  Investment securities.....................................      2,619         2,594
  Other.....................................................      1,860         2,608
                                                               --------       -------
Gross deferred tax liabilities..............................    102,337        89,447
                                                               --------       -------
          Net deferred tax liabilities......................   $ 46,034       $45,727
                                                               ========       =======

     The valuation allowance decreased $0 and $675 for the years ended February 3, 2001 and January 29, 2000, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the temporary differences becoming deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     As of February 3, 2001, the Company has net operating loss carryforwards for federal and state income tax purposes of $3,628 and $31,713, respectively, which are available to offset future taxable income, if any. These carryforwards expire at various intervals through 2016. In addition, the Company has alternative

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

minimum tax net operating loss carryforwards of $3,829 which are available to reduce future alternative minimum taxable income at various intervals through 2013.

(12) PENSION AND POST-RETIREMENT BENEFITS

     The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation. In fiscal year 2001, a plan amendment changed the averaging period of employees' compensation from calendar years 1994, 1995 and 1996 to calendar years 1998, 1999 and 2000, or the first two years of participation if employed after 1998. The cost of pension benefits has been determined by the projected unit credit actuarial method in accordance with SFAS No. 87 "Employers' Accounting for Pensions". The assets held by the plan consist of 68% equities and 32% fixed income investments. No additional funding of the plan is anticipated in the foreseeable future.

     The Company also has a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain retired full-time employees. The Company accounts for postretirement benefits by recognizing the cost of these benefits over an employee's estimated term of service with the Company, in accordance with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions".

     The change in benefit obligation, change in plan assets, funded status, amounts recognized and unrecognized, net periodic benefit cost and actuarial assumptions are as follows:

                                                  PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                              -------------------------   -------------------------
                                              FEBRUARY 3,   JANUARY 29,   FEBRUARY 3,   JANUARY 29,
                                                 2001          2000          2001          2000
                                              -----------   -----------   -----------   -----------
Change in benefit obligation:
  Benefit obligation at beginning of year...   $233,931      $231,806      $ 33,450      $ 36,988
  Service cost..............................     11,134        13,301           378           506
  Interest cost.............................     18,199        16,583         2,246         2,433
  Amendments................................      4,209            --            --            --
  Actuarial gain............................    (14,785)      (10,529)       (5,005)       (3,748)
  Benefits paid.............................    (14,164)      (17,230)       (2,668)       (2,729)
                                               --------      --------      --------      --------
  Benefit obligation at end of year.........    238,524       233,931        28,401        33,450
                                               --------      --------      --------      --------
Change in plan assets:
  Fair value of plan assets at beginning of
     year...................................    364,874       356,598            --            --
  Actual return on plan assets..............     23,279        25,506            --            --
  Contributions to plan.....................         --            --         2,668         2,729
  Benefits paid.............................    (14,164)      (17,230)       (2,668)       (2,729)
                                               --------      --------      --------      --------
  Fair value of plan assets at end of
     year...................................    373,989       364,874            --            --
                                               --------      --------      --------      --------
Funded status...............................    135,465       130,943       (28,401)      (33,450)
Unrecognized net transition obligation......         --          (523)        3,141         3,403
Unrecognized prior service costs............      5,316         1,187            --            --
Unrecognized net (gain) loss................    (39,282)      (32,065)       (2,402)        2,603
                                               --------      --------      --------      --------
          Net amount recognized.............   $101,499      $ 99,542      $(27,662)     $(27,444)
                                               ========      ========      ========      ========

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     The components of net periodic benefit expense (income) are as follows:

                                       PENSION PLAN                           POSTRETIREMENT PLAN
                          ---------------------------------------   ---------------------------------------
                          FEBRUARY 3,   JANUARY 29,   JANUARY 30,   FEBRUARY 3,   JANUARY 29,   JANUARY 30,
                             2001          2000          1999          2001          2000          1999
                          -----------   -----------   -----------   -----------   -----------   -----------
Service cost............   $ 11,134      $ 13,301      $ 13,068       $  378        $  506        $  464
Interest cost...........     18,199        16,583        15,536        2,246         2,433         2,472
Expected return on
  assets................    (30,847)      (27,629)      (25,048)          --            --            --
Amortization of
  unrecognized items:
  Net transition (asset)
     obligation.........       (523)         (523)       (1,022)         262           262           486
  Prior service cost....         80            78           144           --            --            --
  Net (gains) losses....         --            --          (545)          --           229           241
                           --------      --------      --------       ------        ------        ------
          Net periodic
            benefit
            expense
            (income)....   $ (1,957)     $  1,810      $  2,133       $2,886        $3,430        $3,663
                           ========      ========      ========       ======        ======        ======

     Weighted average assumptions were:

                                       PENSION PLAN                           POSTRETIREMENT PLAN
                          ---------------------------------------   ---------------------------------------
                          FEBRUARY 3,   JANUARY 29,   JANUARY 30,   FEBRUARY 3,   JANUARY 29,   JANUARY 30,
                             2001          2000          1999          2001          2000          1999
                          -----------   -----------   -----------   -----------   -----------   -----------
Discount rates..........     7.75%         7.75%         6.75%         7.75%         7.75%         6.75%
Rates of compensation
  increase..............     4.00          4.00          4.00           N/A           N/A           N/A
Return on plan assets...     9.40          8.50          8.50           N/A           N/A           N/A

     For measurement purposes, a 5.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal year 2001; the rate was assumed to remain at 5.5% for fiscal years thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation as of February 3, 2001 by $2,106 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended February 3, 2001 by $261. Decreasing the assumed health care cost trend rates by one percentage point would decrease the accumulated postretirement benefit obligation as of February 3, 2001 by $1,722 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended February 3, 2001 by $209.

     During fiscal year 2001, the Company changed its measurement date from December 31 to October 31 for the defined benefit pension plan and the defined benefit health care plan. Changing the measurement date from December 31 to October 31 had an immaterial impact on the financial statements.

(13) OTHER EMPLOYEE BENEFITS

     The Belk Employees' Health Care Plan provides medical and dental benefits to substantially all full-time employees. This Plan is "self-funded" for medical and dental benefits through a 501(c)(9) Trust. The Group Life Insurance Plan and The Belk Employees Short Term Disability Insurance Plan provide insurance to substantially all full-time employees and are fully insured through contracts issued by insurance companies. Contributions by the Company under these plans amounted to approximately $20,323, $20,799, and $17,350 in fiscal years 2001, 2000, and 1999, respectively.

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     The Belk 401(k) Savings Plan, a contributory, defined contribution multi-employer plan, provides benefits for substantially all employees. Prior to January 1, 1998, the contributions to the plan generally represented 10% of profits, as defined. Beginning on January 1, 1998, the contributions to the 401(k) Savings Plan are comprised of a matching contribution, generally 50% of the employees' contribution up to 6% of eligible compensation, and a basic contribution, generally 2% of eligible compensation, regardless of the employees' contributions. The cost of the plan was approximately $9,586, $9,280, and $7,961 in fiscal years 2001, 2000, and 1999, respectively.

     The Supplemental Executive Retirement Plan ("SERP") is a non-qualified defined benefit retirement plan that provides retirement and death benefits to certain qualified executives of the Company. Total SERP costs charged to operations were approximately $1,744, $1,467, and $1,431 in fiscal years 2001, 2000, and 1999, respectively. The effective discount rate used in determining the net periodic SERP cost is 7.75%, 7.75%, and 6.75% for fiscal years 2001, 2000, and 1999, respectively. Actuarial gains and losses are amortized over the average remaining service lives of the participants. At February 3, 2001 and January 29, 2000, the projected benefit obligation for this plan was $15,372 and $13,951, respectively. The corresponding accrued obligation of $14,286 and $13,650, respectively, has been recognized as a non-current liability in the balance sheet.

     Certain eligible employees participate in a non-qualified Deferred Compensation Plan ("DCP"). Participants in the DCP have elected to defer a portion of their regular compensation subject to certain limitations prescribed by the DCP. The Company is required to pay interest on the employees' deferred compensation at various rates that have historically been between 8% and 15%. Total interest expense related to the plan and charged to operations was approximately $3,567, $3,486, and $4,007, in fiscal years 2001, 2000, and 1999, respectively.

(14) STOCK-BASED COMPENSATION

     In fiscal year 2001, the Company implemented the Belk, Inc. 2000 Incentive Stock Plan (the "Plan") which is administered by the Company's Board of Directors. Under the Plan, the Company is authorized to award various types of equity incentives to key employees.

     During fiscal year 2001, the Company accrued compensation expense for performance based stock awards to certain key executives. These performance based stock awards will be granted at the end of three years if the Company meets specified cumulative performance targets during that period. No monetary consideration is paid by employees who receive performance stock awards.

     The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") in measuring compensation cost extended under the Plan. Accordingly, compensation expense is recorded over the performance period based on estimates of performance levels and the estimated fair market value of the stock. The method for determining the fair value of the stock is based on a third party valuation. Performance based compensation expense for 2001 was $684.

     If the Company would have elected to follow the measurement provisions of SFAS No. 123, "Accounting for Stock-based Compensation", in accounting for its performance based stock awards, there would have been no change in net income for fiscal year 2001.

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Carrying values approximate fair values for financial instruments that are short-term in nature, such as cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and lines of credit. The fair value of other financial instruments are as follows:

                                                 FEBRUARY 3, 2001      JANUARY 29, 2000
                                                -------------------   -------------------
                                                CARRYING     FAIR     CARRYING     FAIR
                                                 VALUE      VALUE      VALUE      VALUE
                                                --------   --------   --------   --------
Long-term debt (excluding capitalized
  leases).....................................  $404,421   $405,814   $371,197   $371,197
Interest rate swap agreements.................    (2,647)    (8,804)    (3,078)    16,135
Investment securities.........................    21,291     21,803     22,169     22,082

     The fair value of the Company's fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The carrying value of the Company's variable rate long-term debt approximates its fair value.

     The fair value of interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreement, taking into account the current credit worthiness of the swap counterparties.

(16) STOCKHOLDERS' EQUITY

     Authorized capital stock of Belk, Inc. includes 200 million shares of Class A common stock, 200 million shares of Class B common stock and 20 million shares of preferred stock, all with par value of $.01 per share. At February 3, 2001, there were 53,713,078 shares of Class A common stock outstanding, 1,025,436 shares of Class B common stock outstanding, and no shares of preferred stock outstanding. The Class A shares were issued in exchange for the shares of existing shareholders of the Predecessor Companies in connection with the Reorganization described in Note 1.

     Class A shares are convertible into Class B shares on a 1 for 1 basis, in whole or in part, at any time at the option of the holder. Class A and Class B shares are identical in all respects, with the exception that Class A stockholders are entitled to ten votes per share and Class B stockholders are entitled to one vote per share. There are restrictions on transfers of Class A shares to any person other than a Class A permitted holder. Each Class A share transferred to a non-Class A permitted holder automatically converts into one share of Class B.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE (ITEM 304 OF REGULATION S-K)

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to Directors and Executive Officers of the Registrant is included in the Sections entitled "Election of Directors", "Management of the Company", "Executive Compensation - Executive Officers" and "Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2001 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the Section entitled "Executive Compensation" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2001 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the Sections entitled "Management Common Stock Ownership" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2001 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the Section entitled "Executive Compensation -- Certain Transactions" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2001 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements

        Independent Auditors' Report

        Consolidated Balance Sheets -- February 3, 2001 and January 29, 2000

        Consolidated Statements of Income -- Fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999

        Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income -- Fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999

        Consolidated Statements of Cash Flow -- Fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999

        Notes to Consolidated Financial Statements

     2. Consolidated Financial Statement Schedules

        All schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or the notes thereto.

     3. Exhibits

     The following list of Exhibits includes both Exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

  3.1 Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, File No.
         333-42935)
  3.2    Form of Amended and Restated Bylaws of the Company
         (incorporated by reference to Exhibit 3.3 to the Company's
         Registration Statement on Form S-4, File No. 333-42935)
 10.1 Belk, Inc. 2000 Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K, filed on April 28, 2000 (File No. 000-26207))
 10.2 Letter Agreement extending the Commitment Termination Date of the Note Purchase Agreement, dated as of May 3, 1999, by and among Belk, Inc., as Debtor, The Belk Center, Inc., as
         Servicer, Enterprise Funding Corporation, and NationsBank,
         N.A., as agent for Enterprise Funding Corporation and the Bank Investors and as a Bank Investor (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
         Report on Form 10-Q, filed on June 13, 2000 (File No.
         000-26207))
 10.3 Credit Agreement, dated as of May 30, 2000, by and between Belk, Inc., as Borrower, and Wachovia Bank, N.A., as Bank
         (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on
         September 12, 2000 (File No. 000-26207))
 21.1    Subsidiaries

     (b) Reports on Form 8-K

     There were no reports filed on Form 8-K during the fiscal year ended February 3, 2001.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of May 2001.

                                          BELK, INC.
                                          (Registrant)

                                          By:       /s/ JOHN M. BELK
                                            ------------------------------------
                                                        John M. Belk
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on May 4, 2001.

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

           /s/ SARAH BELK GAMBRELL             Director
---------------------------------------------
             Sarah Belk Gambrell

           /s/ J. KIRK GLENN, JR.              Director
---------------------------------------------
             J. Kirk Glenn, Jr.

           /s/ KARL G. HUDSON, JR.             Director
---------------------------------------------
             Karl G. Hudson, Jr.

              /s/ JOHN A. KUHNE                Director
---------------------------------------------
                John A. Kuhne

             /s/ BRIAN T. MARLEY               Executive Vice President, Finance
---------------------------------------------  (Principal Financial Officer)
               Brian T. Marley

             /s/ BILL R. WALTON                Senior Vice President and Treasurer
---------------------------------------------  (Principal Accounting Officer)
               Bill R. Walton