Form 10-Q
period 2001-05-05
BELK INC
filed 2001-06-19
CIK 1051771

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended MAY 5, 2001
                                  -------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from                     to
                                  ---------------------   ----------------------


                        Commission file number 000-26207
                                               ---------

                                   BELK, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)

                  Delaware                                       56-2058574
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

 2801 West Tyvola Road, Charlotte, NC                            28217-4500
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, including Area Code   (704) 357-1000
                                                   --------------------



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

At June 1, 2001, the registrant had issued and outstanding 53,679,686 shares of class A common stock and 1,062,020 shares of class B common stock.

                                   BELK, INC.
                               INDEX TO FORM 10-Q

                                                                          Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements (unaudited)

       Condensed Consolidated Statements of Income for the
         Three Months Ended May 5, 2001 and April 29, 2000                   4

       Consolidated Balance Sheets as of May 5, 2001 and February 3, 2001    5

       Consolidated Statement of Changes in Stockholders' Equity and
         Comprehensive Income for the Three Months Ended May 5, 2001         6

       Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended May 5, 2001 and April 29, 2000                        7

       Notes to Condensed Consolidated Financial Statements                  8

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             10

    Item 3. Quantitative and Qualitative Disclosures About Market Risk      11


PART II. OTHER INFORMATION

    Item 2. Changes in Securities and Use of Proceeds                       12

    Item 4. Submission of Matters to a Vote of Security Holders             12

    Item 6. Exhibits and Reports on Form 8-K                                12

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS

         Certain statements made in this report, and other written or oral statements made by or on behalf of Belk, Inc. and its subsidiaries (the "Company"), may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as "may," "will," "intend," "project," "expect," "anticipate," "believe," "estimate," "continue," or other similar words. These forward-looking statements are subject to certain risks and uncertainties, which may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. We believe these forward-looking statements are reasonable; however, you should not place undue reliance on such statements.

         For a detailed explanation of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned "This Information Contains Forward-Looking Statements" in our Annual Report on Form 10-K for the fiscal year ended February 3, 2001 that we filed with the Securities and Exchange Commission on May 4, 2001. Our other filings with the Securities and Exchange Commission may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.

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

                           BELK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)

                                                                             Three Months Ended
                                                                       ----------------------------
                                                                           May 5,         April 29,
                                                                            2001            2000
                                                                       ------------    ------------
Revenues                                                               $    513,983    $    501,533
Cost of goods sold (including occupancy and buying expenses)                358,628         350,293
Selling, general and administrative expenses                                142,064         130,506
                                                                       ------------    ------------
Income from operations                                                       13,291          20,734
Interest expense, net                                                       (10,024)         (9,414)
Gain on property, equipment and investments                                     605           3,771
Other income, net                                                               450             507
                                                                       ------------    ------------
Income before income taxes and cumulative effect of change
    in accounting principle                                                   4,322          15,598
Income taxes                                                                  1,580           5,710
                                                                       ------------    ------------
Income before cumulative effect of change in accounting principle             2,742           9,888
Cumulative effect of change in accounting principle,
   net of income tax benefit of $610                                         (1,038)             --
                                                                       ------------    ------------
Net income                                                             $      1,704    $      9,888
                                                                       ============    ============

Basic income per share:
   Income before cumulative effect of change in accounting principle   $       0.05    $       0.18
                                                                       ============    ============
   Cumulative effect of change in accounting principle                 $      (0.02)   $         --
                                                                       ============    ============
   Net income                                                          $       0.03    $       0.18
                                                                       ============    ============
Dividends per share                                                    $       0.25    $       0.25
                                                                       ============    ============
Weighted average shares outstanding                                      54,739,826      54,851,909
                                                                       ============    ============


     See accompanying notes to condensed consolidated financial statements.

                        BELK, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



                                                            May 5,      February 3,
                                                             2001          2001
                                                         -----------    ----------
Assets
Current assets:
    Cash and cash equivalents                            $    29,844    $   27,517
    Accounts receivable,  net                                322,252       339,591
    Merchandise inventory                                    553,720       542,262
    Prepaid income taxes                                       1,638           907
    Prepaid expenses and other current assets                 13,933        13,416
                                                         -----------    ----------
Total current assets                                         921,387       923,693
Investment securities                                         10,757        21,075
Property and equipment, net                                  663,101       662,672
Prepaid pension costs                                        101,699       101,499
Other assets                                                  29,688        27,926
                                                         -----------    ----------
Total assets                                             $ 1,726,632    $1,736,865
                                                         ===========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                     $   177,188    $  184,208
    Accrued expenses                                          71,750        78,866
    Accrued income taxes                                       1,916        21,923
    Deferred income taxes                                      1,126         1,223
    Lines of credit and notes payable                        289,649         9,715
    Current installments of long-term debt
         and capital lease obligations                        10,334        10,569
                                                         -----------    ----------
Total current liabilities                                    551,963       306,504
Deferred income taxes                                         41,217        44,811
Long-term debt and capital lease obligations,
    excluding current installments                           196,635       442,010
Deferred compensation and other noncurrent liabilities        88,349        78,470
                                                         -----------    ----------
Total liabilities                                            878,164       871,795
                                                         -----------    ----------

Stockholders' equity:
    Preferred stock                                               --            --
    Common stock, 54.7 million shares issued and
          outstanding                                            547           547
    Paid-in capital                                          562,437       562,408
    Retained earnings                                        289,397       301,364
    Accumulated other comprehensive income (loss)             (3,913)          751
                                                         -----------    ----------
Total stockholders' equity                                   848,468       865,070
                                                         -----------    ----------
Total liabilities and stockholders' equity               $ 1,726,632    $1,736,865
                                                         ===========    ==========

     See accompanying notes to condensed consolidated financial statements.

                           BELK, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                             (dollars in thousands)

                                                                                        Accumulated
                                                                                           Other
                                                 Common       Paid-in       Retained   Comprehensive
                                                 Stock        Capital       Earnings   Income (Loss)      Total
                                                -------      ---------      ---------  -------------    ---------
Balance at February 3, 2001                     $   547      $ 562,408      $ 301,364      $   751      $ 865,070
Comprehensive income (loss):
    Net income                                       --             --          1,704           --          1,704
    Reclassification adjustment for gains
         included in net income, net
         of $125 income tax benefit                  --             --             --         (212)          (212)
    Unrealized gain on investments, net
        of $33 income tax expense                    --             --             --           57             57
    Accumulated derivative loss, net of tax          --             --             --       (4,509)        (4,509)
                                                                                                        ---------
                Total comprehensive loss                                                                   (2,960)
                                                                                                        ---------
Cash dividends                                       --             --        (13,671)          --        (13,671)
Common stock issued                                  --             29             --           --             29
                                                -------      ---------      ---------      -------      ---------
Balance at May 5, 2001                          $   547      $ 562,437      $ 289,397      $(3,913)     $ 848,468
                                                =======      =========      =========      =======      =========

     See accompanying notes to condensed consolidated financial statements.

                           BELK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                        Three Months Ended
                                                                                      -----------------------
                                                                                       May 5,       April 29,
                                                                                        2001          2000
                                                                                      --------      --------
Cash flows from operating activities:
   Net income                                                                         $  1,704      $  9,888
Adjustments to reconcile net income to net cash used by operating activities:
   Depreciation and amortization                                                        20,778        17,941
   Cumulative effect of change in accounting principle, net of tax                       1,038            --
   Gain on sale of property, equipment & investments                                      (605)       (3,771)
   (Increase) decrease in:
        Accounts receivable, net                                                        17,339        17,357
        Merchandise inventory                                                          (11,458)      (91,031)
        Prepaid expenses and other assets                                               (3,498)       (4,479)
   Increase (decrease) in:
        Accounts payable and accrued expenses                                          (34,143)       29,115
        Deferred compensation and other liabilities                                        731         5,013
                                                                                      --------      --------
Net cash used by operating activities                                                   (8,114)      (19,967)
                                                                                      --------      --------
Cash flows from investing activities:
   Purchases of investments                                                                (71)           --
   Proceeds from sales of investments                                                   10,494             3
   Purchases of property and equipment                                                 (22,926)      (31,075)
   Proceeds from sales of property and equipment                                         2,262        14,287
                                                                                      --------      --------
Net cash used by investing activities                                                  (10,241)      (16,785)
                                                                                      --------      --------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                                  6        24,005
   Principal payments on long-term debt and capital lease obligations                  (36,239)       (8,115)
   Net proceeds from lines of credit                                                    70,557        42,072
   Dividends paid                                                                      (13,671)      (13,673)
   Issuance of common stock                                                                 29            --
   Repurchase of common stock                                                               --        (2,768)
                                                                                      --------      --------
Net cash provided by financing activities                                               20,682        41,521
                                                                                      --------      --------
Net increase in cash and cash equivalents                                                2,327         4,769
Cash and cash equivalents at beginning of period                                        27,517        23,009
                                                                                      --------      --------
Cash and cash equivalents at end of period                                            $ 29,844      $ 27,778
                                                                                      ========      ========
Supplemental schedule of noncash investing and financing activities:
   Increase in property and equipment through assumption of capital leases            $     --      $  3,419


     See accompanying notes to condensed consolidated financial statements.

                           BELK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1) BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q promulgated by the Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 24-37) in our Annual Report on Form 10-K for the fiscal year ended February 3, 2001. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results on periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the full fiscal year.

         Certain prior period amounts have been reclassified to conform with the current presentation.

(2) COMPREHENSIVE INCOME (LOSS)

         The following table sets forth the computation of comprehensive income. For the three months ended May 5, 2001 and April 29, 2000, other comprehensive income (OCI) was a loss of $4,664 and $0, respectively.

                                                                      Three Months Ended
                                                                     --------------------
                                                                      May 5,    April 29,
                                                                       2001        2000
                                                                     -------      ------
Net income                                                           $ 1,704      $9,888
Other comprehensive income (loss):
     Cumulative effect of a change in accounting for
         derivative, net of $1,723 tax benefit                        (2,878)         --
    Change in fair value of derivatives, net of $1,014 tax benefit    (1,727)         --
    Derivative losses reclassified into interest expense from OCI,
         net of $56 tax benefit                                           96          --
    Unrealized gain on investments, net of $33 tax expense                57          --
    Reclassification adjustment for gains included in net income,
         net of $125 income tax benefit                                 (212)         --
                                                                     -------      ------
                                                                      (4,664)         --
                                                                     -------      ------
Total comprehensive income (loss)                                    $(2,960)     $9,888
                                                                     =======      ======

(3)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The following table sets forth the components of accumulated other comprehensive income (loss):

                                                            May 5,   February 3,
                                                             2001       2001
                                                           -------     ------
Accumulated derivative loss, net of tax benefit            $(4,509)    $   --
Unrealized gains on investments, net of income tax expense     596        751
                                                           -------     ------
Accumulated other comprehensive income (loss)              $(3,913)    $  751
                                                           =======     ======

(4)  RESTRUCTURING CHARGE

         The following table summarizes the restructuring reserve balances and their utilization during the three months ended May 5, 2001:

                                       Balance at                   Balance at
                                       February 3,                     May 5,
                                          2001       Utilization        2001
                                         ------      -----------       ------
Logistics Restructuring
-----------------------
Employee severance costs                 $2,463         $  993         $1,470
Real estate holding costs                 3,374            102          3,272
Disposal of excess property
  and equipment                           2,352            141          2,211
                                         ------         ------         ------
   Total Logistics Restructuring          8,189          1,236          6,953
                                         ------         ------         ------

Division Restructuring
----------------------
Real estate holding costs                   852            148            704
Disposal of excess property
  and equipment                             195            195             --
                                         ------         ------         ------
   Total Division Restructuring           1,047            343            704
                                         ------         ------         ------
   Total                                 $9,236         $1,579         $7,657
                                         ======         ======         ======

(5) IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

         Effective for the first quarter of fiscal year 2002, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedge Activities". SFAS No. 133 sets forth accounting and reporting standards for derivative instruments and hedging activities, requiring the recognition of all derivative instruments, (including certain derivatives embedded in other contracts) as either assets or liabilities in the balance sheet measured at fair value. SFAS No. 133 also establishes criteria for a derivative to qualify as a hedge for accounting purposes.

         The adoption of SFAS No. 133 resulted in a $1.0 million reduction to earnings, net of a $.6 million tax benefit, recorded as a cumulative effect of change in accounting principle, a charge to accumulated other comprehensive income (loss) of $4.5 million, an increase to deferred income tax benefit of $3.3 million and an increase to swap liability of $8.6 million. The Company anticipates amortizing approximately $400 of accumulated other comprehensive loss, net of $200 income tax benefit, during fiscal year 2002.

         The only significant derivative instruments the Company holds are interest rate swaps, which the Company uses as a cost effective means to manage the interest rate risk associated with its borrowings and to manage the Company's allocation of fixed and variable-rate debt. These swaps hedge the Company's $125 million bond facility and a series of forecasted borrowings through maturity in 2008. As of May 5, 2001, the Company had swaps with a negative fair value of $11.3 million, recorded in other non-current liabilities, designated as a cash flow hedge of forecasted cash flows associated with the Company's borrowings. Of the Company's $11.3 million swap liability, $2.7 million relates to contracts with option provisions that are excluded from hedge accounting treatment under SFAS No. 133. Any hedge ineffectiveness is recorded in current-period earnings as a component of interest expense. The increase in the fair value of contracts with option provisions for the quarter ended June 5, 2001 of $.3 million, net of tax expense of $.2 million, is recorded as a reduction to interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's statements of income.

                                                                   Three Months Ended
                                                                  --------------------
                                                                  May 5,     April 29,
                                                                   2001        2000
                                                                  ------      ------
SELECTED FINANCIAL DATA
Revenues                                                           100.0%      100.0%
Cost of goods sold                                                  69.8        69.8
Selling, general and administrative expenses                        27.6        26.0
Income from operations                                               2.6         4.1
Interest expense, net                                                2.0         1.9
Income taxes                                                         0.3         1.1
Income before cumulative effect of change in accounting principle    0.5         2.0
Cumulative effect of change in accounting principle, net of
     income tax benefit                                              0.2          --
Net income                                                           0.3         2.0
Comparable store net revenue increases                               1.9         2.4

COMPARISON OF THE 13 WEEKS ENDED MAY 5, 2001 AND APRIL 29, 2000

         Revenues. The Company's revenues for the three months ended May 5, 2001 increased 2.5%, or $12.5 million, to $514.0 million from $501.5 million over the same period in fiscal year 2001. The increase is primarily attributed to a 1.9% increase in revenues from comparable stores and $3.9 million of additional sales from new, expanded and remodeled stores.

         Cost of goods sold. As a percentage of revenues, cost of goods sold for the three months ended May 5, 2001 was consistent with the same period last year and continued to be impacted by markdowns resulting from economic and competitive conditions.

         Selling, general and administrative expenses. As a percentage of revenues, selling, general and administrative expenses for the three months ended May 5, 2001 were 27.6% compared to 26.0% for the same period last year. The increase in expenses as a percentage of sales resulted primarily from increases in employee benefits costs, increased bad debt expense associated with the Company's proprietary credit cards, additional depreciation expense related to new stores and store expansions and the additional costs associated with the initial operating phase of the Company's e-commerce initiative.

         Cumulative effect of change in accounting principle. In connection with the implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company recorded a $1.0 million charge to net income as of the beginning of fiscal year 2002 related to its interest rate swap contracts with option provisions. The adjustment represented the fair market value, net of tax benefit of these contracts as of February 4, 2001.

         Net income. Net income for the three months ended May 5, 2001 decreased $8.2 million compared to the same period last year. Excluding the cumulative effect of change in accounting principle as of the beginning of fiscal year 2002 and the gains from the sale of property, equipment and investments in each period, net income for the first three months of fiscal year 2002 decreased $5.1 million from the first three months of fiscal year 2001.

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

         Expenditures for property and equipment were $22.9 million in the first quarter of fiscal year 2002, compared to $31.1 million in the first quarter of fiscal year 2001. During the first quarter of fiscal year 2002, the Company opened new stores in Lake City, Florida and Nacogdoches, Texas and remodeled stores in Aiken, South Carolina and Wilmington, North Carolina.

         Net cash provided by financing activities was $20.7 million for the first quarter of fiscal year 2002, a result of increased short-term borrowings, compared to $41.5 million of cash provided by financing activities in the first quarter of fiscal year 2001.

         The Company's note payable agreement expires on April 27, 2002 and, accordingly, the outstanding balance as of May 5, 2001 of $209.4 million has been included in current liabilities. However, the agreement may be renewed by mutual consent of the parties and it is the Company's intent to renew the facility and utilize it as long-term financing.

         Management of the Company believes that cash flows from operations and the existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the Company's quantitative and qualitative market risk disclosures during the three months ended May 5, 2001.

PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

         In March 2001, the Company issued 3,192 shares of its Class B common stock pursuant to compensation arrangements. The stock was issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on May 30, 2001. In accordance with the Company's Amended and Restated Certificate of Incorporation, Mr. John M. Belk, Mr. John R. Belk and Mr. John A. Kuhne were re-elected to the office of Class III director, to hold office until the annual meeting of stockholders in 2004. A total of 525,761,318 votes were cast in favor of the election of John M. Belk and John R. Belk, and 489,280 were withheld. A total of 525,722,088 votes were cast in favor of the election of John A. Kuhne, and 488,510 were withheld. Mr. Thomas M. Belk, Jr., Mr. J. Kirk Glenn and Mrs. Sarah Belk Gambrell continue to serve as Class I directors, and Mr. H. W. McKay Belk, Mr. Karl G. Hudson, Jr. and Mr. B. Frank Matthews, II continue to serve as Class II directors. Mr. John M. Belk continues to serve as Chairman of the Board of Directors.

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

         10.1     Amendment Number 1 to Note Purchase Agreement, dated as of
                  November 1, 2000, among Belk, Inc., as Debtor, The Belk
                  Center, Inc., as Servicer, Enterprise Funding Corporation and
                  Bank of America, N.A., as agent for Enterprise Funding
                  Corporation and the Bank Investors and as a Bank Investor, amending that certain Note Purchase Agreement dated as of May
                  3, 1999, as amended.

         10.2     Amendment Number 2 to Note Purchase Agreement, dated as of
                  April 28, 2001, among Belk, Inc., as Debtor, The Belk Center,
                  Inc., as Servicer, Enterprise Funding Corporation and Bank of
                  America, N.A., as agent for Enterprise Funding Corporation and the Bank Investors and as a Bank Investor, amending that certain Note Purchase Agreement dated as of May 3, 1999, as amended.


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BELK, INC.



Dated:  June 19, 2001               By: /s/ Ralph A. Pitts
                                        ----------------------------------------
                                          Ralph A. Pitts
                                          Executive Vice President, General
                                          Counsel and Corporate Secretary
                                          (Authorized Officer of the Registrant)



                                    By: /s/ Bill R. Walton
                                        ----------------------------------------
                                          Bill R. Walton
                                          Senior Vice President and Treasurer
                                          (Principal Accounting Officer)