Form 10-Q
period 2001-08-04
BELK INC
filed 2001-09-18
CIK 1051771

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended          AUGUST 4, 2001
                                  ----------------------------------------------


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from                       to
                                  ----------------------    --------------------


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
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

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

Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No | |


At September 1, 2001, the registrant had issued and outstanding 53,642,038 shares of class A common stock and 1,099,668 shares of class B common stock.

                                   BELK, INC.
                               INDEX TO FORM 10-Q


                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I.     FINANCIAL INFORMATION

    Item 1.   Financial Statements (unaudited)

       Condensed Consolidated Statements of Income for the                             4
         Three and Six Months Ended August 4, 2001 and July 29, 2000


       Consolidated Balance Sheets as of August 4, 2001 and February 3, 2001           5


       Consolidated Statement of Changes in Stockholders' Equity and Comprehensive
          Income for the Six Months Ended August 4, 2001                               6

       Condensed Consolidated Statements of Cash Flows for the Six Months Ended
            August 4, 2001 and July 29, 2000                                           7


        Notes to Condensed Consolidated Financial Statements                           8


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                      10

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk               12


PART II.     OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of Security Holders                      13

    Item 6.   Exhibits and Reports on Form 8-K                                         13

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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS:

                           BELK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)


                                                         Three Months Ended                     Six Months Ended
                                                  -------------------------------       -------------------------------
                                                    August 4,          July 29,           August 4,          July 29,
                                                      2001               2000               2001               2000
                                                  ------------       ------------       ------------       ------------
Revenues                                          $    488,379       $    495,966       $  1,002,362       $    997,499
Cost of goods sold (including occupancy
   and buying expenses)                                334,298            341,815            692,926            692,108
Selling, general and administrative expenses           132,255            130,763            274,319            261,476
Restructuring charge                                       274                 --                274                 --
                                                  ------------       ------------       ------------       ------------
Income from operations                                  21,552             23,388             34,843             43,915
Interest expense, net                                  (11,009)           (10,579)           (21,033)           (19,786)
Gain on property, equipment and investments                691                 15              1,296              3,786
Other income, net                                          386                448                837                955
                                                  ------------       ------------       ------------       ------------
Income before income taxes and cumulative
   effect of change in accounting principle             11,620             13,272             15,943             28,870
Income taxes                                             4,260              4,860              5,840             10,570
                                                  ------------       ------------       ------------       ------------
Income before cumulative effect of change
   in accounting principle                               7,360              8,412             10,103             18,300
Cumulative effect of change in accounting
   principle, net of income tax benefit of $610             --                 --             (1,038)                --
                                                  ------------       ------------       ------------       ------------
Net income                                        $      7,360       $      8,412       $      9,065       $     18,300
                                                  ============       ============       ============       ============

Basic income per share:
   Income before cumulative effect of change
      in accounting principle                     $       0.13       $       0.15       $       0.18       $       0.33
                                                  ============       ============       ============       ============
   Cumulative effect of change in accounting
      principle                                   $         --       $         --       $      (0.02)      $         --
                                                  ============       ============       ============       ============
   Net income                                     $       0.13       $       0.15       $       0.17       $       0.33
                                                  ============       ============       ============       ============

Dividends per share                               $         --       $         --       $       0.25       $       0.25
                                                  ============       ============       ============       ============

Weighted average shares outstanding                 54,741,706         54,732,514         54,740,776         54,792,212
                                                  ============       ============       ============       ============



     See accompanying notes to condensed consolidated financial statements.

                           BELK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                              August 4,        February 3,
                                                                 2001              2001
                                                             -----------       -----------
ASSETS
Current assets:
     Cash and cash equivalents                               $    26,170       $    27,517
     Accounts receivable, net                                    306,099           339,591
     Merchandise inventory                                       506,482           542,262
     Prepaid income taxes                                          1,392               907
     Prepaid expenses and other current assets                    14,016            13,416
                                                             -----------       -----------
Total current assets                                             854,159           923,693
Investment securities                                             11,554            21,291
Property and equipment, net                                      666,973           662,672
Prepaid pension costs                                            101,847           101,499
Other assets                                                      31,383            27,710
                                                             -----------       -----------
Total assets                                                 $ 1,665,916       $ 1,736,865
                                                             ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                        $   144,910       $   184,208
     Accrued expenses                                             62,486            78,866
     Accrued income taxes                                          4,364            21,923
     Deferred income taxes                                         8,610             1,223
     Line of credit and notes payable                            257,445             9,715
     Current installments of long-term debt
        and capital lease obligations                             11,074            10,569
                                                             -----------       -----------
Total current liabilities                                        488,889           306,504
Deferred income taxes                                             34,206            44,811
Long-term debt and capital lease obligations,
   excluding current installments                                193,302           442,010
Deferred compensation and other noncurrent liabilities            93,093            78,470
                                                             -----------       -----------
Total liabilities                                                809,490           871,795
                                                             -----------       -----------
Stockholders' equity:
     Preferred stock                                                  --                --
     Common stock, 54.7 million shares issued and
        outstanding                                                  547               547
     Paid-in capital                                             562,437           562,408
     Retained earnings                                           296,558           301,364
     Accumulated other comprehensive income (loss)                (3,116)              751
                                                             -----------       -----------
Total stockholders' equity                                       856,426           865,070
                                                             -----------       -----------
Total liabilities and stockholders' equity                   $ 1,665,916       $ 1,736,865
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

                           BELK, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                             (dollars in thousands)


                                                                                                   Accumulated
                                                                                                      Other
                                                Common           Paid-in           Retained       Comprehensive
                                                 Stock           Capital           Earnings       Income (Loss)         Total
                                              ---------       -----------        -----------      -------------      -----------
Balance at February 3, 2001                   $     547       $   562,408        $   301,364      $         751      $   865,070
Comprehensive income:
   Net income                                        --                --              9,065                 --            9,065
   Reclassification adjustment for investment
     gains included in net income, net of
     $125 income tax benefit                         --                --                 --               (212)            (212)
   Unrealized gain on investments, net of
     $364 income tax expense                         --                --                 --                630              630
   Unrealized loss on derivatives, net of tax        --                --                 --             (4,285)          (4,285)
                                                                                                                     -----------
            Total comprehensive income                                                                                     5,198
                                                                                                                     -----------
Cash dividends                                       --                --            (13,871)                --          (13,871)
Common stock issued                                  --                29                 --                 --               29
                                              ---------       -----------        -----------       ------------      -----------
Balance at August 4, 2001                     $     547       $   562,437        $   296,558       $     (3,116)     $   856,426
                                              =========       ===========        ===========       ============      ===========


      See accompanying notes to condensed consolidated financial statements

                           BELK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                           Six Months Ended
                                                                                       -----------------------
                                                                                       August 4,      July 29,
                                                                                         2001           2000
                                                                                       --------       --------
Cash flows from operating activities:
    Net income                                                                         $  9,065       $ 18,300
Adjustments to reconcile net income to net cash provided by operating activities:
    Cumulative effect of change in accounting principle, net of tax                       1,038             --
    Restructuring charge                                                                    274             --
    Depreciation and amortization                                                        42,887         35,407
    Gain on sale of property, equipment and investments                                  (1,296)        (3,786)
    (Increase) decrease in:
         Accounts receivable, net                                                        33,492         27,742
         Merchandise inventory                                                           35,780        (20,489)
         Prepaid expenses and other assets                                               (5,675)        (4,744)
    Increase (decrease) in:
         Accounts payable and accrued expenses                                          (71,439)       (29,075)
         Deferred compensation and other liabilities                                      6,426          5,129
                                                                                       --------       --------
Net cash provided by operating activities                                                50,552         28,484
                                                                                       --------       --------
Cash flows from investing activities:
    Proceeds from sales of investments                                                   10,509            735
    Purchases of property and equipment                                                 (56,549)       (65,287)
    Proceeds from sales of property and equipment                                         8,504         17,242
                                                                                       --------       --------
Net cash used by investing activities                                                   (37,536)       (47,310)
                                                                                       --------       --------
Cash flows from financing activities:
    Proceeds from notes payable                                                           2,611         26,710
    Principal payments on notes payable and capital lease obligations                   (44,241)       (16,135)
    Net proceeds from lines of credit                                                    41,138         30,916
    Dividends paid                                                                      (13,871)       (13,673)
    Repurchase of common stock                                                               --         (3,048)
                                                                                       --------       --------
Net cash provided (used) by financing activities                                        (14,363)        24,770
                                                                                       --------       --------
Net increase (decrease) in cash and cash equivalents                                     (1,347)         5,944
Cash and cash equivalents at beginning of period                                         27,517         23,009
                                                                                       --------       --------
Cash and cash equivalents at end of period                                             $ 26,170       $ 28,953
                                                                                       ========       ========
Supplemental schedule of noncash investing and financing activities:
    Increase in property and equipment through assumption of capital leases            $     --       $  3,419


      See accompanying notes to condensed consolidated financial statements

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

Certain prior period amounts have been reclassified to conform with current presentation.


(2) COMPREHENSIVE INCOME

         The following table sets forth the computation of comprehensive income:


                                                                       Three Months Ended             Six Months Ended
                                                                     ----------------------       -----------------------
                                                                     August 4,     July 29,       August 4,      July 29,
                                                                       2001          2000           2001           2000
                                                                     -------       --------       --------       --------
Net Income                                                           $ 7,360       $  8,412       $  9,065       $ 18,300
Other comprehensive income (loss):
   Cumulative effect of a change in accounting for derivatives,
     net of $1,723 tax benefit                                            --             --         (2,878)            --
   Change in fair value of derivatives, net of $75 tax expense and a $939 tax benefit for the three and six months ended
     August 4, 2001, respectively                                        128             --         (1,599)            --
   Derivative losses reclassified into interest expense from
     Other Comprehensive Income, net of $56 and $112 tax
     benefit for the three and six months ended August 4,
     2001, respectively                                                   96             --            192             --
   Unrealized gain (loss) on investments, net of $331 and $364 tax expense for the three and six months ended August 4,
     2001, respectively and a $266 tax benefit for the three and
     six months ended July 29, 2000                                      573           (461)           630           (461)
   Reclassification adjustment for investment gains included
     in net income, net of $125 income tax benefit                        --             --           (212)            --
                                                                     -------       --------       --------       --------
Other comprehensive income (loss)                                        797           (461)        (3,867)          (461)
                                                                     -------       --------       --------       --------
Total comprehensive income                                           $ 8,157       $  7,951       $  5,198       $ 17,839
                                                                     =======       ========       ========       ========

(3) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The following table sets forth the components of accumulated other comprehensive income (loss):

                                                                  August 4,      February 3,
                                                                     2001            2001
                                                                   -------         -------
Unrealized loss on derivatives, net of tax benefit                 $(4,285)        $    --
Unrealized gains on investments, net of income tax expense           1,169             751
                                                                   -------         -------
Accumulated other comprehensive income (loss)                      $(3,116)        $   751
                                                                   =======         =======


(4) RESTRUCTURING CHARGE

         During the six months ended August 4, 2001, the Company substantially completed the consolidation of its six distribution centers and its merchandise receiving and processing functions in 91 stores into one new central distribution center facility (the "Logistics Restructuring"). The six distribution centers were closed, approximately 800 positions were eliminated and the majority of the property and equipment from the closed facilities was discarded or sold.

         The following table summarizes the restructuring reserve balances and their utilization during the six months ended August 4, 2001:

                                  Balance at                                      Balance at
                                  February 3,                      Reserve         August 4,
                                     2001       Utilization       Adjustment         2001
                                  ----------    -----------       ----------      ----------

Logistics Restructuring
-----------------------
Employee severance costs           $  2,463       $  2,079         $      52       $    436
Lease obligation liability            3,374            631              (118)         2,625
Disposal of excess property
  and equipment                         281            442               213             52
                                   --------       --------         ---------       --------
    Total Logistics Restructuring     6,118          3,152               147          3,113
                                   --------       --------         ---------       --------

Division Restructuring
----------------------
Lease obligation liability              852            296               127            683
Disposal of excess property
  and equipment                         195            195                --             --
                                   --------       --------         ---------       --------
    Total Division Restructuring      1,047            491               127            683
                                   --------       --------         ---------       --------
    Total                          $  7,165       $  3,643         $     274       $  3,796
                                   ========       ========         =========       ========

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

         The adoption of SFAS No. 133 resulted in a $1.0 million reduction to earnings, net of a $.6 million tax benefit, recorded as a cumulative effect of change in accounting principle, a charge to accumulated other comprehensive income (loss) of $4.5 million, an increase to deferred income tax benefit of $3.3 million and an increase to swap liability of $8.6 million. The Company anticipates amortizing approximately $400 of accumulated other comprehensive loss, net of $200 income tax benefit, during the next twelve months.

         The only significant derivative instruments the Company holds are $300 million of interest rate swaps, which the Company uses as a cost effective means to manage the interest rate and cash flow risks associated with its borrowings and to manage the Company's allocation of fixed and variable-rate debt. These swaps hedge the Company's $125 million bond facility and a series of forecasted borrowings through maturity in 2008. As of August 4, 2001, the Company had swaps with a negative fair value of $11.7 million, recorded in other non-current liabilities, designated as a cash flow hedge of forecasted cash flows associated with the Company's borrowings. Of the Company's $11.7 million swap liability, $3.2 million relates to contracts with option provisions that are excluded from hedge accounting treatment under SFAS No. 133. Any hedge ineffectiveness is recorded in current-period earnings as a component of interest expense. The increase in the swap liability for contracts with option provisions for the three and six months ended August 4, 2001 of $360, net of tax benefit of $211, and $61, net of tax benefit of $35, respectively is recorded as an increase to interest expense.


(6) RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement No. 142). Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. The effective date of Statement No. 142 is the beginning of the Company's fiscal year 2003. The Company does not believe adoption of Statement No. 142 will have a material impact on the Company's financial position or results of operations.

(7) BASIC EARNINGS PER SHARE

         Basic earnings per share amounts are rounded to the nearest whole cents per share. Due to rounding, the income before cumulative effect of change in accounting principle per share and the cumulative effect of change in accounting principle per share do not sum to the net income per share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

THE LOGISTICS RESTRUCTURING

         Following the consolidation of its operating divisions in June 1999, the Company constructed a new 371,000 square foot central distribution center in Blythewood, S.C. in the fall of 2000 as part of the restructuring of the Company's merchandise distribution and logistics network (the "Logistics Restructuring"). During the six months ended August 4, 2001, the Company substantially completed the consolidation of its distribution centers located in Charlotte, N.C., Morrisville, N.C., Greensboro, N.C., Mauldin, S.C., Summerville, S.C. and Fayetteville, N.C. together with store merchandise receiving and processing functions in 91 stores not previously serviced by a distribution center into the new Blythewood center. The Company expects the consolidation to result in significant cost savings, logistical efficiencies and accelerated delivery of merchandise from the vendor to the sales floor. The degree and timing of cost savings ultimately realized is subject to fluctuation based on the level of vendor compliance with the Company's packaging and labeling standards, the competitive pricing conditions for third party services and other factors.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's statements of income.


                                           Three Months Ended       Six Months Ended
                                          --------------------    --------------------
                                          August 4,   July 29,    August 4,   July 29,
                                            2001        2000        2001        2000
                                          --------    --------    --------    --------
SELECTED FINANCIAL DATA

Revenues                                   100.0%      100.0%      100.0%      100.0%
Cost of goods sold                          68.5        68.9        69.1        69.4
Selling, general and
     administrative expenses                27.1        26.4        27.4        26.2
Income from operations                       4.4         4.7         3.5         4.4
Interest expense, net                        2.3         2.1         2.1         2.0
Income taxes                                 0.9         1.0         0.6         1.1
Income before cumulative effect of
     change in accounting
     principle                               1.5         1.7         1.0         1.8
Cumulative effect of change in
     accounting principle, net of
     income tax benefit                       --          --        (0.1)         --
Net income                                   1.5         1.7         0.9         1.8
Comparable store net revenue increase
     (decrease)                             (2.5)        3.5        (0.3)        1.7

COMPARISON OF THE THREE AND SIX MONTHS ENDED AUGUST 4, 2001 AND JULY 29, 2000

         Revenues. The Company's revenues for the three months ended August 4, 2001 decreased 1.5%, or $7.6 million, to $488.4 million from $496.0 million over the same period in fiscal year 2001. The decrease is primarily attributed to a 2.5% decrease in revenues from comparable stores, partially offset by $3.6 million of additional sales from new, expanded and remodeled stores.

         The Company's revenues for the six months ended August 4, 2001 increased .5% or $4.9 million, to $1,002.4 million from $997.5 million over the same period in fiscal year 2001. The increase resulted from $7.0 million of additional sales from new, expanded and remodeled stores.

         Cost of goods sold. As a percentage of revenues, cost of goods sold decreased to 68.5% and 69.1% for the three and six months ended August 4, 2001, respectively compared to 68.9% and 69.4% for the same periods in fiscal year 2001. The decreases are primarily attributable to cost savings generated by the Logistics Restructuring.

         Selling, general and administrative expenses. The majority of selling, general and administrative ("SG&A") expenses are variable with revenues. As a percentage of revenues, SG&A expenses increased to 27.1% and 27.4% for the three and six months ended August 4, 2001, respectively, compared to 26.4% and 26.2% for the same periods in fiscal year 2001. The increase in expenses as a percentage of sales resulted primarily from sales declines during the second quarter in excess of reductions to payroll expense, increases in employee medical costs due to a combination of increased utilization and inflation in the cost of healthcare, increased bad debt expense associated with the Company's proprietary credit cards, additional depreciation expense related to new stores and store expansions and the additional costs associated with the initial operating phase of the Company's e-commerce initiative.

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

         Net income. Net income for the three and six months ended August 4, 2001 decreased $1.1 million and $9.2 million, respectively, compared to the same periods in fiscal year 2001. Excluding the cumulative effect of change in accounting principle as of the beginning of fiscal year 2002, the gains from the sale of property, equipment and investments in each period and the restructuring charge during fiscal year 2002, net income for the first six months of fiscal year 2002 decreased $6.5 million from the first six months of fiscal year 2001.


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

         Expenditures for property and equipment were $56.5 million in the six months ended August 4, 2001, compared to $65.3 million in the six months ended July 29, 2000. During the first six months of fiscal year 2002, the Company opened new stores in Lake City and Winter Haven, Florida and Nacogdoches, Texas; completed the expansion and remodel of a store in Asheville, North Carolina; and remodeled stores in Aiken and Anderson, South Carolina and Wilmington, North Carolina.

         The Company's note payable agreement expires on April 27, 2002 and, accordingly, the outstanding balance as of August 4, 2001 of $206.6 million has been included in current liabilities. However, the agreement may be renewed by mutual consent of the parties and it is the Company's intent to renew the facility and utilize it as long-term financing.

         Management of the Company believes that cash flows from operations and the existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements.


RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement No. 142). Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. The effective date of Statement No. 142 is the beginning of the Company's fiscal year 2003. The Company does not believe adoption of Statement No. 142 will have a material impact on the Company's financial position and results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the Company's quantitative and qualitative market risk disclosures during the three months ended August 4, 2001.

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

         10.1 First Amendment to Credit Agreement, dated as of May 29, 2001, among Belk, Inc., Wachovia Bank, N.A., and certain Belk, Inc. subsidiaries as guarantors amending that certain Credit Agreement dated as of May 30, 2000.

         10.2 Letter modifying the First Amendment to Credit Agreement, dated June 25, 2001, among Belk, Inc., Wachovia Bank, N.A. and certain Belk, Inc. subsidiaries as guarantors amending that certain Credit Agreement dated as of May 30, 2000.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BELK, INC.



Dated:  September 18, 2001        By: /s/ Ralph A. Pitts
                                      ----------------------------------------
                                      Ralph A. Pitts
                                      Executive Vice President, General Counsel
                                      and Corporate Secretary
                                      (Authorized Officer of the Registrant)

                                  By: /s/ Brian T. Marley
                                      ----------------------------------------
                                      Brian T. Marley
                                      Executive Vice President, Finance
                                      (Chief Financial Officer)