Form 10-Q
period 2001-11-03
BELK INC
filed 2001-12-18
CIK 1051771

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended          November 3, 2001
                                  ----------------------------------------------


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

Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]


At December 1, 2001, the registrant had issued and outstanding 53,636,538 shares of class A common stock and 1,105,168 shares of class B common stock.

                                   BELK, INC.
                               Index to Form 10-Q

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

       Condensed Consolidated Statements of Operations for the
         Three and Nine Months Ended November 3, 2001 and
         October 28, 2000                                                    4


       Consolidated Balance Sheets as of November 3, 2001 and
         February 3, 2001                                                    5


       Consolidated Statement of Changes in Stockholders' Equity
         and Comprehensive Income for the Nine Months Ended
         November 3, 2001                                                    6

       Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended November 3, 2001 and October 28, 2000             7


       Notes to Condensed Consolidated Financial Statements                  8


    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          11

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk     13


PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                               14

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

                          BELK, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                                         Three Months Ended            Nine Months Ended
                                                                     --------------------------    --------------------------
                                                                     November 3,    October 28,    November 3,    October 28,
                                                                        2001           2000           2001           2000
                                                                     -----------    -----------    -----------    -----------

Revenues                                                             $   507,866    $   504,823    $ 1,510,228    $ 1,502,322
Cost of goods sold (including occupancy and buying expenses)             358,633        361,410      1,051,559      1,053,518
Selling, general and administrative expenses                             135,095        135,882        409,414        397,358
Asset impairment and store closing costs                                  13,222             --         13,222             --
Restructuring charge (income)                                                (12)            --            262             --
                                                                     -----------    -----------    -----------    -----------
Income from operations                                                       928          7,531         35,771         51,446
Interest expense, net                                                     (9,805)        (9,997)       (30,838)       (29,783)
Gain on property, equipment and investments                                2,200             --          3,496          3,787
Other income, net                                                            772            506          1,609          1,460
                                                                     -----------    -----------    -----------    -----------
Income (loss) before income taxes and cumulative effect of change
     in accounting principle                                              (5,905)        (1,960)        10,038         26,910
Income tax expense (benefit)                                              (2,170)          (720)         3,670          9,850
                                                                     -----------    -----------    -----------    -----------
Income (loss) before cumulative effect of change in accounting
     principle                                                            (3,735)        (1,240)         6,368         17,060
Cumulative effect of change in accounting principle,
    net of income tax benefit of $610                                        --              --         (1,038)            --
                                                                     -----------    -----------    -----------    -----------
Net income (loss)                                                    $    (3,735)   $    (1,240)   $     5,330    $    17,060
                                                                     ===========    ===========    ===========    ===========

Basic income (loss) per share:
    Income (loss) before cumulative effect of change in accounting
       principle                                                     $     (0.07)   $     (0.02)   $      0.12    $      0.31
                                                                     ===========    ===========    ===========    ===========
    Cumulative effect of change in accounting principle              $        --    $        --    $     (0.02)   $        --
                                                                     ===========    ===========    ===========    ===========
    Net income (loss)                                                $     (0.07)   $     (0.02)   $      0.10    $      0.31
                                                                     ===========    ===========    ===========    ===========

Dividends per share                                                  $        --    $        --    $      0.25    $      0.25
                                                                     ===========    ===========    ===========    ===========

Weighted average shares outstanding                                   54,741,706     54,732,514     54,741,086     54,772,313
                                                                     ===========    ===========    ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                           BELK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                                     November 3,        February 3,
                                                                                        2001               2001
                                                                                     -----------        -----------
Assets                                                                                                   (audited)
Current assets:
      Cash and cash equivalents                                                      $    22,722        $    27,517
      Accounts receivable,  net                                                          308,034            339,591
      Merchandise inventory                                                              665,199            542,262
      Prepaid income taxes                                                                 1,226                907
      Prepaid expenses and other current assets                                           11,109             13,416
                                                                                     -----------        -----------
Total current assets                                                                   1,008,290            923,693
Investment securities                                                                     10,333             21,291
Property and equipment, net                                                              663,542            662,672
Prepaid pension costs                                                                    101,946            101,499
Other assets                                                                              55,796             27,710
                                                                                     -----------        -----------
Total assets                                                                         $ 1,839,907        $ 1,736,865
                                                                                     ===========        ===========

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                                               $   287,088        $   184,208
      Accrued expenses                                                                    70,974             78,866
      Accrued income taxes                                                                 7,193             21,923
      Deferred income taxes                                                                  946              1,223
      Line of credit and notes payable                                                   294,558              9,715
      Current installments of long-term debt and capital lease obligations                11,140             10,569
                                                                                     -----------        -----------
Total current liabilities                                                                671,899            306,504
Deferred income taxes                                                                     29,730             44,811
Long-term debt and capital lease obligations, excluding current installments             191,097            442,010
Deferred compensation and other noncurrent liabilities                                   113,870             78,470
                                                                                     -----------        -----------
Total liabilities                                                                      1,006,596            871,795
                                                                                     -----------        -----------

Stockholders' equity:
      Preferred stock                                                                         --                 --
      Common stock, 54.7 million shares issued and outstanding                               547                547
      Paid-in capital                                                                    555,437            562,408
      Retained earnings                                                                  292,824            301,364
      Accumulated other comprehensive income (loss)                                      (15,497)               751
                                                                                     -----------        -----------
Total stockholders' equity                                                               833,311            865,070
                                                                                     -----------        -----------
Total liabilities and stockholders' equity                                           $ 1,839,907        $ 1,736,865
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

                           BELK, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                             (dollars in thousands)

                                                                                                     Accumulated
                                                                                                       Other
                                                         Common         Paid-in        Retained     Comprehensive
                                                         Stock          Capital        Earnings     Income (Loss)       Total
                                                        --------       ---------       ---------    -------------     ---------
Balance at February 3, 2001                             $    547       $ 562,408       $ 301,364    $         751     $ 865,070
Comprehensive income:
     Net income                                               --              --           5,330               --         5,330
     Reclassification adjustment for
          investment gains included in net income,
          net of $112 income tax benefit                      --              --              --             (228)         (228)
     Unrealized gain on investments, net
         of $16 income tax expense                            --              --              --               26            26
     Unrealized loss on interest rate swaps,
         net of tax                                           --              --              --          (16,046)      (16,046)
                                                                                                                      ---------
                 Total comprehensive loss                                                                               (10,918)
                                                                                                                      ---------
Cash dividends                                                --              --         (13,870)              --       (13,870)
Stockholder notes receivable                                  --          (7,000)                                        (7,000)
Common stock issued                                           --              29              --               --            29
                                                        --------       ---------       ---------    -------------     ---------
Balance at November 3, 2001                             $    547       $ 555,437       $ 292,824    $     (15,497)    $ 833,311
                                                        ========       =========       =========    =============     =========


     See accompanying notes to condensed consolidated financial statements.

                           BELK, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (dollars in thousands)

                                                                                                 Nine Months Ended
                                                                                           -----------------------------
                                                                                           November 3,       October 28,
                                                                                              2001              2000
                                                                                           -----------       -----------
Cash flows from operating activities:
     Net income                                                                            $     5,330       $    17,060
Adjustments to reconcile net income to net cash provided by operating activities:
     Asset impairment and store closing costs                                                   13,222                --
     Cumulative effect of change in accounting principle, net of tax                             1,038                --
     Restructuring charge                                                                          262                --
     Depreciation and amortization                                                              64,247            53,157
     Gain on sale of property, equipment & investments                                          (3,496)           (3,787)
     (Increase) decrease in:
          Accounts receivable, net                                                              36,093            28,041
          Merchandise inventory                                                               (122,938)         (177,199)
          Prepaid expenses and other assets                                                    (14,986)           (9,361)
     Increase (decrease) in:
          Accounts payable and accrued expenses                                                 66,306           105,998
          Deferred compensation and other liabilities                                            3,054             6,206
                                                                                           -----------       -----------
Net cash provided by operating activities                                                       48,132            20,115
                                                                                           -----------       -----------
Cash flows from investing activities:
     Proceeds from sales of investments                                                         10,783               306
     Purchases of property and equipment                                                       (89,799)         (112,837)
     Proceeds from sales of property and equipment                                              12,984            23,991
                                                                                           -----------       -----------
Net cash used by investing activities                                                          (66,032)          (88,540)
                                                                                           -----------       -----------
Cash flows from financing activities:
     Proceeds from notes payable                                                                 3,186            27,345
     Principal payments on notes payable and capital lease obligations                         (56,443)          (24,302)
     Net proceeds from lines of credit                                                          87,232            86,638
     Dividends paid                                                                            (13,870)          (13,683)
     Stockholder notes receivable                                                               (7,000)               --
     Repurchase of common stock                                                                     --            (3,048)
                                                                                           -----------       -----------
Net cash provided by financing activities                                                       13,105            72,950
                                                                                           -----------       -----------
Net increase (decrease) in cash and cash equivalents                                            (4,795)            4,525
Cash and cash equivalents at beginning of period                                                27,517            23,009
                                                                                           -----------       -----------
Cash and cash equivalents at end of period                                                 $    22,722       $    27,534
                                                                                           ===========       ===========

Supplemental schedule of noncash investing and financing activities:
     Increase in property and equipment through assumption of capital leases               $        --       $     3,419


     See accompanying notes to condensed consolidated financial statements.

                           BELK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


(1)  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q promulgated by the Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 24-37) in our Annual Report on Form 10-K for the fiscal year ended February 3, 2001. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results of periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the full fiscal year.

Certain prior period amounts have been reclassified to conform with current presentation.


(2)  Comprehensive Income (Loss)

         The following table sets forth the computation of comprehensive income
(loss):

                                                                            Three Months Ended            Nine Months Ended
                                                                         -------------------------    -------------------------
                                                                         November 3,   October 28,    November 3,   October 28,
                                                                            2001           2000           2001         2000
                                                                         -----------   -----------    -----------   -----------
Net income (loss)                                                        $    (3,735)  $    (1,240)   $     5,330   $    17,060
Other comprehensive income (loss):
     Cumulative effect of a change in accounting for derivatives,
        net of $1,723 tax benefit                                                 --            --         (2,878)           --
     Net change in fair value of interest rate swaps, net of $6,963 and $7,902 tax benefit for the three and nine months ended
        November 3, 2001, respectively                                       (11,857)           --        (13,456)           --
     Interest rate swap losses reclassified into interest expense from
        Other comprehensive income, net of $56 and $168 tax
        benefit for the three and nine months ended November 3,
        2001, respectively                                                        96            --            288            --
     Unrealized gain (loss) on investments, net of $348 tax benefit and
        $16 tax expense for the three and nine months ended
        November 3, 2001, respectively and $188 tax expense and
        $77 tax benefit for the three and nine months ended
        October 28, 2000, respectively                                          (604)          326             26          (135)
     Reclassification adjustment for investment gains included in net income, net of $10 and $135 tax benefit for the three and
        nine months ended November 3, 2001, respectively                         (16)           --           (228)           --
                                                                         -----------   -----------    -----------   -----------
Other comprehensive income (loss)                                            (12,381)          326        (16,248)         (135)
                                                                         -----------   -----------    -----------   -----------
Total comprehensive income (loss)                                        $   (16,116)  $      (914)   $   (10,918)  $    16,925
                                                                         ===========   ===========    ===========   ===========

(3)  Accumulated Other Comprehensive Income (Loss)

         The following table sets forth the components of accumulated other comprehensive income (loss):

                                                                      November 3,     February 3,
                                                                          2001            2001
                                                                      -----------     -----------
Unrealized loss on interest rate swaps, net of tax benefit            $   (16,046)    $        --
Unrealized gains on investments, net of income tax expense                    549             751

                                                                      -----------     -----------
Accumulated other comprehensive income (loss)                         $   (15,497)    $       751
                                                                      ===========     ===========

(4)  Restructuring Charge

         During the nine months ended November 3, 2001, the Company completed the consolidation of its six distribution centers and its merchandise receiving and processing functions in 91 stores into one new central distribution center facility (the "Logistics Restructuring"). The six distribution centers were closed, approximately 800 positions were eliminated and the majority of the property and equipment from the closed facilities was discarded or sold.

         The following table summarizes the restructuring reserve balances and their utilization during the nine months ended November 3, 2001:

                                          Balance at                                     Balance at
                                          February 3,                      Reserve       November 3,
                                             2001         Utilization     Adjustment         2001
                                          -----------     -----------     ----------     -----------
Logistics Restructuring
-----------------------
Employee severance costs                  $     2,463     $     2,472     $       33     $        24
Lease obligation liability                      3,374           1,149           (111)          2,114
Disposal of excess property
  and equipment                                   281             446            213              48
                                          -----------     -----------     ----------     -----------
   Total Logistics Restructuring                6,118           4,067            135           2,186
                                          -----------     -----------     ----------     -----------
Division Restructuring
----------------------
Lease obligation liability                        852             442            127             537
Disposal of excess property
  and equipment                                   195             195             --              --
                                          -----------     -----------     ----------     -----------
   Total Division Restructuring                 1,047             637            127             537
                                          -----------     -----------     ----------     -----------

   Total                                  $     7,165     $     4,704     $      262     $     2,723
                                          ===========     ===========     ==========     ===========


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

         For the nine months ended November 3, 2001, the adoption of SFAS No. 133 resulted in: a $1.0 million reduction to earnings, net of a $.6 million tax benefit, recorded as a cumulative effect of change in accounting principle; a charge to accumulated other comprehensive income (loss) of $16.0 million; an increase to deferred income tax benefit of $10.0 million; and an increase to interest rate swap liability of $30.7 million. The Company anticipates amortizing approximately $400 of accumulated other comprehensive loss, net of $200 income tax benefit, during the next twelve months.

         The only significant derivative instruments the Company holds are $300 million of interest rate swaps, which the Company uses as a cost effective means to manage the interest rate and cash flow risks associated with its borrowings and to manage the Company's allocation of fixed and variable-rate debt. These swaps hedge the Company's $125 million bond facility and a series of forecasted borrowings through maturity in 2008. As of November 3, 2001, the Company had swaps with a negative fair value of $30.7 million, recorded in other non-current liabilities, designated as a cash flow hedge of forecasted cash flows associated with the Company's borrowings. Of the Company's $30.7 million swap liability, $2.9 million relates to contracts with option provisions that are excluded from hedge accounting treatment under SFAS No. 133. The Company recorded hedge ineffectiveness of $.6 million in current-period earnings as a component of interest expense. The increase in the swap liability for contracts with option provisions for the three and nine months ended November 3, 2001 of $186 and $125, respectively, net of tax expense of $110 and $75, respectively, is recorded as an increase to interest expense.


(6)  Asset Impairment and Store Closing Costs

         During the third quarter of fiscal year 2002, the Company recorded a pre-tax charge of $13.2 million for asset impairment and store closing costs. The charge includes i) an $8.6 million reduction to fair value of the historical cost of assets associated with the Company's e-commerce initiative as a result of reduced revenues and earnings projections for Belk.com and ii) $1.5 million of exit costs and a $3.1 million write-down of long-term assets for four stores scheduled to close during fiscal year 2003. The exit costs primarily consist of post-closing real estate lease obligations. The long-term assets in the stores are primarily leasehold improvements and fixtures that will be abandoned, discarded or sold when the stores are closed. The Company does not anticipate incurring significant additional exit costs in connection with the store closings.


(7)  Stockholder Notes Receivable

         In September 2001, the Company loaned a total of $7.0 million to three executives who are also stockholders and directors. The loans are scheduled to be repaid to the Company in equal annual installments of $1.4 million plus interest in cash or stock over a five-year period beginning January 3, 2003. The loans bear interest at LIBOR plus 150 basis points.


(8)  Recent Accounting Pronouncements

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement No. 142). Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. The effective date of Statement No. 142 is the beginning of the Company's fiscal year 2003. The Company does not anticipate that the adoption of Statement No. 142 will have a material impact on the Company's financial position or results of operations.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement No. 144). Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The effective date of Statement No. 144 is the beginning of the Company's fiscal year 2003. The Company does not anticipate that the adoption of Statement No. 144 will have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

The Logistics Restructuring

         Following the consolidation of its operating divisions in June 1999, the Company constructed a new 371,000 square foot central distribution center in Blythewood, S.C. in the fall of 2000 as part of the restructuring of the Company's merchandise distribution and logistics network (the "Logistics Restructuring"). During the nine months ended November 3, 2001, the Company completed the consolidation of its distribution centers located in Charlotte, N.C., Morrisville, N.C., Greensboro, N.C., Mauldin, S.C., Summerville, S.C. and Fayetteville, N.C., together with store merchandise receiving and processing functions in 91 stores not previously serviced by a distribution center, into the new Blythewood center. The consolidation resulted in significant cost savings, logistical efficiencies and accelerated delivery of merchandise from the vendor to the sales floor. The degree and timing of the total cost savings ultimately realized is subject to fluctuation based on the level of vendor compliance with the Company's packaging and labeling standards, the competitive pricing conditions for third party services and other factors.

Asset Impairment and Store Closing Costs

         During the third quarter of fiscal year 2002, the Company recorded a pre-tax charge of $13.2 million for asset impairment and store closing costs. The charge includes i) an $8.6 million reduction to fair value of the historical cost of assets associated with the Company's e-commerce initiative as a result of reduced revenues and earnings projections for Belk.com and ii) $1.5 million of exit costs and a $3.1 million write-down of long-term assets for four stores scheduled to close during fiscal year 2003. The exit costs primarily consist of post-closing real estate lease obligations. The long-term assets in the stores are primarily leasehold improvements and fixtures that will be abandoned, discarded or sold when the stores are closed. The Company does not anticipate incurring significant additional exit costs in connection with the store closings.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's statements of operations.

                                                            Three Months Ended        Nine Months Ended
                                                         ------------------------  ------------------------
                                                         November 3,  October 28,  November 3,  October 28,
                                                            2001         2000         2001         2000
                                                         -----------  -----------  -----------  -----------
SELECTED FINANCIAL DATA
Revenues                                                     100.0%      100.0%       100.0%      100.0%
Cost of goods sold                                            70.6        71.6         69.6        70.1
Selling, general and administrative expenses                  26.6        26.9         27.1        26.5
Asset impairment and store closing costs                       2.6          --          0.9          --
Income from operations                                         0.2         1.5          2.4         3.4
Interest expense, net                                          1.9         2.0          2.0         2.0
Income taxes                                                  (0.4)       (0.1)         0.2         0.7
Income (loss) before cumulative effect of change in
     accounting principle                                     (0.7)       (0.2)         0.4         1.1
Cumulative effect of change in accounting principle,
     net of income tax benefit                                  --          --         (0.1)         --
Net income (loss)                                             (0.7)       (0.2)         0.4         1.1
Comparable store net revenue increase (decrease)              (0.7)        2.8         (0.3)        2.1

Comparison of the Three and Nine Months Ended November 3, 2001 and October 28, 2000

         Revenues. The Company's revenues for the three months ended November 3, 2001 increased .6%, or $3.1 million, to $507.9 million from $504.8 million over the same period in fiscal year 2001. The increase resulted from $5.9 million of additional sales from new, expanded and remodeled stores, partially offset by a
 .7% decrease in sales at comparable stores.

         The Company's revenues for the nine months ended November 3, 2001 increased .5% or $7.9 million, to $1,510.2 million from $1,502.3 million over the same period in fiscal year 2001. The increase resulted from $12.1 million of additional sales from new, expanded and remodeled stores partially offset by a
 .3% decrease in sales at comparable stores.

         Cost of goods sold. As a percentage of revenues, cost of goods sold decreased to 70.6% and 69.6% for the three and nine months ended November 3, 2001, respectively, compared to 71.6% and 70.1% for the same periods in fiscal year 2001. The decreases are primarily attributable to cost savings generated by the Logistics Restructuring, partially offset by additional markdowns resulting from economic and competitive conditions.

         Selling, general and administrative expenses. The majority of selling, general and administrative ("SG&A") expenses are variable with revenues. As a percentage of revenues, SG&A expenses for the three months ended November 3, 2001 decreased to 26.6% from 26.9% for the three months ended October 28, 2000. The decrease in expenses as a percentage of sales resulted primarily from expense management initiatives instituted by the Company, partially offset by increases in depreciation expense related to new stores and store expansions and increased bad debt expense associated with the Company's proprietary credit cards.

         As a percentage of revenues, SG&A expenses for the nine months ended November 3, 2001 increased to 27.1% from 26.5% for the nine months ended October 28, 2000. The increase in expenses as a percentage of sales resulted primarily from increased bad debt expense associated with the Company's proprietary credit cards, additional depreciation expense related to new stores and store expansions and the additional costs associated with the initial operating phase of the Company's e-commerce initiative, partially offset by the expense management initiatives referred to above.

         Cumulative effect of change in accounting principle. In connection with the implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company recorded a $1.0 million charge to net income as of the beginning of fiscal year 2002 related to its interest rate swap contracts with option provisions. The adjustment represented the fair market value, net of tax benefit, of these contracts as of February 4, 2001.

         Net income. Net income for the three and nine months ended November 3, 2001 decreased $2.5 million and $11.7 million, respectively, compared to the same periods in fiscal year 2001. Excluding the restructuring charge and asset impairment and store closing costs during fiscal year 2002, the cumulative effect of change in accounting principle as of the beginning of fiscal year 2002, and the gains from the sale of property, equipment and investments in each period, net income for the three and nine months ended November 3, 2001 increased $4.4 million and decreased $2.0 million respectively, over the same periods in fiscal year 2001.


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

         Expenditures for property and equipment were $89.8 million in the nine months ended November 3, 2001, compared to $112.8 million in the nine months ended October 28, 2000. During the first nine months of fiscal year 2002, the Company opened new stores in Lake City and Winter Haven, FL, Shallotte, NC and Nacogdoches, TX; completed the expansion and remodel of stores in Asheville and Waynesville, NC; and remodeled stores in Aiken and Anderson, SC, Wilmington, NC and Jacksonville, FL.

         The Company's note payable agreement expires on April 27, 2002 and, accordingly, the outstanding balance as of November 3, 2001 of $208.8 million has been included in current liabilities. However, the agreement may be renewed by mutual consent of the parties and it is the Company's intent to renew the facility and utilize it as long-term financing.

         Management of the Company believes that cash flows from operations and the existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements.


Recent Accounting Pronouncements

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement No. 142). Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. The effective date of Statement No. 142 is the beginning of the Company's fiscal year 2003. The Company does not anticipate the adoption of Statement No. 142 will have a material impact on the Company's financial position and results of operations.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement No. 144). Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The effective date of Statement No. 144 is the beginning of the Company's fiscal year 2003. The Company does not believe adoption of Statement No. 144 will have a material impact on the Company's financial position or results of operations.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes to the Company's quantitative and qualitative market risk disclosures during the nine months ended November 3, 2001.

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

         10.1 Second Modification Agreement, dated as of September 21, 2001, between Belk, Inc. and First Union National Bank.

         10.2 Third Amendment to Credit Agreement, dated as of September 21, 2001, by and among Belk, Inc. and Wachovia Bank, N.A.

         10.3 Amendment Number 3 to Note Purchase Agreement, dated as of October 19, 2001 among Belk, Inc., The Belk Center, Inc., Enterprise Funding Corporation, and Bank of America, N.A., amending that certain Note Purchase Agreement dated as of May 3, 1999.

         10.4 Note and Pledge Agreement, dated October 1, 2001, by and between Thomas M. Belk, Jr. and Belk, Inc.

         10.5 Note and Pledge Agreement, dated October 1, 2001, by and between H.W. McKay Belk and Belk, Inc.

         10.6 Note and Pledge Agreement, dated October 1, 2001, by and between John R. Belk and Belk, Inc.



(b)      Reports on Form 8-K

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               BELK, INC.



Dated:  December 18, 2001      By: /s/ Ralph A. Pitts
                                   ---------------------------------------------
                                   Ralph A. Pitts
                                   Executive Vice President, General Counsel and Corporate Secretary
                                   (Authorized Officer of the Registrant)

                               By: /s/ Brian T. Marley
                                   ---------------------------------------------
                                   Brian T. Marley
                                   Executive Vice President, Finance
                                   (Chief Financial Officer)