Form 10-K
period 2002-02-02
BELK INC
filed 2002-05-03
CIK 1051771

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________TO ____________

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of April 26, 2002 (based on the book value per share of Common Stock of the Registrant, as of February 2, 2002) was $342,036,654. 54,759,003 shares of common stock were outstanding as of April 26, 2002, comprised of 53,573,996 shares of the registrant's Class A Common Stock, par value $0.01, and 1,185,007 shares of the registrant's Class B Common Stock, par value $0.01.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2002 are incorporated herein by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   BELK, INC.

                               TABLE OF CONTENTS

ITEM NO.                                                           PAGE NO.
--------                                                           --------
                                  PART I
1.   Business....................................................      2
2.   Properties..................................................      8
3.   Legal Proceedings...........................................      9
4.   Matters Submitted to Vote of Security Holders...............      9

                                  PART II
5.   Market Information for Registrant's Common Equity and
     Related Stockholder Matters.................................     10
6.   Selected Financial Data.....................................     10
7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................     11
7A.  Quantitative and Qualitative Disclosure About Market Risk...     18
8.   Financial Statements and Supplementary Data.................     19
9.   Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure....................................     41

                                 PART III
10.  Directors and Executive Officers of the Registrant..........     41
11.  Executive Compensation......................................     41
12.  Security Ownership of Certain Beneficial Owners and
     Management..................................................     41
13.  Certain Relationships and Related Transactions..............     41

                                  PART IV
14.  Exhibits, Financial Statements, Schedules and Reports on
     Form 8-K....................................................     41

                THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS

     Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as "may", "will", "intend", "project", "expect", "anticipate", "believe", "estimate", "continue" or other similar words. Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the internet, our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute our growth strategies, anticipated benefits from the consolidation of our operating divisions and distribution facilities, the expected benefit of our new systems and technology, the expected increase in our sales and revenues generated through our proprietary charge card program and the anticipated benefits from the Merchandising Restructuring (as described herein). These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements.

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

     - our realization of planned synergies and cost savings through our the consolidation of our distribution facilities and functions;

     - the effectiveness of our e-commerce and gift registry strategies;

     - our ability to contain costs;

     - our ability to accomplish our logistics and distribution strategies;

     - the effectiveness of our merchandising and sales promotion consolidation and the implementation of our planning and allocation functions;

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Belk, Inc., together with its subsidiaries (collectively, the "Company" or "Belk"), is the largest privately owned department store business in the United States, with total revenues of approximately $2.24 billion for the fiscal year ended February 2, 2002. The Company and its predecessors have been successfully operating department stores since 1888 by providing superior service and merchandise that meets customers' needs for fashion, value and quality.

     The Company operates 207 retail department stores in 13 states in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with a dominant merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.

     Although the Company operates 48 Belk stores that exceed 100,000 square feet in size, most Belk stores range in size from 50,000 to 80,000 square feet. Most of the Belk stores are anchor tenants in major regional malls and shopping centers, primarily in medium and smaller markets. In addition to department stores, the Company operates two stores that sell limited selections of cosmetics, hosiery and accessories for women under the "Belk Express" store name. The Belk stores occupy in the aggregate approximately 16.610 million square feet of space.

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

     Target Customer Focus. Belk's primary target customer is a 35-to-54-year-old female who works outside of the home; whose annual family income exceeds $35,000; who buys for herself and her family; and who is style conscious and seeks updated fashions and quality merchandise. The Company maintains its target customer focus by conducting ongoing research to ascertain and update target customer characteristics and needs, such as annual customer satisfaction surveys and customer focus group studies. It seeks to maximize customer convenience and satisfaction through effective inventory management that ensures consistently high inventory levels of desired merchandise, effective store layout, merchandise signing and visual display, and quick and efficient transactions at the point of sale. Additionally, the Company strives to attract and retain well-qualified associates who provide a high level of friendly, personal service to enhance the customer's shopping experience.

     Focused Merchandise Assortments. The Company has positioned itself through its target customer focus to take advantage of significant sales growth opportunities in its women's apparel (including special sizes), accessories and shoe businesses. The Company has launched merchandise initiatives focused on providing its target customer with in-depth assortments of updated, branded fashions that meet customers' lifestyle needs for casual, career and social occasions.

     Compelling Sales Promotions. Belk's sales promotion strategy focuses on promoting merchandise that the target customer desires, offering her compelling sale discounts, and providing adequate inventory to support all sales promotion events.

     Distinctive Customer Service. The Company's customer research has determined that Belk generally differentiates itself from competitors through the high level of service and amenities that its stores provide. Belk intends to continue its tradition of employing sales associates who are knowledgeable about the merchandise they sell, approach customers promptly, help when needed and provide quick checkout.

     Winning Store and Market Strategy. The Company has an explicit company-wide store and market strategy focused on maximizing return on investment and improving its competitive position. The approach to investment in new markets and the expansion and renovation of existing facilities includes a disciplined real estate evaluation process using a balanced scorecard, rigorous financial measures, and investment guidelines.

PRODUCTIVITY AND EFFICIENCY STRATEGY

     The Company seeks to improve profitability through developing and implementing initiatives designed to improve productivity and efficiency throughout the organization. Such initiatives include a "store-ready" merchandise program that speeds delivery of merchandise to the sales floor, the expanded implementation of a "smart store" concept that enhances efficiencies on the sales floor through the use of centralized cash register and gift wrap stands, and the use of computer-based training programs.

     During fiscal year 2002, a Company-wide expense management initiative produced substantial savings. Associates from throughout the Company submitted more than 1,000 expense saving ideas, many of which were implemented to help reduce costs across all expense areas. In addition to the "grass roots" effort, management identified other areas for expense reduction, set stretch goals and targets and implemented a process to track savings for each area and idea. The expense management efforts had a significant positive impact on the Company's overall financial results for the year, and integrating expense management strategies, processes and programs into operations throughout the Company will continue to be a top priority.

GROWTH STRATEGY

     The Company intends to continue to open new stores selectively in new and existing markets in order to increase sales, market share and customer loyalty. As the consolidation of the department store industry continues, the Company will also seek out and consider store acquisitions that offer opportunities for growth in existing and contiguous markets.

     Management of the Company believes that there are significant opportunities for growth in existing Belk markets where the Belk name and reputation are well known. Although the Company will continue to take advantage of prudent opportunities to expand into large markets, the Company will focus its expansion in medium-sized markets with store units in the 50,000 to 80,000 square-foot size range.

     In determining where to open new stores in the future, the Company's management will evaluate demographic information such as income, education levels, age and occupation, as well as the availability of prime real estate locations, existing and potential competitors and the number of Belk stores in the same or contiguous market areas. Management will also analyze store and market sales and income data and seek to identify economies of scale available in advertising, distribution and other expenses as part of its process for determining new store sites and markets for expansion.

     In fiscal year 2002, the Company opened four new stores that have a combined size of approximately 200,000 square feet of space, and expanded four existing stores with a total combined new space of approximately 110,000 square feet. In fiscal year 2003, Belk plans to open nine new stores that will have a combined space of approximately 845,000 square feet. The Company will also complete a 40,000-square-foot expansion and major renovation of its flagship store at SouthPark Mall in Charlotte, N.C.

     New stores and major expansions opened in fiscal year 2002 include:

New Stores

                                                                    DATE OF    NEW OR EXISTING
LOCATION                                           SIZE (SQ. FT.)   OPENING        MARKET
--------                                           --------------   --------   ---------------
Lake City, FL (Lake City Mall)...................      46,119       03/07/01       New
Nacogdoches, TX (University Mall)................      45,000       03/21/01       New
Winter Haven, FL (Winter Haven City Centre)......      60,875       08/01/01    Existing
Shallotte, NC (Shallotte Crossing)...............      48,497       10/16/01       New

Expansions

                                                  EXPANSION SIZE   DATE OF    NEW OR EXISTING
LOCATION                                            (SQ. FT.)      OPENING        MARKET
--------                                          --------------   --------   ---------------
Asheville, NC (Asheville Mall)..................      59,933       08/08/01    Existing
Waynesville, NC (Ingles Market).................       6,156       10/24/01    Existing
Roanoke, VA (Valley View Mall)..................      22,800       10/24/01    Existing
Harrisonburg, VA (Valley Mall)..................      21,735       11/14/01    Existing

     New stores and major store expansions scheduled for completion in fiscal year 2003 include:

New Stores

                                                                    DATE OF    NEW OR EXISTING
LOCATION                                           SIZE (SQ. FT.)   OPENING        MARKET
--------                                           --------------   --------   ---------------
Jasper, AL (Jasper Mall).........................      48,640       03/06/02       New
Rogers, AR (Scottsdale Center)...................      73,777       03/06/02       New
Durham, NC (The Streets At Southpoint)...........     179,799       03/06/02    Existing
Newnan, GA (Newnan Crossing).....................      65,773       03/12/02    Existing
Norcross, GA (The Forum at Peachtree)............      65,804       03/12/02       New
Morristown, TN (College Square Mall).............      73,000       03/13/02       New
Morehead City, NC (Cypress Bay Plaza)............     100,000       04/25/02    Existing
Raleigh, NC (Triangle Towne Center)..............     179,466       08/14/02    Existing
McDonough, GA (Henry Town Center)................      58,267       08/21/02       New

Expansions

                                                  EXPANSION SIZE   DATE OF    NEW OR EXISTING
LOCATION                                            (SQ. FT.)      OPENING        MARKET
--------                                          --------------   --------   ---------------
Charlotte, NC (SouthPark Mall)..................      40,000       11/06/02    Existing

MERCHANDISING

     Belk stores feature quality name brand and private label merchandise in moderate to better price ranges, providing fashion, selection and value to customers. The merchandise mix is targeted to middle and upper-income customers shopping for their families and homes, and includes a wide selection of fashion apparel, accessories and shoes for women, men and children, as well as cosmetics, home furnishings, housewares, gift and guild, jewelry, and other types of department store merchandise. The goal is to position Belk stores as the leaders in their markets in providing updated, "fashion-right" assortments with greater depth of style, selection and value. The Company's strategic merchandise initiatives continued to produce strong sales results in fiscal year 2002 in women's apparel, accessories and shoes, as well as other areas of the business.

     Belk stores offer complete assortments of the most desirable national brands. The Company has enjoyed excellent long-time relationships with many top apparel and cosmetics suppliers and is often the exclusive distributor of apparel, accessories and cosmetic lines in its markets. This enhances the Belk stores' image as fashion leaders and enables Belk to offer customers exclusive and original merchandise that is not generally available in other stores in their markets.

     Belk stores also offer exclusive private brands in selected merchandise areas that provide customers with merchandise that is comparable in quality and style with national brands at substantial savings. Belk private brands, which include Kim Rogers, Madison Studio, J. Khaki, Meeting Street, Saddlebred and Home Accents, provide outstanding value for customers and set Belk apart from its competitors. During fiscal year 2002, the Company reintroduced its Saddlebred label in men's merchandise and plans in the coming year to launch an updated Nursery Rhyme label for infants and toddlers.

THE MERCHANDISING RESTRUCTURING

     In May 2002, the Company announced plans to consolidate its divisional merchandising and sales promotions functions into a single organization to be located at the company's corporate offices in Charlotte, NC. The plans also include implementation of a central planning and allocation function to oversee the distribution and allocation of merchandise to the stores. The Company anticipates that the consolidation will permit the Company to achieve more unified and consistent execution of its merchandising, marketing and advertising strategies and more focused merchandise assortments at the store level. The Company also anticipates that the consolidation, once fully implemented, will result in cost savings and greater operating efficiencies. The Company plans to record a restructuring charge in the second quarter of fiscal year 2003 to reflect anticipated severance payments, lease obligation liabilities and the disposal of excess assets. The Company is not at this time able to predict the amount of the charge or the anticipated cost savings due to uncertainties regarding the number and identity of employees who will remain with the Company, the asset requirements for the consolidated organization and the costs of implementation. The consolidation is scheduled to be effective in the third quarter.

MARKETING

     The Company employs its strategic marketing initiatives and strategies to develop and enhance the equity of the Belk brand, strengthen its relationship with and become the desired destination for the target customer, and create and strengthen "one-to-one" relationships with customers. The Company's primary marketing strategy emphasizes direct communications with customers through personal contact and the use of multi-faceted advertising, marketing and sales promotion programs. This strategy encompasses extensive mass media print and broadcast advertising, direct mailings to charge customers, comprehensive store visual merchandising and signing, in-store special events (e.g., trunk shows, celebrity and designer appearances) and magazine, newspaper and billboard advertising. The Company also provides information about the Company and its sales promotions and bridal gift registry on the belk.com website.

     Major sales promotions and sales events are planned and implemented in Belk stores throughout the year. The Company regularly produces advertising circulars that are distributed to millions of customers via newspaper inserts or direct mailings. The Company intends to use creative advertising that effectively communicates the Company's merchandise offerings, fashion image and reputation for superior service to store customers in a variety of media, including customized advertising based upon the particular merchandise needs and shopping preferences of its customers.

     In fiscal year 2002, the Company launched a new marketing concept and merchandise program for juniors called Zuniverse. The area offers the hottest fashion trends in a bright, upbeat setting designed especially for teenaged girls and young adult women. Zuniverse sets itself apart from other areas of the store with a distinctive decor featuring vibrant orange and purple colors, bold graphics and signing. Customers can access information about Zuniverse merchandise and services via the Internet through Belk's exclusive website at www.Zuniverse.net. A Zuniverse Great Gifts(TM) card has been created especially for the Zuniverse customer, which can be purchased at any store sales register. Juniors customers can join Belk's Z-Club at no cost and receive a ten percent discount on all Zuniverse purchases each time they shop.

GIFT CARDS

     The Company's "Great Gifts Card" program introduced in spring 2000 replaced paper gift checks with an electronic stored value card. The program provides a convenient option for customer gift-giving and also enables stores to issue electronic credits to customers in lieu of cash refunds for merchandise returned without sales receipts. Four types of Great Gifts Cards are available, each with its own distinctive design and appeal: Bridal/Anniversary, Holiday, Zuniverse (for juniors customers), and Standard.

SALONS AND SPAS

     The Company owns and operates eleven hair styling salons in its various store locations, seven of which also offer spa services. During fiscal year 2002, the Company opened new salon and spa operations at its stores in Asheville, NC (Asheville Mall) and Anderson, SC (Anderson Mall) and completed a renovation of the existing hair salon at SouthPark Mall in Charlotte, NC, which was expanded to include spa services. On March 12, 2002, a salon and spa was opened at Belk of The Streets at Southpoint, Durham, NC, and an additional hair salon and spa is scheduled to open at Belk of Triangle Towne Center, Raleigh, NC in August 2002. The hair salons offer the latest hair styling services as well as wide assortments of top brand name beauty products, including Aveda. The spas offer massage therapy, skincare, nail treatments and other specialized services.

E-COMMERCE AND GIFT REGISTRY

     During fiscal year 2002, the Company integrated the operations of its former E-Commerce Division into existing functional areas in order to more efficiently meet the needs of bridal and gift registry customers and implement a new Belk e-commerce business model. The Company also recorded an $8.6 million charge in connection with its e-commerce initiative as a result of reduced revenues and earnings projections. Under the new model, belk.com continues to provide a presence for the Company on the Internet and offers online shopping solutions to customers for bridal gift needs, including support of bridal gift kiosks and product scanning capabilities in the stores.

     The Company's gift registry offers a wide assortment of bridal merchandise that can be registered and purchased online or in local Belk stores, and shipped directly to the customer or gift recipient. The gift registry is a fully integrated system that combines the best of Internet technology and in-store shopping. Brides and engaged couples can conveniently create their gift registry and make selections through belk.com from a home computer, or they can go to a Belk store where a certified professional bridal consultant can provide assistance using the store's online "Great Gifts" kiosk. In the Belk stores that have kiosks, brides and engaged couples can use a portable scanning device, which enables them to quickly and easily enter information on their gift selections directly into the registry system.

BELK PROPRIETARY CHARGE PROGRAMS

     The Company offers its customers the convenience of paying for their purchases on credit using a variety of proprietary charge payment programs, including a 30-day revolving account, an interest-free 30-60-90 day account, an interest-free table top plan (for china, crystal, silver and other gift purchases) and an interest-free fine jewelry plan.

     The Company promotes the use of Belk charge cards by existing Belk charge customers and seeks to increase the number of new Belk cardholders through targeted marketing campaigns and active solicitation efforts within Belk stores. During fiscal year 2002, the Company implemented an updated "Belk Select" affinity program offering improved benefits for its best Belk charge customers. The program is designed to attract profitable new customers, increase sales from existing customers and increase the active Belk credit card account base. It offers special benefits and services to charge customers whose Belk charge purchases total $650 or more in a calendar year, including $5 in free Belk "Select reward dollars" for every $150 charged to their Belk Select card which can be applied toward future Belk purchases, a 10-percent-off "Make Your Own Sale" certificate, free deluxe gift wrapping, free basic alterations, choice of billing dates, two skip-a-payment options per year, no annual fee, and notifications of special savings, sales events and courtesy shopping days.

     The Company's charge cards are issued through Belk National Bank, a subsidiary of the Company located in Lawrenceville, Georgia. Belk National Bank has enabled the Company to standardize the interest rate terms of Belk charge customer accounts across the 13 states in which Belk operates and competitively set interest rates and fees comparable to other retailers.

SYSTEMS AND TECHNOLOGY

     Belk continued to make significant investments in technology and information systems in order to drive sales growth, improve operating efficiency and support its overall business strategy. The Company has placed a priority on the development and implementation of computerized systems to support its merchandising, sales floor, inventory management and logistics initiatives. These systems enable management to quickly identify sales trends, order, track and distribute merchandise, manage markdowns and monitor merchandise mix and inventory levels. In addition, during fiscal year 2002 the Company outsourced its computer operations, help desk and network support services to IBM Global Services.

INVENTORY MANAGEMENT AND LOGISTICS

     The Company opened a new 371,000 square foot Central Distribution Center in Blythewood, S.C., in July 2000 as part of the restructuring of the Company's merchandise distribution and logistics network. During fiscal year 2002, the Company completed the consolidation of its distribution centers located in Charlotte, NC, Morrisville, NC, Greensboro, NC, Mauldin, SC, Summerville, SC and Fayetteville, NC, together with store merchandise receiving and processing functions in 91 stores not previously serviced by a distribution center, into the new Blythewood center. The central distribution facility incorporates the latest distribution center design, technology and equipment, facilitating the automation of many labor-intensive processes. The consolidation resulted in significant cost savings, logistical efficiencies and accelerated delivery of merchandise from the vendor to the sales floor. The degree and timing of the total cost savings ultimately realized is subject to fluctuation based on the level of vendor compliance with the Company's Floor Ready standards, the competitive pricing conditions for third party services and other factors.

     Additionally, the Central Distribution Center, combined with the Company's inventory management systems and "Floor Ready" initiatives, has significantly reduced merchandise cycle time. The Company's "Store Ready" merchandise receiving processes have enabled stores to receive and process merchandise shipments and move goods to the sales floor early in the day before the store opens, ensuring the ongoing timely delivery of fresh goods to meet customers' shopping needs.

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

INDUSTRY AND COMPETITION

     The Company operates retail department stores in the highly competitive and dynamic retail apparel industry. Management of the Company believes that the principal competitive factors for retail department store operations include merchandise selection, quality, value, customer service and convenience. The Company believes its stores are strong competitors in all of these areas. The Company's primary competitors are traditional department stores, mass merchandisers, national apparel chains, individual specialty apparel stores and direct merchant firms, including Federated Department Stores, Inc., Wal-Mart Stores, Inc., Kohl's Corporation, The May Department Stores Company, Dillard's, Inc., Sak's, Inc., Sears Roebuck & Co. and J.C. Penney Company, Inc.

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

ASSOCIATES

     As of February 2, 2002, the Company had approximately 18,500 full-time and part-time associates. Because of the seasonal nature of the retail business, the number of associates fluctuates from time to time and is highest during the holiday shopping period in November and December. The Company as a whole considers its relations with associates to be good. None of the associates of the Company are represented by unions or subject to collective bargaining agreements.

ITEM 2.  PROPERTIES

STORE LOCATIONS

     As of February 2, 2002, the Company operated a total of 207 retail stores in the following states:

Alabama -- 3                 Maryland -- 2                Tennessee -- 3
Arkansas -- 2                Mississippi -- 1             Texas -- 3
Florida -- 19                North Carolina -- 73         Virginia -- 19
Georgia -- 38                South Carolina -- 38         West Virginia -- 2
Kentucky -- 4

     Belk stores are located in regional malls (114), strip shopping centers
(87), "power" centers (2) and "lifestyle" centers (2). Additionally, there are two freestanding stores. Approximately 89% of the gross square footage of the typical Belk store is devoted to selling space to ensure maximum operating efficiencies. A majority of the stores are either new or have undergone renovations within the past ten years. The new and renovated stores feature the latest in retail design, including attractive exteriors and interiors. The interiors are designed to create an exciting, comfortable and convenient shopping environment for customers. They include the latest lighting and merchandise fixturing, as well as quality decorative floor and wall coverings and other special decor. The store layout is designed for ease of shopping, and store signing is used to help customers identify and locate merchandise.

     As of February 2, 2002, the Company owned 58 store buildings, leased 143 store buildings under operating leases, and owned 16 store buildings under ground leases. The typical operating lease has an initial term of between 15 and 20 years, with four renewal periods of five years each, exercisable at the Company's option.

     The typical ground lease has an initial term of 20 years, with a minimum of four renewal periods of five years each, exercisable at the Company's option.

NON-STORE FACILITIES

     The Company also owns or leases the following distribution centers, division offices and headquarters facilities:

BELK PROPERTY                                                 LOCATION       OWN/LEASE
-------------                                             -----------------  ---------
Belk, Inc. Southern Division Office.....................  Jacksonville, FL   Lease
Belk, Inc. Northern Division Office.....................  Raleigh, NC        Lease
Belk, Inc. Western Division Office......................  Greenville, SC     Own
Belk, Inc. Corporate and Central Division Offices.......  Charlotte, NC      Own
Belk Central Distribution Center........................  Blythewood, SC     Lease

OTHER

     The Company owns or leases various other real properties, including primarily former store locations, division offices and distribution centers. Such property is not material, either individually or in the aggregate, to the Company's results of operations or financial condition.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is engaged in various legal actions that are incidental to its business. Management of the Company believes that none of the various actions and proceedings involving the Company will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ending February 2, 2002.

                                    PART II

ITEM 5. MARKET INFORMATION FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Neither the Class A Common Stock, par value $.01 per share (the "Class A Common Stock") nor the Class B Common Stock, par value $.01 per share (the "Class B Common Stock") was listed or traded on a public market during any part of fiscal year 2002. There is no established public trading market for either class of the Registrant's common stock. As of April 26, 2002, there were approximately 580 holders of record of the Class A Common Stock and 221 holders of record of Class B Common Stock. On March 14, 2002, the Company declared a dividend of $.25 on each share of the Class A and Class B Common Stock outstanding on that date. The amount of dividends paid out with respect to fiscal year 2002 and each subsequent year will be determined at the sole discretion of the Board of Directors based upon the Company's results of operation, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

                                        52 WEEKS      53 WEEKS      52 WEEKS      52 WEEKS      52 WEEKS
                                          ENDED         ENDED         ENDED         ENDED         ENDED
                                       FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,   JANUARY 30,   JANUARY 31,
                                          2002          2001          2000          1999          1998
                                       -----------   -----------   -----------   -----------   -----------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED STATEMENT OF INCOME DATA:
Revenues.............................  $2,243,151    $2,269,695    $2,144,674    $2,056,173    $1,942,247
Cost of goods sold...................   1,532,213     1,562,100     1,452,856     1,398,446     1,323,370
Depreciation and amortization........      83,625        74,102        65,117        57,141        54,081
Income from operations...............     137,144       132,287       144,323       130,511       109,993
Income from continuing operations....      64,641        57,625        72,706        57,974        59,672
Loss from discontinued
  operations(1)......................        (221)         (292)       (1,543)           --        (5,272)
Net income...........................      63,382        57,333        71,163        56,970        53,726
Basic income per share:
  From continuing operations.........        1.18          1.05          1.31          1.02           N/A
  Net income.........................        1.16          1.04          1.28          1.01           N/A
Cash dividends per share.............        0.25          0.25         0.235           N/A           N/A
SELECTED BALANCE SHEET DATA:
Accounts receivable, net.............     343,247       339,591       340,061       351,143       353,509
Merchandise inventory................     495,744       542,262       501,033       483,995       432,917
Working capital......................     609,261       619,055       591,054       626,953       496,471
Total assets.........................   1,707,380     1,734,744     1,631,646     1,596,063     1,350,647
Short-term debt......................       6,089         9,715         7,854         4,264        59,323
Long-term debt and capitalized lease
  obligations........................     410,587       452,579       405,357       403,713       299,582
Stockholders' equity.................     898,242       865,070       822,094       787,260       703,110
SELECTED OPERATING DATA:
Number of stores at end of period....         207           207           206           212           218
Comparable store net revenue increase
  (decrease)(2)......................        (2.1)%         4.4%          2.4%          2.8%          1.2%

---------------

(1) Loss from discontinued operations represents the operating results of TAGS, LLC, which owned and operated outlet stores.
(2) On a 52 versus 52 week basis, comparable store net revenues decreased .7% in fiscal year 2002 and increased 3.2% in fiscal year 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Discontinued Operations. In October 1997, the Company announced the closing of the TAGS outlet stores (the "TAGS Stores"), that were operated by TAGS Stores, LLC ("TAGS"). The operating results of this entity are presented as discontinued operations.

     Certain Components of Net Income. Revenues include sales from retail operations and net revenues from leased departments. Cost of goods sold include cost of merchandise, buying and occupancy expense. Selling, general and administrative expense includes payroll, advertising, credit and depreciation expense.

THE LOGISTICS RESTRUCTURING

     During fiscal year 2001, the Company constructed a new 371,000 square foot central distribution center in Blythewood, S.C. as part of the restructuring of the Company's merchandise distribution and logistics network (the "Logistics Restructuring"). During fiscal year 2002, the Company completed the consolidation of its distribution centers located in Charlotte, N.C., Morrisville, N.C., Greensboro, N.C., Mauldin, S.C., Summerville, S.C. and Fayetteville, N.C., together with store merchandise receiving and processing functions in 91 stores not previously serviced by a distribution center, into the new Blythewood center. The consolidation resulted in significant cost savings, logistical efficiencies and accelerated delivery of merchandise from the vendor to the sales floor. The degree and timing of the total cost savings ultimately realized is subject to fluctuation based on the level of vendor compliance with the Company's packaging and labeling standards, the competitive pricing conditions for third party services and other factors.

THE MERCHANDISING RESTRUCTURING

     In May 2002, the Company announced plans to consolidate its divisional merchandising and sales promotions functions into a single organization to be located at the company's corporate offices in Charlotte, NC. The plans also include implementation of a central planning and allocation function to oversee the distribution and allocation of merchandise to the stores. The Company anticipates that the consolidation will permit the Company to achieve more unified and consistent execution of its merchandising, marketing and advertising strategies and more focused merchandise assortments at the store level. The Company also anticipates that the consolidation, once fully implemented, will result in cost savings and greater operating efficiencies. The Company plans to record a restructuring charge in the second quarter of fiscal year 2003 to reflect anticipated severance payments, lease obligation liabilities and the disposal of excess assets. The Company is not at this time able to predict the amount of the charge or the anticipated cost savings due to uncertainties regarding the number and identify of employees who will remain with the Company, the asset requirements for the consolidated organization and the costs of implementation. The consolidation is scheduled to be effective in the third quarter.

ASSET IMPAIRMENT AND STORE CLOSING COSTS

     During fiscal year 2002, the Company recorded a pre-tax charge of $13.5 million for asset impairment and store closing costs. The charge includes (i) an $8.6 million reduction to fair value of the historical cost of assets associated with the Company's e-commerce initiative as a result of reduced revenues and earnings projections for Belk.com and (ii) $1.6 million of exit costs and a $3.3 million write-down of long-term assets for four stores closing during fiscal years 2002 and 2003. The exit costs primarily consist of post-closing real estate lease obligations. The long-term assets in the stores are primarily leasehold improvements and fixtures that will be abandoned, discarded or sold when the stores are closed. The Company does not anticipate incurring significant additional exit costs in connection with the store closings.

CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. As discussed in Note 1 to the

Company's Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation; the allowance for doubtful accounts; useful lives of depreciable assets; recoverability of long-lived assets, including intangible assets; restructuring and store closing reserves and the calculation of pension and postretirement obligations. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See Note 1 to the Company's Consolidated Financial Statements for a discussion of the Company's significant accounting policies.

     While the Company believes that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, the Company cannot guarantee that its estimates and assumptions will be accurate, which could require the Company to make adjustments to these estimates in future periods.

     The following critical accounting policies are used in the preparation of the financial statements:

     Inventory Valuation. Inventories are valued using the lower of cost or market value, determined by the retail inventory method. Under the retail inventory method ("RIM"), the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the retail inventory method will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate costs. In addition, failure to take markdowns currently can result in an overstatement of cost under the lower of cost or market principle.

     Allowance for Doubtful Accounts. The Company provides an allowance for doubtful accounts that is determined based on a number of factors, including delinquency rates, bankruptcy filings, historical charge-off patterns and management judgment.

     Useful Lives of Depreciable Assets. The Company utilizes judgment in determining the estimated useful lives of its depreciable long-lived assets which are included in the consolidated financial statements. The estimate of useful lives is determined by the Company's historical experience with the type of asset purchased.

     Recoverability of Long-Lived Assets. Long-lived assets, including intangible assets, are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally measured by discounting estimated future cash flows. Where available, the Company would also obtain individual appraisals or utilize other indicators of fair value. Considerable management judgment is necessary to estimate discounted future cash flows.

     Restructuring and Store Closing Reserves. The Company reduces the carrying value of property and equipment to fair value for owned locations or recognizes a reserve for future obligations for leased facilities at the time a decision is made to close a store or other location. The reserve includes future minimum lease payments, common area maintenance and taxes. Additionally, the Company makes certain assumptions related to potential subleases and lease buyouts that reduce the recorded amount of the accrual. These assumptions are based on our knowledge of the market and other relevant experience including information provided by third party real estate brokers. However, significant changes in the real estate market and the inability to enter into the subleases or obtain buyouts within the estimated timeframe may result in increases or decreases to these reserves.

     Pension and Postretirement Obligations. The Company utilizes significant assumptions in determining its periodic pension and postretirement expense and obligations which are included in the consolidated financial statements. These assumptions include determining an appropriate discount rate, investment earnings, rate of compensation increase as well as the remaining service period of active employees. The Company utilizes a qualified actuary to calculate the periodic pension and postretirement expense and obligations based upon these assumptions and actual employee census data.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's consolidated statements of income and other pertinent financial and operating data.

                                                           52 WEEKS        53 WEEKS        52 WEEKS
                                                             ENDED           ENDED           ENDED
                                                          FEBRUARY 2,     FEBRUARY 3,     JANUARY 29,
                                                             2002            2001            2000
                                                          -----------     -----------     -----------
SELECTED FINANCIAL DATA:
Revenues................................................       100.0%          100.0%          100.0%
Cost of goods sold......................................        68.3            68.8            67.7
Selling, general and administrative expenses............        24.9            25.0            25.2
Asset impairment and store closing costs................         0.6              --              --
Restructuring charge....................................          --             0.4             0.4
Income from operations..................................         6.1             5.8             6.7
Interest expense, net...................................         1.8             1.8             1.8
Income taxes............................................         1.7             1.5             1.8
Income from continuing operations.......................         2.9             2.5             3.4
Net income..............................................         2.8             2.5             3.3
SELECTED OPERATING DATA:
Gross square footage (in thousands).....................      16,610          16,627          16,369
Store revenues per gross sq. ft.........................   $     135       $     137       $     131
Comparable store net revenue increase (decrease)(1).....        (2.1)%           4.4%            2.4%
Number of stores
  Opened................................................           4               8               5
  Closed................................................          (4)             (7)            (11)
          Total -- end of period........................         207             207             206

---------------

(1) On a 52 versus 52 week basis, comparable store net revenues decreased .7% in fiscal year 2002 and increased 3.2% in fiscal year 2001.

COMPARISON OF FISCAL YEARS ENDED FEBRUARY 2, 2002 AND FEBRUARY 3, 2001

     Revenues. The Company's revenues in fiscal year 2002 decreased 1.2%, or $26.5 million, to $2.24 billion from $2.27 billion in fiscal year 2001. The decrease resulted primarily from a 2.1% decrease in revenue from comparable stores due to the 53rd week in fiscal year 2001 versus 52 weeks in fiscal year 2002, partially offset by $14.5 million of additional revenues from new, expanded and remodeled stores over the prior year revenues for those locations. On a 52 versus 52 week basis, fiscal year 2002 revenues from all stores increased .2% over fiscal year 2001.

     Cost of Goods Sold. As a percentage of revenues, cost of goods sold decreased to 68.3% in fiscal year 2002 as compared to 68.8% in fiscal year 2001. The decrease is primarily attributable to cost savings generated by the Logistics Restructuring, partially offset by additional markdowns resulting from economic and competitive conditions.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $559.7 million in fiscal year 2002, compared to $566.4 million in fiscal year 2001, a decrease of 1.2%. As a percentage of revenues, SG&A decreased to 24.9% in fiscal year 2002 from 25.0% in fiscal year 2001. The decrease in SG&A expenses as a percentage of revenues resulted primarily from expense management initiatives instituted by the Company and increased finance charge income associated with the Company's proprietary credit cards, partially offset by increases in depreciation expense related to new stores and store expansions, increased bad debt expense associated with the Company's proprietary credit cards and additional costs associated with the initial operating phase of the Company's e-commerce initiative.

     During fiscal years 2002 and 2001, the Company's bad debt expense, net of recoveries, associated with the issuance of credit on the Belk proprietary credit cards, was $18.7 million and $13.7 million, respectively. During fiscal years 2002 and 2001, finance charge income on the outstanding Belk proprietary credit card receivables was $57.7 million and $56.9 million, respectively. Accounts receivable management and collection services expenses for fiscal years 2002 and 2001 were $24.3 million and $23.6 million, respectively.

     Asset Impairment and Store Closing Costs. During fiscal year 2002, the Company recorded a pre-tax charge of $13.5 million for asset impairment and store closing costs. The charge includes (i) an $8.6 million reduction to fair value of the historical cost of assets associated with the Company's e-commerce initiative as a result of reduced revenues and earnings projections for Belk.com and (ii) $1.6 million of exit costs and a $3.3 million reduction to fair value of long-term assets for four stores closing during fiscal years 2002 and 2003.

     Restructuring Charge. For fiscal years 2002 and 2001, the Company recorded a $.1 million and $8.3 million charge, respectively, in connection with the Logistics Restructuring. The charges consisted of $2.6 million of employee severance costs and $5.8 million related to the disposal of excess assets and post closing lease obligations.

     During fiscal year 2002 and 2001, the Company recorded a $.5 million and $.6 million charge, respectively, in connection with the consolidation of its thirteen operating divisions into four expanded regional divisions in June 1999. The charges resulted from increases in estimated costs associated with post closing lease obligations.

     Income from Operations. The Company's income from operations includes $13.5 million of asset impairment and store closing costs in fiscal year 2002 and a $.7 million and $8.9 million restructuring charge for fiscal years 2002 and 2001, respectively. Excluding these charges, income from operations for fiscal year 2002 increased $10.1 million, or 7.2%, compared to fiscal year 2001.

     Discontinued Operations. During fiscal year 2002 and 2001, the Company recognized after-tax losses on disposal of discontinued operations of $.2 and $.3 million, respectively, as a result of increases in the estimated costs associated with the disposal of the TAGS leased property.

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

     Net Income. Net income increased by $6.0 million in fiscal year 2002 compared to fiscal year 2001. Excluding the asset impairment and store closing costs during fiscal year 2002, the cumulative effect of change in accounting principle as of the beginning of fiscal year 2002, and the restructuring charge, gain (loss) from the sale of property, equipment and investments and loss on disposal of discontinued operations in each period, net income for fiscal year 2002 increased $6.7 million, or 10.4%, compared to fiscal year 2001.

COMPARISON OF FISCAL YEARS ENDED FEBRUARY 3, 2001 AND JANUARY 29, 2000

     Revenues. The Company's revenues in fiscal year 2001 increased 5.8%, or $125.0 million, to $2.27 billion from $2.14 billion in fiscal year 2000. The increase resulted primarily from a 4.4% increase in revenue from comparable stores (in part due to the 53rd week in fiscal year 2001 versus 52 weeks in fiscal year 2000) and $40.4 million of additional revenues from new, expanded and remodeled stores over the prior year revenues for those locations. On a comparable 52-week basis, fiscal year 2001 revenues from all stores increased 4.6% over fiscal year 2000.

     Cost of Goods Sold. As a percentage of revenues, cost of goods sold increased to 68.8% in fiscal year 2001 as compared to 67.7% in fiscal year 2000. The increase was due primarily to unseasonably cold weather in the first quarter and softening economic conditions that led to increased clearance markdowns to generate sales and reduce inventory levels.

     Selling, General and Administrative Expenses. SG&A expenses were $566.4 million in fiscal year 2001, compared to $539.9 million in fiscal year 2000, an increase of 4.9%. As a percentage of revenues, SG&A decreased to 25.0% in fiscal year 2001 from 25.2% in fiscal year 2000. The decrease in SG&A as a percentage of revenues resulted primarily from increases in finance charge income from the Company's proprietary credit card partially offset by increases in bad debt expenses from the Company's credit card, start-up costs for the Company's e-commerce initiative and increases in depreciation expense related to new stores and store expansions.

     During fiscal years 2001 and 2000, the Company's bad debt expense, net of recoveries, associated with the issuance of credit on the Belk proprietary credit cards, was $13.7 million and $10.1 million, respectively. During fiscal years 2001 and 2000, finance charge income on the outstanding Belk proprietary credit card receivables was $56.9 million and $50.1 million, respectively. Accounts receivable management and collection services expenses for fiscal years 2001 and 2000 were $23.6 million and $21.6 million, respectively.

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

SEASONALITY AND QUARTERLY FLUCTUATIONS

     The Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenues, operating income and net income. The highest revenue period for the Company is the fourth quarter, which includes the Christmas selling season. A disproportionate amount of the Company's revenues and a substantial amount of the Company's operating and net income are realized during the fourth quarter. If for any reason the Company's revenues were below seasonal norms during the fourth quarter, the Company's annual results of operations could be adversely affected. The Company's inventory levels generally reach their highest levels in anticipation of increased revenues during these months.

     The following table illustrates the seasonality of revenues by quarter as a percentage of the full year for the fiscal years indicated.

                                                              2002   2001   2000
                                                              ----   ----   ----
First quarter...............................................  22.9%  22.1%  23.1%
Second quarter..............................................  21.8   21.9   22.0
Third quarter...............................................  22.6   22.2   22.5
Fourth quarter..............................................  32.7   33.8   32.4

     The Company's quarterly results of operations could also fluctuate significantly as a result of a variety of factors, including the timing of new store openings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash on hand, cash flow from operations and borrowings under debt facilities. The company's primary debt facilities consist of a $275 million variable rate note, a $125 million ten-year variable rate bond facility and a $175 million seasonal line of credit agreement. The debt facilities place certain restrictions on mergers, consolidations and the sale of the Company's assets and require maintenance of minimum financial ratios. The variable rate note is collateralized by the Company's customer accounts receivable and limits borrowings under the facility to approximately 72% of the Company's customer accounts receivable. The variable rate note and seasonal line of credit expire in April 2003 and May 2002, respectively, and have historically been renewed for annual periods.

     Because the interest rates on some of the Company's debt agreements vary with LIBOR or commercial paper rates, the Company has entered into interest rate swap agreements with a financial institution to manage the exposure to changes in interest rates. The amount of indebtedness covered by the interest rate swaps is $300 million for fiscal years 2002 through 2008, and $250 million for fiscal year 2009.

     On April 30, 1999, the Company sold certain leasehold improvements for $42 million and is leasing them back over the next nine years. The Company has the option to repurchase the leasehold improvements at the end of the lease. In accordance with SFAS No. 98, "Accounting for Leases", and SFAS No. 66 "Accounting for Sales of Real Estate", the Company is accounting for the sale-leaseback as a financing activity. The Company used the proceeds from the sale to reduce borrowings under its existing debt facilities.

     Operating activities provided cash of $176.0 million during fiscal year 2002, as compared to $110.1 million in fiscal year 2001. The increase in cash provided by operating activities compared to the prior period was principally due to increases in net income and decreases in merchandise inventory levels, partially offset by decreases in accounts payable and accrued expenses.

     Investing activities used cash of $113.4 million during fiscal year 2002, as compared to $117.6 million in fiscal year 2001. The decrease in cash used for investing activities was primarily due to decreases in purchases of property and equipment, partially offset by decreases in proceeds from the sale of property and equipment.

     Expenditures for property and equipment were $132.2 million during fiscal year 2002, compared to $139.9 million in fiscal year 2001. During fiscal year 2002, the Company's capital expenditures included expenditures for opening four new stores and making significant renovations to and/or expansions of eight existing stores. While it is difficult to predict capital expenditures for the Company, capital expenditures over the next three fiscal years are expected to average approximately $125 million per year.

     Net cash used by financing activities amounted to $67.7 million during fiscal year 2002, a result of decreased borrowings, compared to $11.9 million of cash provided by financing activities during fiscal year 2001.

     Management of the Company believes that cash flows from operations and its credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service agreements for the next 12 months.

RELATED PARTY TRANSACTIONS

     In October 2001, the Company sold approximately 353 acres of undeveloped land located in Lancaster, South Carolina for a total purchase price of $1.1 million to the Company's Chairman of the Board and Chief Executive Officer. The purchase price was determined on the basis of independent third party appraisals.

     During fiscal year 2002, the Company loaned a total of $7.5 million to three executives who are also stockholders and directors. The loans are scheduled to be repaid to the Company in equal annual installments of $1.5 million plus interest in cash or stock over a five-year period beginning January 3, 2003. The loans bear interest at LIBOR plus 150 basis points.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data is provided:

                                                                 PAYMENTS DUE BY PERIOD
                                             ---------------------------------------------------------------
                                                        WITHIN 1
                                              TOTAL       YEAR     2 - 3 YEARS   4 - 5 YEARS   AFTER 5 YEARS
                                             --------   --------   -----------   -----------   -------------
                                                                     (IN THOUSANDS)
CONTRACTUAL OBLIGATIONS:
Long-Term Debt.............................  $368,831   $ 4,249     $220,884       $18,698       $125,000
Short-Term Debt............................     6,089     6,089           --            --             --
Capital Lease Obligations..................    63,909     9,692       11,224         8,112         34,881
Operating Leases...........................   212,327    30,098       55,872        42,401         83,956
                                             --------   -------     --------       -------       --------
          Total Contractual Cash
            Obligations....................  $651,156   $50,128     $287,980       $69,211       $243,837
                                             ========   =======     ========       =======       ========

                                                        AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                             ----------------------------------------------------------------
                                               TOTAL
                                              AMOUNTS    WITHIN 1
                                             COMMITTED     YEAR     2 - 3 YEARS   4 - 5 YEARS   AFTER 5 YEARS
                                             ---------   --------   -----------   -----------   -------------
                                                                      (IN THOUSANDS)
OTHER COMMERCIAL COMMITMENTS:
Standby Letters of Credit*.................  $126,386     $   --     $126,386        $ --           $ --
Import Letters of Credit...................     8,802      8,802           --          --             --
                                             --------     ------     --------        ----           ----
          Total Commercial Commitments.....  $135,188     $8,802     $126,386        $ --           $ --
                                             ========     ======     ========        ====           ====

---------------

* Standby letters of credit includes a $125 million facility that supports the ten-year bonds due July 2008.

BELK NATIONAL BANK

     During the first quarter of fiscal year 2001, the Company formed Belk National Bank ("BNB"), a wholly-owned subsidiary, in order to standardize the interest rate terms of Belk charge customer accounts across the thirteen states in which Belk operates and to set competitive interest rates and fees comparable to other retailers.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement No. 141). Statement No. 141 supercedes APB No. 16, "Business Combinations," and is applicable to business combinations initiated after June 30, 2001.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     The Company's net exposure to interest rate risk consists of exposure for variable rate debt in excess of its interest rate swaps. At February 2, 2002, the Company had $336 million of variable rate debt and $300 million of offsetting, pay variable rate, receive fixed rate swaps. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of unhedged variable rate debt as of February 2, 2002 and February 3, 2001 would not be material.

     The Company also owns marketable equity securities that are subject to market risk. A discussion of the Company's accounting policies for derivative financial instruments and equity securities are included in the Summary of Significant Accounting Policies in Note 1 to the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   20
Consolidated Statements of Income...........................   21
Consolidated Balance Sheets.................................   22
Consolidated Statements of Changes in Stockholders' Equity     23
  and Comprehensive Income..................................
Consolidated Statements of Cash Flows.......................   24
Notes to Consolidated Financial Statements..................   25

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Belk, Inc.:

     We have audited the accompanying consolidated balance sheets of Belk, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belk, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities during the year ended February 2, 2002.

                                          KPMG LLP

Charlotte, North Carolina
March 8, 2002, except as
to note 19 which is as
of May 2, 2002.

                          BELK, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        FISCAL YEAR ENDED
                                                             ---------------------------------------
                                                             FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                                2002          2001          2000
                                                             -----------   -----------   -----------
Revenues...................................................  $2,243,151    $2,269,695    $2,144,674
Cost of goods sold (including occupancy and buying
  expenses)................................................   1,532,213     1,562,100     1,452,856
Selling, general and administrative expenses...............     559,651       566,403       539,898
Asset impairment and store closing costs...................      13,451            --            --
Restructuring charge.......................................         692         8,905         7,597
                                                             ----------    ----------    ----------
Income from operations.....................................     137,144       132,287       144,323
Interest expense...........................................     (41,854)      (43,130)      (40,719)
Interest income............................................       1,363         1,610         1,593
Gain (loss) on property, equipment and investments.........       3,472        (2,201)        5,443
Other income, net..........................................       1,836         2,329           466
                                                             ----------    ----------    ----------
Income from continuing operations before income taxes......     101,961        90,895       111,106
Income taxes...............................................      37,320        33,270        38,400
                                                             ----------    ----------    ----------
Income from continuing operations..........................      64,641        57,625        72,706
Discontinued operations:
  Loss on disposal of discontinued operations, net of
     income tax benefit of $127, $168 and $943 for fiscal
     years 2002, 2001 and 2000, respectively...............        (221)         (292)       (1,543)
                                                             ----------    ----------    ----------
Income before cumulative effect of change in accounting
  principle................................................      64,420        57,333        71,163
Cumulative effect of change in accounting principle, net of
  income tax benefit of $610...............................      (1,038)           --            --
                                                             ----------    ----------    ----------
Net income.................................................  $   63,382    $   57,333    $   71,163
                                                             ==========    ==========    ==========
Basic income per share:
  Income from continuing operations........................  $     1.18    $     1.05    $     1.31
                                                             ==========    ==========    ==========
  Discontinued operations..................................  $       --    $    (0.01)   $    (0.03)
                                                             ==========    ==========    ==========
  Cumulative effect of change in accounting principle......  $    (0.02)   $       --    $       --
                                                             ==========    ==========    ==========
  Net income...............................................  $     1.16    $     1.04    $     1.28
                                                             ==========    ==========    ==========
Dividends per share........................................  $     0.25    $     0.25    $    0.235
                                                             ==========    ==========    ==========
Weighted average shares outstanding........................  54,741,241    54,761,335    55,403,167
                                                             ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                          BELK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2002          2001
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $   22,413    $   27,517
  Accounts receivable, net..................................     343,247       339,591
  Merchandise inventory.....................................     495,744       542,262
  Prepaid income taxes......................................         897           907
  Prepaid expenses and other current assets.................      14,477        13,177
                                                              ----------    ----------
          Total current assets..............................     876,778       923,454
Investment securities.......................................      10,207        21,291
Property and equipment, net.................................     689,255       660,601
Prepaid pension costs.......................................     102,046       101,449
Other assets................................................      29,094        27,949
                                                              ----------    ----------
          Total assets......................................  $1,707,380    $1,734,744
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  157,507    $  184,174
  Accrued expenses..........................................      57,099        76,795
  Accrued income taxes......................................      34,765        21,923
  Deferred income taxes.....................................         779         1,223
  Lines of credit and notes payable.........................       6,089         9,715
  Current installments of long-term debt and capital lease
     obligations............................................      11,278        10,569
                                                              ----------    ----------
          Total current liabilities.........................     267,517       304,399
Deferred income taxes.......................................      40,522        44,811
Long-term debt and capital lease obligations, excluding
  current installments......................................     399,309       442,010
Deferred compensation and other noncurrent liabilities......     101,790        78,454
                                                              ----------    ----------
          Total liabilities.................................     809,138       869,674
                                                              ----------    ----------
Stockholders' equity:
  Preferred stock...........................................          --            --
  Common stock 54.7 million shares issued and outstanding at
     February 2, 2002 and February 3, 2001..................         547           547
  Paid-in capital...........................................     554,985       562,408
  Retained earnings.........................................     350,876       301,364
  Accumulated other comprehensive income (loss).............      (8,166)          751
                                                              ----------    ----------
          Total stockholders' equity........................     898,242       865,070
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $1,707,380    $1,734,744
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                          BELK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                 STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                                     ACCUMULATED
                                                                                        OTHER
                                                                                    COMPREHENSIVE
                                                     COMMON   PAID-IN    RETAINED      INCOME
                                                     STOCK    CAPITAL    EARNINGS      (LOSS)        TOTAL
                                                     ------   --------   --------   -------------   --------
Balance at January 30, 1999........................   $567    $586,641   $199,529      $   524      $787,261
Comprehensive income:
  Net income.......................................     --          --     71,163           --        71,163
  Unrealized losses on securities:
    Unrealized losses arising during the period,
      net of income tax benefit of $101............     --          --         --         (175)         (175)
    Reclassification adjustment for gains included
      in net income, net of income tax benefit of
      $894.........................................     --          --         --       (1,549)       (1,549)
                                                                                                    --------
         Total comprehensive income................                                                   69,439
                                                                                                    --------
Cash dividends.....................................     --          --    (12,978)          --       (12,978)
Repurchase and retirement of stock.................    (18)    (21,610)        --           --       (21,628)
                                                      ----    --------   --------      -------      --------
Balance at January 29, 2000........................    549     565,031    257,714       (1,200)      822,094
Comprehensive income:
  Net income.......................................     --          --     57,333           --        57,333
  Unrealized gains on securities:
    Unrealized gains arising during the period, net
      of income tax expense of $112................     --          --         --          194           194
    Reclassification adjustment for losses included
      in net income, net of income tax expense of
      $1,015.......................................     --          --         --        1,757         1,757
                                                                                                    --------
         Total comprehensive income................                                                   59,284
                                                                                                    --------
Cash dividends.....................................     --          --    (13,683)          --       (13,683)
Common stock issued................................     --         423         --           --           423
Repurchase and retirement of stock.................     (2)     (3,046)        --           --        (3,048)
                                                      ----    --------   --------      -------      --------
Balance at February 3, 2001........................    547     562,408    301,364          751       865,070
Comprehensive income:
  Net income.......................................     --          --     63,382           --        63,382
  Reclassification adjustment for investment gains
    included in net income, net of $133 income tax
    benefit........................................     --          --         --         (226)         (226)
  Unrealized gain on investments, net of $118
    income tax expense.............................     --          --         --          203           203
  Net unrealized loss on interest rate swaps, net
    of tax.........................................     --          --         --       (8,894)       (8,894)
                                                                                                    --------
         Total comprehensive income................                                                   54,465
                                                                                                    --------
Cash dividends.....................................     --          --    (13,870)          --       (13,870)
Stockholder notes receivable.......................     --      (7,500)                               (7,500)
Common stock issued................................     --          77         --           --            77
                                                      ----    --------   --------      -------      --------
Balance at February 2, 2002........................   $547    $554,985   $350,876      $(8,166)     $898,242
                                                      ====    ========   ========      =======      ========

          See accompanying notes to consolidated financial statements.

                          BELK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
Cash flows from operating activities:
  Net income................................................   $  63,382     $  57,333     $  71,163
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Asset impairment and store closing costs..................      13,451            --            --
  Cumulative effect of change in accounting principle, net
    of tax..................................................       1,038            --            --
  Deferred income taxes.....................................         779            84         6,688
  Depreciation and amortization.............................      83,625        74,102        65,117
  Restructuring charge......................................         692         8,905         7,597
  Loss on disposal of discontinued operations, net..........         221           292         1,543
  (Gain) loss on sale of property and equipment.............       1,286          (571)       (3,001)
  (Gain) loss on sale of investments........................      (4,758)        2,772        (2,443)
  (Increase) decrease in:
    Accounts receivable, net................................         880           470        11,082
    Merchandise inventory...................................      46,518       (41,229)      (17,038)
    Prepaid income taxes....................................          10         5,065         1,233
    Prepaid expenses and other assets.......................      (4,321)       (3,381)        6,256
  Increase (decrease) in:
    Accounts payable and accrued expenses...................     (48,849)        3,316        20,047
    Accrued income taxes....................................      12,843        (2,373)        3,303
    Deferred compensation and other liabilities.............       9,206         5,356       (34,519)
                                                               ---------     ---------     ---------
Net cash provided by operating activities...................     176,003       110,141       137,028
                                                               ---------     ---------     ---------
Cash flows from investing activities:
  Purchases of investments..................................         (82)       (6,450)       (7,424)
  Proceeds from sales of investments........................      11,892         7,329         9,053
  Purchases of property and equipment.......................    (132,165)     (139,878)     (114,015)
  Proceeds from sales of property and equipment.............       6,945        21,427        15,640
                                                               ---------     ---------     ---------
Net cash used by investing activities.......................    (113,410)     (117,572)      (96,746)
                                                               ---------     ---------     ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................      26,993       108,879        83,217
  Principal payments on long-term debt and capital lease
    obligations.............................................     (69,694)      (82,070)      (87,787)
  Net proceeds from (payments on) lines of credit...........      (3,626)        1,861         3,590
  Dividends paid............................................     (13,870)      (13,683)      (12,978)
  Stockholder notes receivable..............................      (7,500)
  Repurchase of common stock................................          --        (3,048)      (21,628)
                                                               ---------     ---------     ---------
Net cash provided (used) by financing activities............     (67,697)       11,939       (35,586)
                                                               ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents........      (5,104)        4,508         4,696
Cash and cash equivalents at beginning of period............      27,517        23,009        18,313
                                                               ---------     ---------     ---------
Cash and cash equivalents at end of period..................   $  22,413     $  27,517     $  23,009
                                                               =========     =========     =========
Supplemental disclosures of cash flow information:
  Interest paid.............................................   $  36,932     $  33,365     $  31,426
  Income taxes paid, net....................................      23,035        30,494        27,176
Supplemental schedule of noncash investing and financing
  activities:
  Increase in property and equipment through assumption of
    capital leases..........................................          --        20,413         6,214
  Increase in investments through receipt of stock
    dividends...............................................         636           417            --

          See accompanying notes to consolidated financial statements.

                          BELK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Belk, Inc. and its subsidiaries (the "Company") operate retail department stores in the southeastern United States. The Company has one operating segment that comprises its department stores and an outlet store subsidiary that is presented as a discontinued operation. All significant intercompany transactions and balances have been eliminated in consolidation.

     Certain prior period amounts have been reclassified to conform with the current presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Significant estimates are required as part of determining the allowance for doubtful accounts, depreciation, amortization and recoverability of long-lived assets, establishing restructuring and other reserves, and calculating retirement benefits.

FISCAL YEAR

     The Company's fiscal year ends on the Saturday closest to each January 31.

                     FISCAL YEAR                            ENDED         WEEKS
                     -----------                       ----------------   -----
2002.................................................  February 2, 2002    52
2001.................................................  February 3, 2001    53
2000.................................................  January 29, 2000    52

REVENUES

     Revenues include sales from retail operations, net of estimated returns, and the net revenue received from leased departments of $6,615, $7,024 and $6,557 for fiscal years 2002, 2001 and 2000, respectively. The reserve for returns is calculated as a percentage of sales based on historical return percentages.

COST OF GOODS SOLD

     Cost of goods sold includes occupancy and buying expenses. Occupancy expenses include rent, utilities and real estate taxes. Buying expenses include payroll and travel expenses associated with the buying function.

FINANCE CHARGES

     Selling, general and administrative expenses in the statements of income are reduced by finance charge revenue arising from customer accounts receivable. Finance charge revenues were $57,678, $56,949 and $50,116 in fiscal years 2002, 2001, and 2000, respectively.

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

PRE-OPENING COSTS

     Store pre-opening costs are expensed as incurred.

ADVERTISING

     Advertising costs, net of co-op recoveries from suppliers, are expensed as incurred and amounted to $62,448, $65,599 and $63,937 in fiscal years 2002, 2001 and 2000, respectively.

LONG-LIVED ASSET RECOVERABILITY

     Long-lived assets, including intangible assets, are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

     For fiscal year 2002, the carrying value of long-lived assets has been reduced by $11,878 for impairment charges incurred as a result of this analysis. For fiscal years 2001 and 2000, no impairment charges were incurred.

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

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

STOCK BASED COMPENSATION

     The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations (see Note 15) in measuring compensation cost under its Incentive Stock Plan. Accordingly, compensation expense is recorded over the performance period based on the estimated fair market value of the stock.

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

IMPLEMENTATION OF NEW ACCOUNTING STANDARD

     In fiscal year 2002, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedge Activities". SFAS No. 133 sets forth accounting and reporting standards for derivative instruments and hedging activities, requiring the recognition of all derivative instruments, (including certain derivatives embedded in other contracts) as either assets or liabilities in the balance sheet measured at fair value. SFAS No. 133 also establishes criteria for a derivative to qualify as a hedge for accounting purposes.

     The adoption of SFAS No. 133 resulted in a $1.0 million reduction to earnings, net of a $.6 million tax benefit, recorded as a cumulative effect of change in accounting principle; a charge to accumulated other comprehensive income (loss) of $8.9 million net of a $5.8 million tax benefit and an increase to interest rate swap liability of $17.1 million. The Company anticipates amortizing approximately $400 of accumulated other comprehensive loss, net of $200 income tax benefit, during the next twelve months.

     The only significant derivative instruments the Company holds are $300 million of interest rate swaps, which the Company uses as a cost effective means to manage the interest rate and cash flow risks associated with its borrowings and to manage the Company's allocation of fixed and variable-rate debt. These swaps hedge the Company's $125 million bond facility and a series of forecasted borrowings through maturity in

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

2008. As of February 2, 2002, the Company had swaps with a negative fair value of $19.7 million, recorded in other non-current liabilities, designated as a cash flow hedge of forecasted cash flows associated with the Company's borrowings. Of the Company's $19.7 million swap liability, $3.7 million relates to contracts with option provisions that are excluded from hedge accounting treatment under SFAS No. 133. Any hedge ineffectiveness is recorded as a component of interest expense. During fiscal year 2002 there was no hedge ineffectiveness recorded by the Company. The increase in the swap liability for contracts with option provisions for the twelve months ended February 2, 2002 of $535 is recorded as an increase to interest expense.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, (SFAS No. 141). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill.

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

(2) ASSET IMPAIRMENT AND STORE CLOSING COSTS

     During fiscal year 2002, the Company recorded a pre-tax charge of $13.5 million for asset impairment and store closing costs. The charge includes (i) an $8.6 million reduction to fair value of the historical cost of assets associated with the Company's e-commerce initiative as a result of reduced revenues and earnings projections for Belk.com and (ii) $1.6 million of exit costs and a $3.3 million reduction to fair value of long-term assets for four stores closing during fiscal years 2002 and 2003. The exit costs primarily consist of post-closing real estate lease obligations. The long-term assets in the stores are primarily leasehold improvements and fixtures that will be abandoned, discarded or sold when the stores are closed. As of February 2, 2002 the remaining reserve balance for post-closing real estate lease obligations was $1.6 million. The Company does not anticipate incurring significant additional exit costs in connection with the store closings.

(3) RESTRUCTURING CHARGE

     During fiscal year 2002 and 2001, the Company recorded charges of $148 and $8,259, respectively, in connection with the consolidation of its six distribution centers and its merchandise receiving and processing functions in 91 stores into one new central distribution center facility (the "Logistics Restructuring"). The charges consisted of $2,563 for employee severance costs and $5,844 related to the disposal of excess assets and post closing lease obligation costs in the closed distribution centers. During fiscal year 2002, the six distribution centers were closed, approximately 800 positions were eliminated and the majority of the property and equipment from the closed facilities was discarded or sold.

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     During fiscal year 2000, the Company recorded a charge of $7,597 in connection with the consolidation of its thirteen operating divisions into four expanded regional divisions (the "Division Restructuring"). The Company closed excess facilities and eliminated 340 positions as a result of streamlining operations related to the restructuring. Closure of the facilities and elimination of the positions occurred during the second quarter of fiscal year 2000. Excess property and equipment was discarded or sold. Additional charges of $544 and $646 were recorded during fiscal years 2002 and 2001, respectively, as a result of increases in the estimated costs associated with post closing lease obligations.

     The restructuring charges and their utilization are as follows:

                                           EMPLOYEE      LEASE        DISPOSAL OF
                                           SEVERANCE   OBLIGATION   EXCESS PROPERTY       TOTAL
                                             COSTS     LIABILITY     AND EQUIPMENT    RESTRUCTURING
                                           ---------   ----------   ---------------   -------------
Logistics restructuring:
Balance at January 29, 2000..............   $   --       $   --         $   --           $   --
  Charges and Adjustments................    2,533        3,374          2,352            8,259
  Utilized...............................       70           --          2,071            2,141
                                            ------       ------         ------           ------
Balance at February 3, 2001..............    2,463        3,374            281            6,118
  Charges and Adjustments................       30         (145)           263              148
  Utilized...............................    2,493        1,383            529            4,405
                                            ------       ------         ------           ------
Balance at February 2, 2002..............   $   --       $1,846         $   15           $1,861
                                            ======       ======         ======           ======
Division restructuring:
Balance at January 30, 1999..............   $   --       $   --         $   --           $   --
  Charges and Adjustments................    3,903        3,694             --            7,597
  Utilized...............................    3,793        2,837             --            6,630
                                            ------       ------         ------           ------
Balance at January 29, 2000..............      110          857             --              967
  Charges and Adjustments................       --          451            195              646
  Utilized...............................      110          456             --              566
                                            ------       ------         ------           ------
Balance at February 3, 2001..............       --          852            195            1,047
  Charges and Adjustments................       --          544             --              544
  Utilized...............................       --        1,214            195            1,409
                                            ------       ------         ------           ------
Balance at February 2, 2002..............   $   --       $  182         $   --           $  182
                                            ======       ======         ======           ======
          Total..........................   $   --       $2,028         $   15           $2,043
                                            ======       ======         ======           ======

(4) DISCONTINUED OPERATIONS

     In September 1997, the managers and the advisory board of TAGS Stores, LLC ("TAGS"), the Company's discount outlet store subsidiary, adopted a formal plan to liquidate its operations during the 1997 Christmas retailing season. Accordingly, the results of operations of TAGS are presented as discontinued operations. During the year ended February 2, 2002 and February 3, 2001, additional losses of $.2 million, net of income tax benefits of $.1 million and $.3 million, net of income tax benefit of $.2 million, respectively were recorded as a result of increases in the estimated costs associated with post-closing lease obligations.

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The following table sets forth the components of accumulated other comprehensive income (loss):

                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2002          2001
                                                              -----------   -----------
Unrealized loss on interest rate swaps, net of $5,833 income
  tax benefit...............................................    $(8,894)       $ --
Unrealized gains on investments, net of $420 and $434 income tax expense for the years ended February 2, 2002, and
  February 3, 2001, respectively............................        728         751
                                                                -------        ----
Accumulated other comprehensive income (loss)...............    $(8,166)       $751
                                                                =======        ====

(6) ACCOUNTS RECEIVABLE, NET

     Customer receivables arise primarily under open-end revolving credit accounts used to finance purchases of merchandise from the Company. These accounts have various billing and payment structures, including varying minimum payment levels. Installments of deferred payment accounts receivable maturing after one year are included in current assets in accordance with industry practice.

     The Company provides an allowance for doubtful accounts that is determined based on a number of factors, including delinquency rates, bankruptcy filings, historical charge-off patterns and management judgment.

     Accounts receivable, net consists of:

                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2002          2001
                                                              -----------   -----------
Customer receivables........................................   $333,891      $329,844
Other.......................................................     21,674        20,559
Less allowance for doubtful accounts........................    (12,318)      (10,812)
                                                               --------      --------
  Accounts receivable, net..................................   $343,247      $339,591
                                                               ========      ========

     Changes in the allowance for doubtful accounts are as follows:

                                             52 WEEKS ENDED   53 WEEKS ENDED   52 WEEKS ENDED
                                              FEBRUARY 2,      FEBRUARY 3,      JANUARY 29,
                                                  2002             2001             2000
                                             --------------   --------------   --------------
Balance, beginning of year.................     $ 10,812         $  9,377         $  9,352
Charged to expense.........................       18,680           13,669           10,087
Net uncollectible balances written off.....      (17,174)         (12,234)         (10,062)
                                                --------         --------         --------
          Balance, end of year.............     $ 12,318         $ 10,812         $  9,377
                                                ========         ========         ========

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

(7) INVESTMENT SECURITIES

     Held-to-maturity securities consist of federal, state and local debt securities. Details of investments in held-to-maturity securities are as follows:

                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2002          2001
                                                              -----------   -----------
Amortized cost..............................................    $3,433        $12,300
Gross unrealized gains......................................       198            512
                                                                ------        -------
          Fair value........................................    $3,631        $12,812
                                                                ======        =======

     At February 2, 2002, scheduled maturities of held-to-maturity securities are as follows:

                                                                           AMORTIZED
                                                              FAIR VALUE     COST
                                                              ----------   ---------
One to five years...........................................    $1,968      $1,874
Six to ten years............................................       441         425
After ten years.............................................     1,222       1,134
                                                                ------      ------
                                                                $3,631      $3,433
                                                                ======      ======

     Available-for-sale securities consist primarily of equity investments. Details of investments in available-for-sale securities are as follows:

                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2002          2001
                                                              -----------   -----------
Cost........................................................    $5,607        $7,849
Gross unrealized gains......................................     1,177         1,462
Gross unrealized losses.....................................       (10)         (320)
                                                                ------        ------
          Fair value of securities..........................    $6,774        $8,991
                                                                ======        ======

     Details of realized gains and losses are as follows:

                                             52 WEEKS ENDED   53 WEEKS ENDED   52 WEEKS ENDED
                                              FEBRUARY 2,      FEBRUARY 3,      JANUARY 29,
                                                  2002             2001             2000
                                             --------------   --------------   --------------
Gain on sale of real estate partnership....      $4,467          $    --           $   --
Gross realized gains on sales of
  securities...............................       1,133              726            2,704
Gross realized losses on sales of
  securities...............................        (254)            (383)            (261)
Losses on other than temporary declines in
  market values............................        (588)          (3,115)              --
                                                 ------          -------           ------
          Net realized gain (loss).........      $4,758          $(2,772)          $2,443
                                                 ======          =======           ======

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

(8) PROPERTY AND EQUIPMENT, NET

     Details of property and equipment, net are as follows:

                                                       ESTIMATED   FEBRUARY 2,   FEBRUARY 3,
                                                         LIVES        2002          2001
                                                       ---------   -----------   -----------
Land.................................................      n/a     $   28,466    $   30,692
Buildings............................................    30-40        619,924       608,546
Furniture, fixtures and equipment....................      3-7        593,884       580,833
Construction in progress.............................      n/a         84,500        33,049
                                                         -----     ----------    ----------
                                                                    1,326,774     1,253,120
Less accumulated depreciation and amortization.......                (637,519)     (592,519)
                                                                   ----------    ----------
          Property and equipment, net................              $  689,255    $  660,601
                                                                   ==========    ==========

(9) ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2002          2001
                                                              -----------   -----------
Salaries, wages and employee benefits.......................    $22,170       $22,331
Interest....................................................      2,858         5,899
Rent........................................................      4,087         6,347
Taxes, other than income....................................      4,937         6,778
Construction obligation.....................................         --         9,790
Reserve for restructuring...................................      2,043         7,165
Other.......................................................     21,004        18,485
                                                                -------       -------
          Accrued Expenses..................................    $57,099       $76,795
                                                                =======       =======

(10) BORROWINGS

     Long-term debt, principally due to banks, and capital lease obligations consist of the following:

                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2002          2001
                                                              -----------   -----------
Bond facility...............................................   $125,000      $125,000
Note payable................................................    211,418       243,051
Sale/leaseback financing....................................     31,945        35,835
Capital lease agreements through February 2018..............     41,756        48,158
Unsecured notes payable.....................................        468           535
                                                               --------      --------
                                                                410,587       452,579
Less current installments...................................    (11,278)      (10,569)
                                                               --------      --------
Long-term debt and capital lease obligations, excluding
  current installments......................................   $399,309      $442,010
                                                               ========      ========

     The annual maturities of long-term debt and capital lease obligations over the next five years as of February 2, 2002 are $11,278, $220,536, $6,591, $6,988
and $15,352, respectively.

     The bond facility matures in July 2008 and bears interest at a variable rate based on the market for the bonds that has historically approximated one-month LIBOR plus 50 basis points. The note payable bears

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

interest at a rate that approximates LIBOR plus 35 basis points, is collateralized by the Company's customer accounts receivable and limits borrowings to the lesser of $275 million or approximately 72% of the Company's customer accounts receivable. The note payable expires in April 2003 and, accordingly, the balance as of February 2, 2002 has been included in annual maturities of long-term debt for fiscal year 2004. However, the note may be renewed by mutual consent of the parties and it is the Company's intent to utilize the note payable as long-term financing. At February 2, 2002, LIBOR was 1.86%.

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

     The Company's loan agreements place restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens and investments. They also contain leverage ratio, tangible net worth and fixed charge coverage ratio requirements. The bond facility requires the Company to maintain a $125 million supporting letter of credit. The Company is in compliance with all debt covenants.

     The Company has entered into interest rate swap agreements with various financial institutions to manage the exposure to changes in interest rates on its variable rate indebtedness. The amount of indebtedness covered by the interest rate swaps is $300 million for fiscal years 2002 through 2008 and $250 million for fiscal year 2009 (see note 1).

     At February 2, 2002, the Company has an unsecured line of credit agreement totaling $175 million with a bank at a variable interest rate based on LIBOR plus 75 basis points. The agreement expires on May 28, 2002 and may be renewed upon mutual agreement between the parties. The amounts outstanding under line of credit agreements at February 2, 2002 and February 3, 2001 were $6,089 and $9,715, respectively. The average interest rates on short-term borrowings during the years ended February 2, 2002 and February 3, 2001 were 4.3% and 6.2%, respectively.

(11) LEASES

     The Company leases certain of its stores, warehouse facilities and equipment. The majority of these leases will expire over the next 15 years. The leases usually contain renewal options and provide for payment by the lessee of real estate taxes and other expenses and, in certain instances, contingent rentals determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities. Assets under capital lease and accumulated amortization were $68,676 and $30,920, respectively, at February 2, 2002 and are included in property and equipment, net.

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     Future minimum lense payments under noncancelable lenses, net of future minimum sublease rental income under noncancelable subleases, as of February 2, 2002 were as follows:

FISCAL YEAR                                                   CAPITAL    OPERATING
-----------                                                   --------   ---------
2003........................................................  $  9,692   $ 30,098
2004........................................................     7,131     29,039
2005........................................................     4,093     26,833
2006........................................................     4,020     22,851
2007........................................................     4,092     19,550
After 2007..................................................    34,881     83,956
                                                              --------   --------
          Total.............................................    63,909    212,327
Less sublease rental income.................................        --     (2,644)
                                                              --------   --------
Net rentals.................................................    63,909   $209,683
                                                                         ========
Less imputed interest.......................................   (22,153)
                                                              --------
Present value of minimum lease payments.....................    41,756
Less current portion........................................    (7,009)
                                                              --------
                                                              $ 34,747
                                                              ========

     Net rental expense for all operating leases consists of the following:

                                             52 WEEKS ENDED   53 WEEKS ENDED   52 WEEKS ENDED
                                              FEBRUARY 2,      FEBRUARY 3,      JANUARY 29,
                                                  2002             2001             2000
                                             --------------   --------------   --------------
Buildings:
  Minimum rentals..........................     $29,622          $30,896          $29,733
  Contingent rentals.......................       4,306            4,742            4,795
  Sublease rental income...................        (900)            (930)          (1,042)
Equipment..................................       3,860            5,051            7,481
                                                -------          -------          -------
          Total net rental expense.........     $36,888          $39,759          $40,967
                                                =======          =======          =======

(12) INCOME TAXES

     Federal and state income tax expense from continuing operations was as follows:

                                             52 WEEKS ENDED   53 WEEKS ENDED   52 WEEKS ENDED
                                              FEBRUARY 2,      FEBRUARY 3,      JANUARY 29,
                                                  2002             2001             2000
                                             --------------   --------------   --------------
Current:
  Federal..................................     $33,723          $29,523          $27,813
  State....................................       2,818            3,663            3,899
                                                -------          -------          -------
                                                 36,541           33,186           31,712
                                                -------          -------          -------
Deferred:
  Federal..................................         719               80            5,751
  State....................................          60                4              937
                                                -------          -------          -------
                                                    779               84            6,688
                                                -------          -------          -------
Income taxes...............................     $37,320          $33,270          $38,400
                                                =======          =======          =======

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     A reconciliation between income taxes from continuing operations and income tax expense computed using the federal statutory income tax rate of 35% is as follows:

                                             52 WEEKS ENDED   53 WEEKS ENDED   52 WEEKS ENDED
                                              FEBRUARY 2,      FEBRUARY 3,      JANUARY 29,
                                                  2002             2001             2000
                                             --------------   --------------   --------------
Income tax at the statutory federal rate...     $35,686          $31,813          $38,887
State income taxes, net of federal income
  tax benefit..............................       1,871            2,384            3,142
Change in valuation allowance..............          --               --             (675)
Other......................................        (237)            (927)          (2,954)
                                                -------          -------          -------
Income taxes...............................     $37,320          $33,270          $38,400
                                                =======          =======          =======

     Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consist of:

                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2002          2001
                                                              -----------   -----------
Deferred tax assets:
  Benefit plan costs........................................   $ 26,042      $ 25,634
  Reserve for restructuring.................................      1,343         3,965
  Inventory capitalization..................................      5,574         6,149
  Allowance for doubtful accounts...........................      4,466         3,878
  Tax carryovers............................................      2,066         2,803
  Accrued vacation..........................................      2,339         2,404
  Advanced payments received................................      7,231         5,713
  Interest rate swaps.......................................      7,330           983
  Other.....................................................      6,779         5,029
                                                               --------      --------
Gross deferred tax assets...................................     63,170        56,558
Less valuation allowance....................................       (255)         (255)
                                                               --------      --------
          Net deferred tax assets...........................     62,915        56,303
                                                               --------      --------
Deferred tax liabilities:
  Prepaid pension costs.....................................     37,928        37,707
  Property and equipment....................................     44,661        44,567
  Inventory.................................................     15,999        15,584
  Investment securities.....................................      2,370         2,619
  Other.....................................................      3,258         1,860
                                                               --------      --------
Gross deferred tax liabilities..............................    104,216       102,337
                                                               --------      --------
          Net deferred tax liabilities......................   $ 41,301      $ 46,034
                                                               ========      ========

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

     As of February 2, 2002, the Company has net operating loss carryforwards for federal and state income tax purposes of $3,242 and $14,609, respectively, which are available to offset future taxable income, if any. These carryforwards expire at various intervals through fiscal year 2021. In addition, the Company has

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

alternative minimum tax net operating loss carryforwards of $3,477 which are available to reduce future alternative minimum taxable income at various intervals through fiscal year 2011.

(13) PENSION AND POSTRETIREMENT BENEFITS

     The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation. In fiscal year 2001, a plan amendment changed the averaging period of employees' compensation from calendar years 1994, 1995 and 1996 to calendar years 1998, 1999 and 2000, or the first two years of participation if employed after 1998. The cost of pension benefits has been determined by the projected unit credit actuarial method in accordance with SFAS No. 87 "Employers' Accounting for Pensions". The assets held by the plan consist of 63% equities and 37% fixed income investments. No additional funding of the plan is anticipated in the foreseeable future.

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

     The change in benefit obligation, change in plan assets, funded status, amounts recognized and unrecognized, net periodic benefit cost and actuarial assumptions are as follows:

                                                  PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                              -------------------------   -------------------------
                                              FEBRUARY 2,   FEBRUARY 3,   FEBRUARY 2,   FEBRUARY 3,
                                                 2002          2001          2002          2001
                                              -----------   -----------   -----------   -----------
Change in benefit obligation:
  Benefit obligation at beginning of year...   $238,574      $233,931      $ 28,401      $ 33,450
  Service cost..............................     11,309        11,184           377           378
  Interest cost.............................     18,986        18,199         2,251         2,246
  Amendments................................         --         4,209            --            --
  Actuarial (gain) loss.....................     14,734       (14,785)          649        (5,005)
  Benefits paid.............................    (16,024)      (14,164)       (2,034)       (2,668)
                                               --------      --------      --------      --------
  Benefit obligation at end of year.........    267,579       238,574        29,644        28,401
                                               --------      --------      --------      --------
Change in plan assets:
  Fair value of plan assets at beginning of
     year...................................    373,989       364,874            --            --
  Actual return on plan assets..............    (20,295)       23,279            --            --
  Contributions to plan.....................         --            --         2,034         2,668
  Benefits paid.............................    (16,024)      (14,164)       (2,034)       (2,668)
                                               --------      --------      --------      --------
  Fair value of plan assets at end of
     year...................................    337,670       373,989            --            --
                                               --------      --------      --------      --------
Funded Status...............................     70,091       135,415       (29,644)      (28,401)
Unrecognized net transition obligation......         --            --         2,879         3,141
Unrecognized prior service costs............      5,040         5,316            --            --
Unrecognized net (gain) loss................     26,915       (39,282)       (1,087)       (2,402)
                                               --------      --------      --------      --------
Net prepaid (accrued).......................   $102,046      $101,449      $(27,852)     $(27,662)
                                               ========      ========      ========      ========

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     The components of net periodic benefit expense (income) are as follows:

                                        PENSION PLAN                           POSTRETIREMENT PLAN
                           ---------------------------------------   ---------------------------------------
                            52 WEEKS      53 WEEKS      52 WEEKS      52 WEEKS      53 WEEKS      52 WEEKS
                              ENDED         ENDED         ENDED         ENDED         ENDED         ENDED
                           FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,   FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                              2002          2001          2000          2002          2001          2000
                           -----------   -----------   -----------   -----------   -----------   -----------
Service cost.............   $ 11,309      $ 11,184      $ 13,301       $  377        $  378        $  506
Interest cost............     18,986        18,199        16,583        2,251         2,246         2,433
Expected return on
  assets.................    (31,168)      (30,847)      (27,629)          --            --            --
Amortization of
  unrecognized items:
  Net transition (asset)
     obligation..........         --          (523)         (523)         262           262           262
  Prior service cost.....        276            80            79           --            --            --
  Net losses.............         --            --            --           --            --           229
                            --------      --------      --------       ------        ------        ------
          Net periodic
            benefit
            expense
            (income).....   $   (597)     $ (1,907)     $  1,811       $2,890        $2,886        $3,430
                            ========      ========      ========       ======        ======        ======

     Weighted average assumptions were:

                                        PENSION PLAN                           POSTRETIREMENT PLAN
                           ---------------------------------------   ---------------------------------------
                            52 WEEKS      53 WEEKS      52 WEEKS      52 WEEKS      53 WEEKS      52 WEEKS
                              ENDED         ENDED         ENDED         ENDED         ENDED         ENDED
                           FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,   FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                              2002          2001          2000          2002          2001          2000
                           -----------   -----------   -----------   -----------   -----------   -----------
Discount rates...........     7.50%         8.00%         7.75%         7.50%         8.00%         7.75%
Rates of compensation
  increase...............     4.00          4.00          4.00           N/A           N/A           N/A
Return on plan assets....     9.40          9.40          8.50           N/A           N/A           N/A

     For measurement purposes, an 11.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal year 2002; the rate was assumed to decrease to 5.5% gradually over the next 5 years and remain at that level for fiscal years thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation as of February 2, 2002 by $1,996 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended February 2, 2002 by $276. Decreasing the assumed health care cost trend rates by one percentage point would decrease the accumulated postretirement benefit obligation as of February 2, 2002 by $1,638 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended February 2, 2002 by $221. The measurement date for the defined benefit pension plan and the defined benefit health care plan is October 31.

(14) OTHER EMPLOYEE BENEFITS

     The Belk Employees' Health Care Plan provides medical and dental benefits to substantially all full-time employees. This Plan is "self-funded" for medical and dental benefits through a 501(c)(9) Trust. The Group Life Insurance Plan and The Belk Employees Short Term Disability Insurance Plan provide insurance to substantially all full-time employees and are fully insured through contracts issued by insurance companies. Contributions by the Company under these plans amounted to approximately $25,585, $20,323 and $20,799 in fiscal years 2002, 2001, and 2000, respectively.

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     The Belk 401(k) Savings Plan, a contributory, defined contribution multi-employer plan, provides benefits for substantially all employees. Prior to January 1, 1998, the contributions to the plan generally represented 10% of profits, as defined. Beginning on January 1, 1998, the contributions to the 401(k) Savings Plan are comprised of a matching contribution, generally 50% of the employees' contribution up to 6% of eligible compensation, and a basic contribution, generally 2% of eligible compensation, regardless of the employees' contributions. The cost of the plan was approximately $10,368, $9,586 and $9,280 in fiscal years 2002, 2001, and 2000, respectively.

     The Supplemental Executive Retirement Plan ("SERP") is a non-qualified defined benefit retirement plan that provides retirement and death benefits to certain qualified executives of the Company. Total SERP costs charged to operations were approximately $1,821, $1,744 and $1,467 in fiscal years 2002, 2001, and 2000, respectively. The effective discount rate used in determining the net periodic SERP cost is 7.50%, 8.00% and 7.75% for fiscal years 2002, 2001, and 2000, respectively. Actuarial gains and losses are amortized over the average remaining service lives of the participants. As of February 2, 2002 and February 3, 2001, the projected benefit obligation was $17,536 and $15,372, respectively, and is included in deferred compensation and other non-current liabilities. The corresponding accrued obligation of $14,933 and $14,286 as of February 2, 2002 and February 3, 2001, respectively, has been recorded in other non-current liabilities.

     Certain eligible employees participate in a non-qualified Deferred Compensation Plan ("DCP"). Participants in the DCP have elected to defer a portion of their regular compensation subject to certain limitations prescribed by the DCP. The Company is required to pay interest on the employees' deferred compensation at various rates that have historically been between 8% and 15%. Total interest expense related to the plan and charged to operations was approximately $3,614, $3,567 and $3,486, in fiscal years 2002, 2001, and 2000, respectively.

(15) STOCK-BASED COMPENSATION

     In fiscal year 2001, the Company implemented the Belk, Inc. 2000 Incentive Stock Plan (the "Plan") which is administered by the Company's Board of Directors. Under the Plan, the Company is authorized to award up to 2.8 million shares of common stock for various types of equity incentives to key employees.

     During fiscal years 2001 and 2002, the Company accrued compensation expense for performance based stock awards to certain key executives. These performance based stock awards will be granted at the end of three years if the Company meets specified cumulative performance targets during that period. No monetary consideration is paid by employees who receive performance stock awards.

     The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") in measuring compensation cost extended under the Plan. Accordingly, compensation expense is recorded over the performance period based on estimates of performance levels and the estimated fair market value of the stock. Performance based compensation expense was $411 and $684 for fiscal years 2002 and 2001, respectively.

     If the Company had elected to follow the measurement provisions of SFAS No. 123, "Accounting for Stock-based Compensation", in accounting for its performance based stock awards, net income for fiscal years 2002 and 2001 would have been reduced by $49 and $0, respectively. There was no impact to earnings per share. The method for determining the fair value of the stock is based on a third party valuation.

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Carrying values approximate fair values for financial instruments that are short-term in nature, such as cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and lines of credit. The fair value of other financial instruments are as follows:

                                                 FEBRUARY 2, 2002      FEBRUARY 3, 2001
                                                -------------------   -------------------
                                                CARRYING     FAIR     CARRYING     FAIR
                                                 VALUE      VALUE      VALUE      VALUE
                                                --------   --------   --------   --------
Long-term debt (excluding capitalized
  leases).....................................  $368,831   $361,961   $404,421   $405,814
Interest rate swap agreements.................   (19,730)   (19,730)    (2,647)    (8,804)
Investment securities.........................    10,207     10,405     21,291     21,803

     The fair value of the Company's fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The carrying value of the Company's variable rate long-term debt approximates its fair value. The fair value of interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreement, taking into account the current credit worthiness of the swap counterparties. The fair value of investment securities is primarily based on quoted market prices.

(17) STOCKHOLDERS' EQUITY

     Authorized capital stock of Belk, Inc. includes 200 million shares of Class A common stock, 200 million shares of Class B common stock and 20 million shares of preferred stock, all with par value of $.01 per share. At February 2, 2002, there were 53,618,414 shares of Class A common stock outstanding, 1,129,292 shares of Class B common stock outstanding, and no shares of preferred stock outstanding.

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

(18) RELATED PARTY TRANSACTIONS

     In October 2001, the Company sold approximately 353 acres of undeveloped land located in Lancaster, South Carolina for a total purchase price of $1.1 million to the Company's Chairman of the Board and Chief Executive Officer.

     During fiscal year 2002, the Company loaned a total of $7.5 million to three executives who are also stockholders and directors. The loans are scheduled to be repaid to the Company in equal annual installments of $1.5 million plus interest in cash or stock over a five-year period beginning January 3, 2003. The loans bear interest at LIBOR plus 150 basis points.

(19) SUBSEQUENT EVENT

     In May 2002, the Company announced plans to consolidate its divisional merchandising and sales promotions functions into a single organization to be located at the company's corporate offices in Charlotte, NC. The plans also include implementation of a central planning and allocation function to oversee the distribution and allocation of merchandise to the stores. The Company anticipates that the consolidation will permit the Company to achieve more unified and consistent execution of its merchandising, marketing and advertising strategies and more focused merchandise assortments at the store level. The Company also

                          BELK, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

anticipates that the consolidation, once fully implemented, will result in cost savings and greater operating efficiencies. The Company plans to record a restructuring charge in the second quarter of fiscal year 2003 to reflect anticipated severance payments, lease obligation liabilities and the disposal of excess assets. The Company is not at this time able to predict the amount of the charge or the anticipated cost savings due to uncertainties regarding the number and identity of employees who will remain with the Company, the asset requirements for the consolidated organization and the costs of implementation. The consolidation is scheduled to be effective in the third quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to Directors and Executive Officers of the Registrant is included in the Sections entitled "Election of Directors", "Management of the Company" and "Executive
Compensation -- Executive Officers" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2002 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the Section entitled "Executive Compensation" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2002 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the Sections entitled "Management Common Stock Ownership" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2002 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the Section entitled "Executive Compensation -- Certain Transactions" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2002 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

        Report of Independent Accountants

        Balance Sheets -- Years ended February 2, 2002 and February 3, 2001.

        Statements of Income -- Years ended February 2, 2002, February 3, 2001 and January 29, 2000.

        Statements of Changes in Stockholders Equity -- Years ended February 2, 2002, February 3, 2001 and January 29, 2000.

        Statements of Cash Flow -- Years ended February 2, 2002, February 3, 2001 and January 29, 2000.

        Notes to Financial Statements

     2. Financial Statement Schedules

     3. Exhibits

     The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

  3.1 Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company's Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935))
  3.2    Form of Amended and Restated Bylaws of the Company
         (incorporated by reference to pages B-34 to B-42 of the Company's Registration Statement on Form S-4, filed on March
         5, 1998 (File No. 333-42935))

 10.1 Belk, Inc. 2000 Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K, filed on April 28, 2000 (File No. 000-26207))
 10.2    Amendment Number 1 to Note Purchase Agreement, dated as of
         November 1, 2000, among Belk, Inc., as Debtor, The Belk
         Center, Inc., as Servicer, Enterprise Funding Corporation and Bank of America, N.A., as agent for Enterprise Funding
         Corporation and the Bank Investors and as a Bank Investor, amending that certain Note Purchase Agreement dated as of May 3, 1999, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form
         10-Q, filed on June 19, 2001 (File No. 000-26207)).
 10.3    Amendment Number 2 to Note Purchase Agreement, dated as of
         April 28, 2001, among Belk, Inc., as Debtor, The Belk
         Center, Inc., as Servicer, Enterprise Funding Corporation and Bank of America, N.A., as agent for Enterprise Funding
         Corporation and the Bank Investors and as a Bank Investor, amending that certain Note Purchase Agreement dated as of May 3, 1999, as amended (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form
         10-Q, filed on June 19, 2001 (File No. 000-26207)).
 10.4    First Amendment to Credit Agreement, dated as of May 29,
         2001, among Belk, Inc., Wachovia Bank, N.A., and certain
         Belk, Inc. subsidiaries as guarantors amending that certain
         Credit Agreement dated as of May 30, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
         Report on Form 10-Q, filed on September 18, 2001 (File No.
         000-26207)).
 10.5 Letter modifying the First Amendment to Credit Agreement, dated June 25, 2001, among Belk, Inc., Wachovia Bank, N.A.
         and certain Belk, Inc. subsidiaries as guarantors amending that certain Credit Agreement dated as of May 30, 2000
         (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on
         September 18, 2001 (File No. 000-26207)).
 10.6    Second Modification Agreement, dated as of September 21,
         2001, between Belk, Inc. and First Union National Bank
         (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on
         December 18, 2001 (File No. 000-26207)).
 10.7    Third Amendment to Credit Agreement, dated as of September
         21, 2001, by and among Belk, Inc. and Wachovia Bank, N.A.
         (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on
         December 18, 2001 (File No. 000-26207)).
 10.8    Amendment Number 3 to Note Purchase Agreement, dated as of
         October 19, 2001 among Belk, Inc., The Belk Center, Inc.,
         Enterprise Funding Corporation, and Bank of America, N.A., amending that certain Note Purchase Agreement dated as of May 3, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed on
         December 18, 2001 (File No. 000-26207)).
 10.9 Note and Pledge Agreement, dated October 1, 2001, by and between Thomas M. Belk, Jr. and Belk, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly
         Report on Form 10-Q, filed on December 18, 2001 (File No.
         000-26207)).
10.10 Note and Pledge Agreement, dated October 1, 2001, by and between H.W. McKay Belk and Belk, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly
         Report on Form 10-Q, filed on December 18, 2001 (File No.
         000-26207)).
10.11 Note and Pledge Agreement, dated October 1, 2001, by and between John R. Belk and Belk, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly
         Report on Form 10-Q, filed on December 18, 2001 (File No.
         000-26207)).
10.12 Amended Note and Pledge Agreement, dated February 1, 2002, by and between John R. Belk and Belk, Inc.
 21.1    Subsidiaries.

     (b) Reports on Form 8-K.

     There were no reports filed on Form 8-K during the fiscal year ended February 2, 2002.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of May, 2002.

                                          BELK, INC.
                                          (Registrant)

                                          By:       /s/ JOHN M. BELK
                                            ------------------------------------
                                                        John M. Belk
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on May 3, 2002.

                  SIGNATURE                                        TITLE
                  ---------                                        -----
              /s/ JOHN M. BELK                 Chairman of the Board and Chief Executive
---------------------------------------------  (Principal Executive Officer)
                John M. Belk

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

           /s/ SARAH BELK GAMBRELL             Director
---------------------------------------------
             Sarah Belk Gambrell

                                               Director
---------------------------------------------
             J. Kirk Glenn, Jr.

           /s/ KARL G. HUDSON, JR.             Director
---------------------------------------------
             Karl G. Hudson, Jr.

              /s/ JOHN A. KUHNE                Director
---------------------------------------------
                John A. Kuhne

             /s/ BRIAN T. MARLEY               Executive Vice President, Finance (Principal
---------------------------------------------  Financial Officer)
               Brian T. Marley

             /s/ BILL R. WALTON                Senior Vice President, Treasurer and
---------------------------------------------  Controller (Principal Accounting Officer)
               Bill R. Walton