Form 10-Q
period 2002-05-04
BELK INC
filed 2002-06-18
CIK 1051771

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

         For the quarterly period ended          MAY 4, 2002
                                        ----------------------------------------


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

         For the transition period from                   to
                                        ------------------    ------------------


                        Commission file number 000-26207
                                              -----------

                                   BELK, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)

                  Delaware                                                      56-2058574
----------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer Identification No.)

2801 West Tyvola Road, Charlotte, NC                                                            28217-4500
----------------------------------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                                                        (Zip Code)

Registrant's Telephone Number, including Area Code   (704) 357-1000
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


At June 1, 2002, the registrant had issued and outstanding 53,572,896 shares of class A common stock and 1,186,107 shares of class B common stock.

                                   BELK, INC.
                               INDEX TO FORM 10-Q


                                                                                           Page
                                                                                          Number
                                                                                          ------
PART I.     FINANCIAL INFORMATION

    Item 1.     Financial Statements (unaudited)

       Condensed Consolidated Statements of Income for the                                   4
         Three Months Ended May 4, 2002 and May 5, 2001


       Consolidated Balance Sheets as of May 4, 2002 and February 2, 2002                    5


       Consolidated Statement of Changes in Stockholders' Equity and Comprehensive
          Income for the Three Months Ended May 4, 2002                                      6

       Condensed Consolidated Statements of Cash Flows for the Three Months Ended
            May 4, 2002 and May 5, 2001                                                      7


       Notes to Condensed Consolidated Financial Statements                                  8


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                           10

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                    11


PART II.      OTHER INFORMATION

    Item 2.   Changes in Securities and Use of Proceeds                                     12

    Item 4.   Submission of Matters to a Vote of Security Holders                           12

    Item 6.   Exhibits and Reports on Form 8-K                                              12

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

         For a detailed explanation of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned "This Information Contains Forward-Looking Statements" in our Annual Report on Form 10-K for the fiscal year ended February 2, 2002 that we filed with the Securities and Exchange Commission on May 3, 2002. Our other filings with the Securities and Exchange Commission may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.

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

                           BELK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)


                                                                            Three Months Ended
                                                                      ------------------------------
                                                                         May 4,            May 5,
                                                                          2002              2001
                                                                      ------------      ------------

Revenues                                                              $    533,333      $    513,983
Cost of goods sold (including occupancy and buying expenses)               357,703           358,628
Selling, general and administrative expenses                               140,226           142,064
                                                                      ------------      ------------
Income from operations                                                      35,404            13,291
Interest expense, net                                                       (8,187)          (10,024)
Gain (loss) on property, equipment and investments                            (368)              605
Other income, net                                                              449               450
                                                                      ------------      ------------
Income before income taxes and cumulative effect of change
    in accounting principle                                                 27,298             4,322
Income tax expense                                                           9,990             1,580
                                                                      ------------      ------------
Income before cumulative effect of change in accounting principle           17,308             2,742
Cumulative effect of change in accounting principle,
   net of income tax benefit of $610                                            --            (1,038)
                                                                      ------------      ------------
Net income                                                            $     17,308      $      1,704
                                                                      ============      ============

Basic income per share:
   Income before cumulative effect of change in accounting
      principle                                                       $       0.32      $       0.05
                                                                      ============      ============
   Cumulative effect of change in accounting principle                $         --      $      (0.02)
                                                                      ============      ============
   Net income                                                         $       0.32      $       0.03
                                                                      ============      ============

Dividends per share                                                   $       0.25      $       0.25
                                                                      ============      ============

Weighted average shares outstanding                                     54,754,410        54,739,826
                                                                      ============      ============


     See accompanying notes to condensed consolidated financial statements.

                           BELK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                    May 4,        February 2,
                                                                                     2002             2002
                                                                                 -----------      -----------
ASSETS                                                                                             (AUDITED)
Current assets:
    Cash and cash equivalents                                                    $    27,941      $    22,413
    Accounts receivable, net                                                         311,263          343,247
    Merchandise inventory                                                            542,044          495,744
    Prepaid income taxes                                                               1,303              897
    Prepaid expenses and other current assets                                         13,360           14,477
                                                                                 -----------      -----------
Total current assets                                                                 895,911          876,778
Investment securities                                                                 11,128           10,207
Property and equipment, net                                                          694,705          689,255
Prepaid pension costs                                                                101,374          102,046
Other assets                                                                          31,418           29,094
                                                                                 -----------      -----------
Total assets                                                                     $ 1,734,536      $ 1,707,380
                                                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                             $   181,049      $   157,507
    Accrued expenses                                                                  58,041           57,099
    Accrued income taxes                                                               9,872           34,765
    Deferred income taxes                                                                785              779
    Line of credit and notes payable                                                 241,468            6,089
    Current installments of long-term debt and capital lease obligations              11,169           11,278
                                                                                 -----------      -----------
Total current liabilities                                                            502,384          267,517
Deferred income taxes                                                                 40,743           40,522
Long-term debt and capital lease obligations, excluding current installments         185,264          399,309
Deferred compensation and other noncurrent liabilities                               104,153          101,790
                                                                                 -----------      -----------
Total liabilities                                                                    832,544          809,138
                                                                                 -----------      -----------

Stockholders' equity:
    Preferred stock                                                                       --               --
    Common stock, 54.8 and 54.7 million shares issued and outstanding
       as of May 4, 2002 and February 2, 2002 respectively                               548              547
    Paid-in capital                                                                  555,075          554,985
    Retained earnings                                                                354,494          350,876
    Accumulated other comprehensive loss                                              (8,125)          (8,166)
                                                                                 -----------      -----------
Total stockholders' equity                                                           901,992          898,242
                                                                                 -----------      -----------
Total liabilities and stockholders' equity                                       $ 1,734,536      $ 1,707,380
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

                           BELK, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                             (dollars in thousands)

                                                                                                 ACCUMULATED
                                                                                                    OTHER
                                                  COMMON         PAID-IN         RETAINED       COMPREHENSIVE
                                                   STOCK         CAPITAL         EARNINGS            LOSS            TOTAL
                                                  -------        --------        ---------      -------------      ---------
Balance at February 2, 2002                       $   547        $554,985        $ 350,876         $(8,166)        $ 898,242
Comprehensive income:
   Net income                                          --              --           17,308              --            17,308
   Unrealized gain on investments,
     net of tax                                        --              --               --             601               601
   Unrealized loss on interest rate swaps,
     net of tax                                        --              --               --            (560)             (560)
                                                                                                                   ---------
         Total comprehensive income                                                                                   17,349
                                                                                                                   ---------
Cash dividends                                         --              --          (13,690)             --           (13,690)
Common stock issued                                     1              90               --              --                91
                                                  -------        --------        ---------         -------         ---------
Balance at May 4, 2002                            $   548        $555,075        $ 354,494         $(8,125)        $ 901,992
                                                  =======        ========        =========         =======         =========


     See accompanying notes to condensed consolidated financial statements.

                           BELK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                           Three Months Ended
                                                                         ----------------------
                                                                          May 4,        May 5,
                                                                           2002          2001
                                                                         --------      --------
Cash flows from operating activities:
   Net income                                                            $ 17,308      $  1,704
Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Depreciation and amortization                                           21,541        20,778
   Cumulative effect of change in accounting principle, net of tax             --         1,038
   (Gain) Loss on sale of property, equipment & investments                   368          (605)
   (Increase) decrease in:
        Accounts receivable, net                                           31,984        17,339
        Merchandise inventory                                             (46,300)      (11,458)
        Prepaid expenses and other assets                                  (1,323)       (3,498)
   Increase (decrease) in:
        Accounts payable and accrued expenses                                (346)      (34,114)
        Deferred compensation and other liabilities                         1,684           731
                                                                         --------      --------
Net cash provided (used) by operating activities                           24,916        (8,085)
                                                                         --------      --------
Cash flows from investing activities:
   Purchases of investments                                                    --           (71)
   Proceeds from sales of investments                                          86        10,494
   Purchases of property and equipment                                    (27,055)      (22,926)
   Proceeds from sales of property and equipment                               45         2,262
                                                                         --------      --------
Net cash used by investing activities                                     (26,924)      (10,241)
                                                                         --------      --------
Cash flows from financing activities:
   Proceeds from notes payable                                             39,955             6
   Principal payments on notes payable and capital lease obligations      (32,738)      (36,239)
   Net proceeds from lines of credit                                       14,009        70,557
   Dividends paid                                                         (13,690)      (13,671)
                                                                         --------      --------
Net cash provided by financing activities                                   7,536        20,653
                                                                         --------      --------
Net increase in cash and cash equivalents                                   5,528         2,327
Cash and cash equivalents at beginning of period                           22,413        27,517
                                                                         --------      --------
Cash and cash equivalents at end of period                               $ 27,941      $ 29,844
                                                                         ========      ========


     See accompanying notes to condensed consolidated financial statements.

                           BELK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


(1) BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q promulgated by the Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 25-40) in our Annual Report on Form 10-K for the fiscal year ended February 2, 2002. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results on periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the full fiscal year.

(2)  THE MERCHANDISING RESTRUCTURING

         In May 2002, the Company announced plans to consolidate its divisional merchandising and sales promotions functions into a single organization to be located at the Company's corporate offices in Charlotte, NC. The plans also include implementation of a central planning and allocation function to oversee the distribution and allocation of merchandise to the stores. The Company anticipates that the consolidation will permit the Company to achieve more unified and consistent execution of its merchandising, marketing and advertising strategies and more focused merchandise assortments at the store level. The Company also anticipates that the consolidation, once fully implemented, will result in cost savings and greater operating efficiencies. During the second quarter of fiscal year 2003, the Company plans to record a restructuring charge of approximately $8 million to reflect anticipated severance payments, lease obligation liabilities and the disposal of excess assets. The Company is not at this time able to quantify the anticipated cost savings due to uncertainties regarding the number and identity of employees and the asset requirements for the consolidated organization and the costs of implementation. The consolidation is scheduled to be completed in the third quarter of fiscal year 2003.

(3)  COMPREHENSIVE INCOME (LOSS)

         The following table sets forth the computation of comprehensive income
(loss):

                                                                                            THREE MONTHS ENDED
                                                                                           ---------------------
                                                                                            May 4,       May 5,
                                                                                             2002         2001
                                                                                           --------      -------
Net income                                                                                 $ 17,308      $ 1,704
Other comprehensive income (loss):
    Cumulative effect of a change in accounting for derivatives,
       net of $1,690 income tax benefit for the three months ended May 5, 2001                   --       (2,878)
   Net change in fair value of interest rate swaps, net of $385 income tax benefit for the three months ended May 4, 2002
       and $1,014 income tax benefit for the three months ended May 5, 2001                    (656)      (1,727)
   Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $56 income tax benefit for the three months
       ended May 4, 2002 and May 5, 2001                                                         96           96
   Unrealized gain on investments, net of $353 income tax expense for the three months ended May 4, 2002 and $33 income tax expense for the three
       months ended May 5, 2001                                                                 601           57
   Reclassification adjustment for investment gains included in
       net income, net of $125 income tax benefit for the three months ended May 5, 2001         --         (212)
                                                                                           --------      -------
Other comprehensive income (loss)                                                                41       (4,664)
                                                                                           --------      -------

Total comprehensive income (loss)                                                          $ 17,349      $(2,960)
                                                                                           ========      =======

                           BELK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

(4)  ACCUMULATED OTHER COMPREHENSIVE LOSS

         The following table sets forth the components of accumulated other comprehensive loss:

                                                               May 4,      May 5,
                                                                2002        2001
                                                              -------      -------
Unrealized loss on interest rate swaps, net of $5,552
   income tax benefit as of May 4, 2002 and $2,648 income
   tax benefit as of May 5, 2001                              $(9,453)     $(4,509)
Unrealized gains on investments, net of $780
   income tax expense as of May 4, 2002 and $350 income
   tax expense as of May 5, 2001                                1,328          596
                                                              -------      -------

Accumulated other comprehensive loss                          $(8,125)     $(3,913)
                                                              =======      =======

(5) NOTE PAYABLE AGREEMENT

         The Company's note payable agreement expires on April 26, 2003 and, accordingly, the outstanding balance as of May 4, 2002 of $221,370 has been included in current liabilities. However, the agreement may be renewed by mutual consent of the parties and it is the Company's intent to renew the facility and utilize it as long-term financing.

(6)  IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement No. 142). Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. Statement No. 142 became effective at the beginning of the Company's fiscal year 2003. The adoption of Statement No. 142 did not have a material impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement No. 144). Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement No. 144 became effective at the beginning of the Company's fiscal year 2003. The adoption of Statement No. 144 did not have a material impact on the Company's financial position or results of operations.

(7)  RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Statement 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt -- an amendment of APB Opinion No. 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Statement 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 145 to have a material impact on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

THE MERCHANDISING RESTRUCTURING

         In May 2002, the Company announced plans to consolidate its divisional merchandising and sales promotions functions into a single organization to be located at the Company's corporate offices in Charlotte, NC. The plans also include implementation of a central planning and allocation function to oversee the distribution and allocation of merchandise to the stores. The Company anticipates that the consolidation will permit the Company to achieve more unified and consistent execution of its merchandising, marketing and advertising strategies and more focused merchandise assortments at the store level. The Company also anticipates that the consolidation, once fully implemented, will result in cost savings and greater operating efficiencies. During the second quarter of fiscal year 2003, the Company plans to record a restructuring charge of approximately $8 million to reflect anticipated severance payments, lease obligation liabilities and the disposal of excess assets. The Company is not at this time able to quantify the anticipated cost savings due to uncertainties regarding the number and identity of employees and the asset requirements for the consolidated organization and the costs of implementation. The consolidation is scheduled to be completed in the third quarter of fiscal year 2003.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's statements of income.

                                                                        Three Months Ended
                                                                        ------------------
                                                                        May 4,      May 5,
                                                                         2002        2001
                                                                        ------      ------
SELECTED FINANCIAL DATA
Revenues                                                                 100.0%      100.0%
Cost of goods sold                                                        67.1        69.8
Selling, general and administrative expenses                              26.3        27.6
Income from operations                                                     6.6         2.6
Interest expense, net                                                      1.5         2.0
Income taxes                                                               1.9         0.3
Income before cumulative effect of change in accounting principle          3.3         0.5
Cumulative effect of change in accounting principle, net of
     income tax benefit                                                     --        (0.2)
Net income                                                                 3.3         0.3
Comparable store net revenue increase                                      0.9         1.9


COMPARISON OF THE 13 WEEKS ENDED MAY 4, 2002 AND MAY 5, 2001

         Revenues. The Company's revenues for the three months ended May 4, 2002 increased 3.8%, or $19.4 million, to $533.3 million from $514.0 million over the same period in fiscal year 2002. The increase is primarily attributed to a 0.9% increase in revenues from comparable stores and $14.7 million of additional sales from new, expanded and remodeled stores.

         Cost of goods sold. As a percentage of revenues, cost of goods sold decreased to 67.1% for the three months ended May 4, 2002 compared to 69.8% for the same period in fiscal year 2002. The decreases are primarily attributable to cost savings generated by the consolidation of the Company's six distribution centers together with store merchandise receiving and processing functions in 91 stores not previously serviced by a distribution center into a new single central distribution center and reduced markdowns.

         Selling, general and administrative expenses. As a percentage of revenues, selling, general and administrative expenses for the three months ended May 4, 2002 were 26.3% compared to 27.6% for the same period last year. The decrease in expenses as a percentage of sales resulted primarily from expense management initiatives instituted during the second quarter of fiscal year 2002 and increases in finance charge income associated with the Company's proprietary credit card.

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

         Net income. Net income for the three months ended May 4, 2002 increased $15.6 million compared to the same period last year. Excluding the cumulative effect of change in accounting principle as of the beginning of fiscal year 2002 and the gain (loss) from the sale of property, equipment and investments in each period, net income for the first three months of fiscal year 2003 increased $15.1 million from the first three months of fiscal year 2002.

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

         Expenditures for property and equipment were $27.1 million in the first quarter of fiscal year 2003, compared to $22.9 million in the first quarter of fiscal year 2002. During the first quarter of fiscal year 2003, the Company opened new stores in Jasper, Alabama; Rogers, Arkansas; Morristown, Tennessee; Norcross and Newnan, Georgia; Durham and Morehead City, North Carolina.

         Net cash provided by financing activities was $7.5 million for the first quarter of fiscal year 2003, a result of increased short-term borrowings, compared to $20.7 million of cash provided by financing activities in the first quarter of fiscal year 2002.

         The Company's note payable agreement expires on April 26, 2003 and, accordingly, the outstanding balance as of May 4, 2002 of $221.4 million has been included in current liabilities. However, the agreement may be renewed by mutual consent of the parties and it is the Company's intent to renew the facility and utilize it as long-term financing.

         Management of the Company believes that cash flows from operations and the existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the Company's quantitative and qualitative market risk disclosures during the three months ended May 4, 2002.

PART II - OTHER INFORMATION

ITEM 2.           Changes in Securities and Use of Proceeds

         In March 2002, the Company issued 11,297 shares of its Class B common stock pursuant to compensation arrangements. The stock was issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 4.           Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on May 29, 2002. In accordance with the Company's Amended and Restated Certificate of Incorporation, Mr. Thomas M. Belk, Jr., Mrs. Sarah Belk Gambrell and Mr. J. Kirk Glenn were re-elected to the office of Class I director, to hold office until the annual meeting of stockholders in 2005. A total of 514,630,914 votes were cast in favor of the election of Mr. Thomas M. Belk, Jr., and 318,540 were withheld. A total of 514,626,934 votes were cast in favor of the election of Mrs. Sarah Belk Gambrell, and 322,520 were withheld. A total of 514,630,934 votes were cast in favor of the election of Mr. J. Kirk Glenn, and 318,520 were withheld. Mr. H. W. McKay Belk, Mr. Karl G. Hudson, Jr. and Mr. B. Frank Matthews, II continue to serve as Class II directors, and Mr. John M. Belk, Mr. John R. Belk and Mr. John
A. Kuhne continue to serve as Class III directors. Mr. John M. Belk continues to serve as Chairman of the Board of Directors.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.1 Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company's Registration Statement on Form S-4, filed on March 5, 1998 (File No.333-42935))

         3.2 Form of Amended and Restated Bylaws of the Company (incorporated by reference to pages B-34 to B-42 of the Company's Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935))

         10.1 Amendment Number 4 to Note Purchase Agreement, dated as of April 27, 2002, among Belk, Inc., The Belk Center, Inc., Enterprise Funding Corporation, and Bank of America, N.A., amending that certain Note Purchase Agreement dated as of May 3, 1999.

         10.2 Second Amendment to Credit Agreement, dated as of May 28, 2002, among Belk, Inc., Wachovia Bank, N.A., and certain Belk, Inc. subsidiaries as guarantors amending that certain Credit Agreement dated as of May 30, 2000.


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BELK, INC.



Dated:  June 18, 2002         By: /s/
                                  ---------------------------------------------
                                  Ralph A. Pitts
                                  Executive Vice President, General Counsel and Corporate Secretary
                                  (Authorized Officer of the Registrant)

                              By: /s/
                                  ---------------------------------------------
                                  Brian T. Marley
                                  Executive Vice President, Finance
                                  (Chief Financial Officer)