Form 10-Q
period 2002-08-03
BELK INC
filed 2002-09-17
CIK 1051771

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

	For the quarterly period ended	August 3, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

	For the transition period from	to

Commission file number	000-26207

Belk, Inc.

(Exact Name of Registrant as Specified In Its Charter)

Delaware	56-2058574

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2801 West Tyvola Road, Charlotte, NC	28217-4500

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code	(704) 357-1000

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Indicate by check ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes   ☑    No   ☐

At September 1, 2002, the registrant had issued and outstanding 53,513,521 shares of class A common stock and 1,245,482 shares of class B common stock.

BELK, INC.
Index to Form 10-Q

Page
Number
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Statements of Income for the Three and Six Months Ended August 3, 2002 and August 4, 2001	4
Consolidated Balance Sheets as of August 3, 2002 and February 2, 2002	5
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the Six Months Ended August 3, 2002	6
Condensed Consolidated Statements of Cash Flows for the Six Months Ended August 3, 2002 and August 4, 2001	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 6. Exhibits and Reports on Form 8-K	15

This Report Contains Forward-Looking Statements

     Certain statements made in this report, and other written or oral statements made by or on behalf of Belk, Inc and subsidiaries (“the Company”), may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as “may”, “will”, “intend”, “project”, “expect”, “anticipate”, “believe”, “estimate”, “continue” or other similar words. Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet; our ability to be competitive in the retail industry; our ability to execute profitability and efficiency strategies; our ability to execute our growth strategies; anticipated benefits from the consolidation of our operating divisions and distribution facilities; the expected benefit of our new systems and technology; the expected increase in our sales and revenues generated through our proprietary charge card program; and the anticipated benefits from the Merchandising Restructuring (as described herein). These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements.

     For a detailed description of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned “This Report Contains Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2002 that we filed with the Securities and Exchange Commission on May 3, 2002. Our other filings with the Securities and Exchange Commission may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.

     Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, even if future events or new information may impact the validity of such statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Revenues	$495,332	$486,947	$1,026,428	$999,403
Cost of goods sold (including occupancy and buying expenses)	339,120	334,298	696,823	692,926
Selling, general and administrative expenses	135,890	130,823	273,879	271,360
Restructuring charge	7,253	274	7,253	274

Income from operations	13,069	21,552	48,473	34,843
Interest expense, net	(8,232)	(11,009)	(16,418)	(21,033)
Gain on property, equipment and investments	657	691	289	1,296
Other income, net	510	386	958	837

Income before income taxes and cumulative effect of change in accounting principle	6,004	11,620	33,302	15,943
Income tax expense	2,200	4,260	12,190	5,840

Income before cumulative effect of change in accounting principle	3,804	7,360	21,112	10,103
Cumulative effect of change in accounting principle, net of income tax benefit of $610	—	—	—	(1,038)

Net income	$3,804	$7,360	$21,112	$9,065

Basic income per share:
Income before cumulative effect of change in accounting principle	$0.07	$0.13	$0.39	$0.18

Cumulative effect of change in accounting principle	$—	$—	$—	$(0.02)

Net income	$0.07	$0.13	$0.39	$0.17

Dividends per share	$—	$—	$0.25	$0.25

Weighted average shares outstanding	54,759,003	54,741,706	54,756,706	54,740,776

See accompanying notes to condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	August 3,	February 2,
	2002	2002

		(audited)
Assets
Current assets:
Cash and cash equivalents	$38,161	$22,413
Accounts receivable, net	285,387	343,247
Merchandise inventory	515,312	495,744
Prepaid income taxes	2,727	897
Prepaid expenses and other current assets	12,998	14,819

Total current assets	854,585	877,120
Investment securities	10,211	10,207
Property and equipment, net	688,267	689,255
Prepaid pension costs	100,703	102,046
Other assets	32,595	28,752

Total assets	$1,686,361	$1,707,380

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$163,927	$157,507
Accrued expenses	76,428	57,099
Accrued income taxes	—	34,765
Deferred income taxes	674	779
Line of credit and notes payable	202,255	6,089
Current installments of long-term debt and capital lease obligations	10,953	11,278

Total current liabilities	454,237	267,517
Deferred income taxes	35,010	40,522
Long-term debt and capital lease obligations, excluding current installments	182,697	399,309
Deferred compensation and other noncurrent liabilities	118,648	101,790

Total liabilities	790,592	809,138

Stockholders’ equity:
Preferred stock	—	—
Common stock, 54.8 and 54.7 million shares issued and outstanding as of August 3, 2002 and February 2, 2002, respectively	548	547
Paid-in capital	555,075	554,985
Retained earnings	358,298	350,876
Accumulated other comprehensive loss	(18,152)	(8,166)

Total stockholders’ equity	895,769	898,242

Total liabilities and stockholders’ equity	$1,686,361	$1,707,380

See accompanying notes to condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance at February 2, 2002	$547	$554,985	$350,876	$(8,166)	$898,242
Comprehensive income:
Net income	—	—	21,112	—	21,112
Reclassification adjustment for investment gains included in net income, net of $20 income tax expense	—	—	—	(35)	(35)
Unrealized gain on investments, net of tax	—	—	—	161	161
Unrealized loss on interest rate swaps, net of tax	—	—	—	(10,112)	(10,112)

Total comprehensive income					11,126

Cash dividends	—	—	(13,690)	—	(13,690)
Common stock issued	1	90	—	—	91

Balance at August 3, 2002	$548	$555,075	$358,298	$(18,152)	$895,769

See accompanying notes to condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six Months Ended

	August 3,	August 4,
	2002	2001

Cash flows from operating activities:
Net income	$21,112	$9,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,623	42,887
Cumulative effect of change in accounting principle, net of tax	—	1,038
Restructuring charge	7,253	274
Gain on sale of property, equipment & investments	(289)	(1,296)
(Increase) decrease in:
Accounts receivable, net	57,860	33,492
Merchandise inventory	(19,568)	35,780
Prepaid expenses and other assets	(1,536)	(5,675)
Increase (decrease) in:
Accounts payable and accrued expenses	(16,310)	(71,439)
Deferred compensation and other liabilities	(637)	6,426

Net cash provided by operating activities	91,508	50,552

Cash flows from investing activities:
Purchases of investments	(135)	—
Proceeds from sales of investments	2,114	10,509
Purchases of property and equipment	(46,541)	(56,549)
Proceeds from sales of property and equipment	3,262	8,504

Net cash used by investing activities	(41,300)	(37,536)

Cash flows from financing activities:
Proceeds from notes payable	39,961	2,611
Principal payments on notes payable and capital lease obligations	(54,642)	(44,241)
Net proceeds (repayment) from lines of credit	(6,089)	41,138
Dividends paid	(13,690)	(13,871)

Net cash used by financing activities	(34,460)	(14,363)

Net increase (decrease) in cash and cash equivalents	15,748	(1,347)
Cash and cash equivalents at beginning of period	22,413	27,517

Cash and cash equivalents at end of period	$38,161	$26,170

See accompanying notes to condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 25-40) in our Annual Report on Form 10-K for the fiscal year ended February 2, 2002. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results on periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the full fiscal year.

     During the second quarter of fiscal year 2003, the Company implemented a new accounting policy related to its reward program where customers earn coupons (reward certificates) based on certain volumes of cumulative purchases using the Company’s proprietary credit card. The new policy was implemented due to the increasing level of activity and expected future growth of the program. As of the end of the second quarter of fiscal year 2003, the Company established a reserve representing the estimated liability for reward certificates issued and outstanding. The adoption of the new policy resulted in an increase to current liabilities and a corresponding decrease to revenues of $1.1 million as of and for the three-month period ended August 3, 2002. The impact of this program on the consolidated financial statements for prior periods was immaterial.

     Certain prior period amounts have been reclassified to conform with current presentation.

(2) The Merchandising Restructuring

     During the second quarter of fiscal year 2003, the Company recorded a restructuring charge of $7.3 million in connection with the consolidation of its divisional merchandising and marketing functions into a single organization located at the Company’s corporate offices in Charlotte, NC (the “Merchandising Restructuring”). The consolidation also included implementation of a central planning and allocation function to oversee the distribution and allocation of merchandise to the stores. The charge consisted of $4.8 million of employee severance costs, $2.0 million of post-closing lease obligation costs, and $0.5 million for the reduction to fair value of excess assets. Approximately 260 merchandising, marketing and administrative personnel accepted severance effective August 3, 2002 as a result of streamlining operations related to the restructuring. The Company is moving its division offices from their current locations into smaller facilities, and the Company expects to sell or sublet the previous division office locations. The Company also expects to sell excess property and equipment from the division offices with a net book value of approximately $1.4 million. The Company used the estimated net realizable value to determine the anticipated loss on the excess property and equipment. The consolidation is scheduled to be completed in the third quarter of fiscal year 2003. The components of the restructuring charge and its utilization are as follows:

			Balance at
	Restructuring		August 3,
	Charge	Utilization	2002

Employee severance costs	$4,796	$302	$4,494
Post-closing lease obligation costs	1,986	—	1,986
Disposal of excess property and equipment	471	471	—

Total Merchandise Restructuring	$7,253	$773	$6,480

BELK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(3) Comprehensive Income (Loss)

     The following table sets forth the computation of comprehensive income (loss):

	Three Months Ended		Six Months Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Net income	$3,804	$7,360	$21,112	$9,065
Other comprehensive income (loss):
Cumulative effect of a change in accounting for derivatives, net of $1,723 income tax benefit for the six months ended August 4, 2001	—	—	—	(2,878)
Net change in fair value of interest rate swaps, net of $5,666 and $6,051 income tax benefit for the three and six months ended August 3, 2002, respectively and a $75 income tax expense and $939 income tax benefit for the three and six months ended August 4, 2001, respectively	(9,648)	128	(10,304)	(1,599)
Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $56 and $112 income tax benefit for the three and six months ended August 3, 2002, respectively and $56 and $112 income tax benefit for the three and six months ended August 4, 2001, respectively	96	96	192	192
Unrealized gain (loss) on investments, net of $258 income tax benefit and $95 income tax expense for the three and six months ended August 3, 2002, respectively and $337 and $370 income tax expense for the three and six months ended August 4, 2001, respectively	(440)	573	161	630
Reclassification adjustment for investment gains included in net income, net of $20 income tax expense for the three and six months ended August 4, 2001, and $125 income tax expense for the six months ended August 4, 2001	(35)	—	(35)	(212)

Other comprehensive income (loss)	(10,027)	797	(9,986)	(3,867)

Total comprehensive income (loss)	$(6,223)	$8,157	$11,126	$5,198

BELK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(4) Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	August 3,	February 2,
	2002	2002

Unrealized loss on interest rate swaps, net of $11,162 and $5,833 income tax benefit as of August 3, 2002 and February 2, 2002, respectively	$(19,006)	$(8,894)
Unrealized gains on investments, net of $502 and $420 income tax expense as of August 3, 2002 and February 2, 2002, respectively	854	728

Accumulated other comprehensive loss	$(18,152)	$(8,166)

(5) Note Payable

     The Company’s note purchase agreement among the Company, the Belk Center, Inc., Enterprise Funding Corporation and Bank of America, as amended, (the “Note Payable”) expires on April 26, 2003 and, accordingly, the outstanding balance as of August 3, 2002 of $202,255 has been included in current liabilities. However, the Note Payable may be renewed by mutual consent of the parties, and it is the Company’s intent to renew the facility and utilize it as long-term financing.

(6) Implementation of New Accounting Standards

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement No. 142). Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. Statement No. 142 became effective at the beginning of the Company’s fiscal year 2003. The adoption of Statement No. 142 did not have a material impact on the Company’s financial position or results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement No. 144). Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement No. 144 became effective at the beginning of the Company’s fiscal year 2003. The adoption of Statement No. 144 did not have a material impact on the Company’s financial position or results of operations.

(7) Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Statement 145 rescinds Statement 4, “Reporting Gains and Losses from Extinguishment of Debt — an amendment of APB Opinion No. 30”, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Statement 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 145 to have a material impact on the Company’s consolidated financial position or results of operations.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Statement 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not completed an assessment of the impact of this Statement.

(8) Basic Earnings Per Share

     Basic earnings per share amounts are rounded to the nearest whole cents per share. Due to rounding, the income before cumulative effect of change in accounting principle per share and the cumulative effect of change in accounting principle per share do not sum to the net income per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The Merchandising Restructuring

     During the second quarter of fiscal year 2003, the Company recorded a restructuring charge of $7.3 million in connection with the consolidation of its divisional merchandising and marketing functions into a single organization located at the Company’s corporate offices in Charlotte, NC (the “Merchandising Restructuring”). The consolidation also included implementation of a central planning and allocation function to oversee the distribution and allocation of merchandise to the stores. The charge consisted of $4.8 million of employee severance costs, $2.0 million of post-closing lease obligation costs, and $0.5 million for the reduction to fair value of excess assets. Approximately 260 merchandising, marketing and administrative personnel accepted severance effective August 3, 2002 as a result of streamlining operations related to the restructuring. The Company is moving its division offices from their current locations into smaller facilities and the Company expects to sell or sublet the previous division office locations. The Company also expects to sell excess property and equipment from the division offices with a net book value of approximately $1.4 million. The Company used the estimated net realizable value to determine the anticipated loss on the excess property and equipment. The consolidation is scheduled to be completed in the third quarter of fiscal year 2003.

     The Company anticipates that the consolidation will permit the Company to achieve more unified and consistent execution of its merchandising, marketing and advertising strategies and more focused merchandise assortments at the store level. The Company also anticipates that the consolidation, once fully implemented, will result in annual cost savings of approximately $10 million, primarily due to reduced personnel costs.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s condensed consolidated statements of income, as well as a period comparison of changes in comparable store net revenue.

	Three Months Ended		Six Months Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.5	68.7	67.9	69.3
Selling, general and administrative expenses	27.4	26.9	26.7	27.2
Restructuring charge	1.5	0.1	0.7	—
Income from operations	2.6	4.4	4.7	3.5
Interest expense, net	1.7	2.3	1.6	2.1
Income taxes	0.4	0.9	1.2	0.6
Income before cumulative effect of change in accounting principle	0.8	1.5	2.1	1.0
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(0.1)
Net income	0.8	1.5	2.1	0.9
Comparable store net revenue decrease	(1.4)	(2.5)	(0.2)	(0.3)

Comparison of the Three and Six Months Ended August 3, 2002 and August 4, 2001

     Revenues. The Company’s revenues for the three months ended August 3, 2002 increased 1.7%, or $8.4 million, to $495.3 million from $486.9 million over the same period in fiscal year 2002. The increase is attributable to $17.2 million of additional sales from new, expanded and remodeled stores, partially offset by a 1.4% decrease in net revenues from comparable stores due to an overall downward trend in department store sales during July.

     The Company’s revenues for the six months ended August 3, 2002 increased 2.7% or $27.0 million, to $1,026.4 million from $999.4 million over the same period in fiscal year 2002. The increase resulted from $32.0 million of additional sales from new, expanded and remodeled stores.

     Cost of goods sold. As a percentage of revenues, cost of goods sold decreased to 68.5% and 67.9% for the three and six months ended August 3, 2002, respectively, compared to 68.7% and 69.3% for the same periods in fiscal year 2002. The decrease is primarily attributable to cost savings generated by the consolidation of the Company’s six distribution centers together with store merchandise receiving and processing functions in 91 stores not previously serviced by a distribution center into a new single distribution center, improved margin on inventory purchases and reduced markdowns.

     Selling, general and administrative expenses. The majority of selling, general and administrative (“SG&A”) expenses are variable with revenues. As a percentage of revenues, SG&A expenses increased to 27.4% and decreased to 26.7% for the three and six months ended August 3, 2002, respectively, compared to 26.9% and 27.2% for the same periods in fiscal year 2002. SG&A expenses for both the three and six months ended August 3, 2002 were negatively impacted by additional depreciation expense associated with new and remodeled stores and $4.5 million of incremental SG&A expenses associated with the Merchandising Restructuring that do not qualify for classification as restructuring expense. The majority of these expenses related to relocation costs for associates and accelerated amortization over the remaining useful life of abandoned leasehold improvements in division offices. During the three months ended August 3, 2002, these additional expenses were partially offset by lower store payroll costs resulting from improved operating efficiencies. The decrease in SG&A expenses as a percentage of revenues for the six months ended August 3, 2002 was primarily due to reductions in SG&A expense during the first quarter of fiscal year 2003 as a result of expense management efforts initiated in fiscal year 2002 and increases in finance charge income associated with the Company’s proprietary credit card.

     Interest Expense. Interest expense decreased $2.8 million and $4.6 million for the three and six month periods ended August 3, 2002, respectively over the same period in fiscal 2002. The decrease in interest expense is primarily attributable to lower borrowing levels and the decrease in the liability for interest rate swaps with option provisions that are excluded from hedge accounting treatment under SFAS 133. The decrease in the swap liability for these hedge contracts is recorded as a decrease to interest expense.

     Cumulative Effect of Change in Accounting Principle. In connection with the implementation of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company recorded a $1.0 million charge to net income as of the beginning of fiscal year 2002 related to its interest rate swap contracts with option provisions. The adjustment represented the fair market value, net of tax benefit, of these contracts as of February 4, 2001.

     Net income. Net income for the three and six months ended August 3, 2002 decreased $3.6 million and increased $12.0 million, respectively, compared to the same periods in fiscal year 2002. Excluding the cumulative effect of change in accounting principle as of the beginning of fiscal year 2002, the gains from the sale of property, equipment and investments in each period and the restructuring charges in each period, net income for the three and six months ended August 3, 2003 increased $0.9 million and $16.0 million, respectively, compared to the same periods in fiscal year 2002.

Seasonality and Quarterly Fluctuations

     The retail business is highly seasonal with approximately one-third of annual revenues being generated in the fourth quarter, which includes the Christmas selling season. As a result, a disproportionate amount of the Company’s operating and net income is realized during the fourth quarter and significant variations can occur when comparing the Company’s financial condition between quarters.

Liquidity and Capital Resources

     The Company’s primary sources of liquidity are cash on hand, cash flow from operations, and borrowings under debt facilities.

     In June 2002 the Company replaced its $175 million seasonal line of credit and $127 million standby letter of credit with a combined $200 million revolving credit and $127 million standby letter of credit facility that expires in July 2005. As of August 3, 2002 no amounts were outstanding on the line of credit facility.

     Expenditures for property and equipment were $46.5 million for the six months ended August 3, 2002, compared to $56.5 million for the six months ended August 4, 2001. During the six months ended August 3, 2002, the Company opened new stores in Jasper, Alabama; Rogers, Arkansas; Morristown, Tennessee; Norcross and Newnan, Georgia; and Raleigh, Durham and Morehead City, North Carolina.

     Net cash used by financing activities was $34.5 million for the six months ended August 3, 2002, compared to $14.4 million of cash used by financing activities in the six months ended August 4, 2001, a result of decreases in borrowings funded with cash flow from operations.

     The Company’s note payable agreement expires on April 26, 2003 and, accordingly, the outstanding balance as of August 3, 2002 of $202.3 million has been included in current liabilities. However, the agreement may be renewed by mutual consent of the parties and it is the Company’s intent to renew the facility and utilize it as long-term financing.

     Management of the Company believes that cash flows from operations and the existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements for at least the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the six months ended August 3, 2002.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of stockholders on May 29, 2002. See Item 4 to the Company’s Form 10-Q for the three months ended May 4, 2002, as filed with the Securities and Exchange Commission on June 18, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No.33-42935))

	3.2	Form of Amended and Restated Bylaws of the Company (incorporated by reference to pages B-34 to B-42 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935))

	10.1	Credit Agreement, dated as of June 28, 2002, by and among Belk, Inc., certain Belk, Inc. subsidiaries, Wachovia Bank, N.A., Bank of America, N.A., Branch Banking and Trust Company and Wachovia Securities, Inc.

	10.2	Amended and Restated Letter of Credit and Reimbursement Agreement, dated as of June 28, 2002, by and between Belk, Inc., certain Belk, Inc. subsidiaries and Wachovia Bank, N.A.

	99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELK, INC.

Dated: September 17, 2002	By:	/s/ Ralph A. Pitts

Ralph A. Pitts Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley

Brian T. Marley Executive Vice President, Finance (Chief Financial Officer)

CERTIFICATIONS

I, John M. Belk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Belk, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002

/s/ John M. Belk

John M. Belk
Chief Executive Officer

I, Brian T. Marley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Belk, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002

/s/ Brian T. Marley

Brian T. Marley
Chief Financial Officer