Form 10-Q
period 2002-11-02
BELK INC
filed 2002-12-17
CIK 1051771

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended                         November 2, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ______________________________________ to _______________________________________

Commission file number 000-26207

Belk. Inc.

(Exact Name of Registrant as Specified In Its Charter)

Delaware	56-2058574

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2801 West Tyvola Road. Charlotte. NC	28217-4500

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code                    (704) 357-1000

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Indicate by check ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

     Yes ✓ No

At December 1, 2002, the registrant had issued and outstanding 53,468,221 shares of class A common stock and 1,290,782 shares of class B common stock.

BELK, INC.
Index to Form 10-Q

Page
Number

PART I. FINANCIAL INFORMATION
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended November 2, 2002 and November 3, 2001	4
Consolidated Balance Sheets as of November 2, 2002 and February 2, 2002	5
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the Nine Months Ended November 2, 2002	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended November 2, 2002 and November 3, 2001	7
Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	14

This Report Contains Forward-Looking Statements

     Certain statements made in this report, and other written or oral statements made by or on behalf of Belk, Inc. and its subsidiaries (“the Company”), may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as “may”, “will”, “intend”, “project”, “expect”, “anticipate”, “believe”, “estimate”, “continue” or other similar words. Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet; our ability to be competitive in the retail industry; our ability to execute profitability and efficiency strategies; our ability to execute our growth strategies; anticipated benefits from the consolidation of our operating divisions and distribution facilities; the expected benefit of our new systems and technology; the expected increase in our sales and revenues generated through our proprietary charge card program; and the anticipated benefits from the Merchandising Restructuring (as described herein). These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. We believe that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements.

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

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

Revenues	$496,867	$506,456	$1,523,295	$1,505,859
Cost of goods sold (including occupancy and buying expenses)	350,045	358,633	1,046,868	1,051,559
Selling, general and administrative expenses	133,976	133,685	407,855	405,045
Asset impairment and store closing costs	277	13,222	277	13,222
Restructuring charge (income)	(33)	(12)	7,220	262

Income from operations	12,602	928	61,075	35,771
Interest expense, net	(8,473)	(9,805)	(24,892)	(30,838)
Gain (loss) on property, equipment and investments	(542)	2,200	(254)	3,496
Other income, net	319	772	1,279	1,609

Income (loss) before income taxes and cumulative effect of change in accounting principle	3,906	(5,905)	37,208	10,038
Income tax expense (benefit)	1,430	(2,170)	13,620	3,670

Income (loss) before cumulative effect of change in accounting principle	2,476	(3,735)	23,588	6,368
Cumulative effect of change in accounting principle, net of income tax benefit of $610	—	—	—	(1,038)

Net income (loss)	$2,476	$(3,735)	$23,588	$5,330

Basic income per share:
Income (loss) before cumulative effect of change in accounting principle	$0.05	$(0.07)	$0.43	$0.12

Cumulative effect of change in accounting principle	$—	$—	$—	$(0.02)

Net income (loss)	$0.05	$(0.07)	$0.43	$0.10

Dividends per share	$—	$—	$0.25	$0.25

Weighted average shares outstanding	54,759,003	54,741,706	54,757,472	54,741,086

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	November 2,	February 2,
	2002	2002

Assets
Current assets:
Cash and cash equivalents	$24,778	$22,413
Accounts receivable, net	291,172	343,247
Merchandise inventory	645,260	495,744
Prepaid income taxes	2,605	897
Prepaid expenses and other current assets	15,768	15,730

Total current assets	979,583	878,031
Investment securities	7,445	10,207
Property and equipment, net	688,657	689,255
Prepaid pension costs	100,031	102,046
Other assets	34,887	27,841

Total assets	$1,810,603	$1,707,380

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$260,883	$157,507
Accrued expenses	79,043	57,099
Accrued income taxes	—	34,765
Deferred income taxes	620	779
Line of credit and notes payable	221,347	6,089
Current installments of long-term debt and capital lease obligations	11,003	11,278

Total current liabilities	572,896	267,517
Deferred income taxes	32,195	40,522
Long-term debt and capital lease obligations, excluding current installments	182,236	399,309
Deferred compensation and other noncurrent liabilities	129,289	101,790

Total liabilities	916,616	809,138

Stockholders’ equity:
Preferred stock	—	—
Common stock, 54.8 and 54.7 million shares issued and outstanding as of November 2, 2002 and February 2, 2002, respectively	548	547
Paid-in capital	555,075	554,985
Retained earnings	360,774	350,876
Accumulated other comprehensive loss	(22,410)	(8,166)

Total stockholders’ equity	893,987	898,242

Total liabilities and stockholders’ equity	$1,810,603	$1,707,380

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance at February 2, 2002	$547	$554,985	$350,876	$(8,166)	$898,242
Comprehensive income:
Net income	—	—	23,588	—	23,588
Reclassification adjustment for investment gains included in net income, net of $20 income tax expense	—	—	—	(35)	(35)
Unrealized gain on investments, net of tax	—	—	—	462	462
Unrealized loss on interest rate swaps, net of tax	—	—	—	(14,671)	(14,671)

Total comprehensive income					9,344

Cash dividends	—	—	(13,690)	—	(13,690)
Common stock issued	1	90	—	—	91

Balance at November 2, 2002	$548	$555,075	$360,774	$(22,410)	$893,987

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended

	November 2,	November 3,
	2002	2001

Cash flows from operating activities:
Net income	$23,588	$5,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,186	64,247
Asset impairment and store closing costs	284	13,222
Cumulative effect of change in accounting principle, net of tax	—	1,038
Restructuring charge	7,220	262
(Gain) loss on sale of property, equipment & investments	254	(3,496)
(Increase) decrease in:
Accounts receivable, net	52,074	36,093
Merchandise inventory	(149,516)	(122,938)
Prepaid expenses and other assets	(7,966)	(14,986)
Increase in:
Accounts payable and accrued expenses	83,141	66,306
Deferred compensation and other liabilities	9,761	3,054

Net cash provided by operating activities	85,026	48,132

Cash flows from investing activities:
Purchases of investments	(135)	—
Proceeds from sales of investments	2,180	10,783
Purchases of property and equipment	(70,293)	(89,799)
Proceeds from sales of property and equipment	3,852	12,984

Net cash used by investing activities	(64,396)	(66,032)

Cash flows from financing activities:
Proceeds from notes payable	59,966	3,186
Principal payments on notes payable and capital lease obligations	(84,645)	(56,443)
Net proceeds from lines of credit	20,104	87,232
Dividends paid	(13,690)	(13,870)
Stockholder notes receivable	—	(7,000)

Net cash provided (used) by financing activities	(18,265)	13,105

Net increase (decrease) in cash and cash equivalents	2,365	(4,795)
Cash and cash equivalents at beginning of period	22,413	27,517

Cash and cash equivalents at end of period	$24,778	$22,722

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except as indicated)

(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 25-40) in our Annual Report on Form 10-K for the fiscal year ended February 2, 2002. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results in periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the full fiscal year.

     During the second quarter of fiscal year 2003, the Company implemented a new accounting policy related to its reward program where customers earn coupons (reward certificates) based on certain volumes of cumulative purchases using the Company’s proprietary credit card. The new policy was implemented due to the increasing level of activity and expected future growth of the program. Effective August 3, 2002, the Company established a reserve of $1.1 million representing the estimated liability for reward certificates issued and outstanding. The adoption of the new policy resulted in a decrease to revenues of $0.3 million and $1.4 million for the three and nine months ended November 2, 2002, respectively. The impact of this program on the consolidated financial statements for prior periods was immaterial.

     Certain prior period amounts have been reclassified to conform with current presentation.

(2) Restructuring Charge

     During the second quarter of fiscal year 2003, the Company recorded a restructuring charge of $7.3 million in connection with the consolidation of its divisional merchandising and marketing functions into a single organization located at the Company’s corporate offices in Charlotte, NC (the “Merchandising Restructuring”). The consolidation also included implementation of a central planning and allocation function to oversee the distribution and allocation of merchandise to the stores. The charge consisted of $4.8 million of employee severance costs, $2.0 million of post-closing lease obligation costs, and $0.5 million for the reduction to fair value of excess assets. During the third quarter, the Company reduced its estimate of post-closing lease obligations by $0.5 million and increased the estimated employee severance costs by $0.1 million. Approximately 260 merchandising, marketing and administrative personnel accepted severance effective August 3, 2002 as a result of the restructuring. The Company is moving its division offices from their current locations into smaller facilities, and the Company expects to sell or sublet the previous division office locations. The Company also expects to sell excess property and equipment from the division offices with a net book value of approximately $1.4 million. The Company used the estimated net realizable value to determine the anticipated loss on the excess property and equipment. The consolidation was substantially completed in the third quarter of fiscal year 2003.

     During the third quarter of fiscal year 2003, the Company increased the estimated post-closing lease obligations associated with the consolidation of its distribution centers (the “Logistics Restructuring”) by $0.4 million.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except as indicated)

     The components of the restructuring charge and its utilization are as follows:

		Restructuring Charges and
		Adjustments

	Balance at				Balance at
	February 2,	Second	Third		November 2,
	2002	Quarter	Quarter	Utilization	2002

Merchandising Restructuring
Employee severance costs	$—	$4,796	$77	$4,303	$570
Post-closing lease obligation costs	—	1,986	(535)	250	1,201
Disposal of excess property and equipment	—	471	—	471	—

Total Merchandising Restructuring	—	7,253	(458)	5,024	1,771

Logistics Restructuring
Post-closing lease obligation costs	1,846	—	425	778	1,493

Total	$1,846	$7,253	$(33)	$5,802	$3,264

(3) Comprehensive Income (Loss)

     The following table sets forth the computation of comprehensive income (loss):

	Three Months Ended		Nine Months Ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

Net income (loss)	$2,476	$(3,735)	$23,588	$5,330
Other comprehensive income (loss):
Cumulative effect of a change in accounting for derivatives, net of $1,723 income tax benefit for the nine months ended November 3, 2001	—	—	—	(2,878)
Net change in fair value of interest rate swaps, net of $2,734 and $8,785 income tax benefit for the three and nine months ended November 2, 2002, respectively and a $6,963 and $7,902 income tax benefit for the three and nine months ended November 3, 2001, respectively	(4,656)	(11,857)	(14,959)	(13,456)
Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $56 and $168 income tax benefit for the three and nine months ended November 2, 2002, respectively and $56 and $168 income tax benefit for the three and nine months ended November 3, 2001, respectively	96	96	288	288
Unrealized gain (loss) on investments, net of $177 and $265 income tax expense for the three and nine months ended November 2, 2002, respectively and $348 income tax benefit and $16 income tax expense for the three and nine months ended November 3, 2001, respectively	301	(604)	462	26
Reclassification adjustment for investment gains included in net income, net of $21 income tax expense for the nine months ended November 2, 2002, and $10 and $135 income tax expense for the three and nine months ended November 3, 2001, respectively	—	(16)	(35)	(228)

Other comprehensive loss	(4,259)	(12,381)	(14,244)	(16,248)

Total comprehensive income (loss)	$(1,783)	$(16,116)	$9,344	$(10,918)

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except as indicated)

(4) Accumulated Other Comprehensive Loss

     The following table sets forth the components of accumulated other comprehensive loss:

	November 2,	February 2,
	2002	2002

Unrealized loss on interest rate swaps, net of $13,839 and $5,833 income tax benefit as of November 2, 2002 and February 2, 2002, respectively	$(23,564)	$(8,894)
Unrealized gains on investments, net of $665 and $420 income tax expense as of November 2, 2002 and February 2, 2002, respectively	1,154	728

Accumulated other comprehensive loss	$(22,410)	$(8,166)

(5) Note Payable

     The Company’s note purchase agreement among the Company, the Belk Center, Inc., Enterprise Funding Corporation and Bank of America, as amended, (the “Note Payable”) expires on April 26, 2003 and, accordingly, the outstanding balance as of November 2, 2002 of $195.2 million has been included in current liabilities. However, the Note Payable is renewable by mutual consent of the parties, and it is the Company’s intent to renew the facility and utilize it as long-term financing.

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

(7) Recent Accounting Pronouncements

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (Statement 145). Statement 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of Statement 145 to have a material impact on the Company’s consolidated financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (Statement 146). Statement 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not completed an assessment of the impact of this Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The Merchandising Restructuring

     During the second quarter of fiscal year 2003, the Company recorded a restructuring charge of $7.3 million in connection with the consolidation of its divisional merchandising and marketing functions into a single organization located at the Company’s corporate offices in Charlotte, NC (the “Merchandising Restructuring”). The consolidation also included implementation of a central planning and allocation function to oversee the distribution and allocation of merchandise to the stores. The charge consisted of $4.8 million of employee severance costs, $2.0 million of post-closing lease obligation costs, and $0.5 million for the reduction to fair value of excess assets. During the third quarter, the Company reduced its estimate of post-closing lease obligations by $0.5 million and increased the estimated employee severance costs by $0.1 million. Approximately 260 merchandising, marketing and administrative personnel accepted severance effective August 3, 2002 as a result of the restructuring. The Company is moving its division offices from their current locations into smaller facilities, and the Company expects to sell or sublet the previous division office locations. The Company also expects to sell excess property and equipment from the division offices with a net book value of approximately $1.4 million. The Company used the estimated net realizable value to determine the anticipated loss on the excess property and equipment. The consolidation was substantially completed in the third quarter of fiscal year 2003.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s condensed consolidated statements of operations, as well as a period comparison of changes in comparable store net revenue.

	Three Months Ended		Nine Months Ended

	November 2,	November 3,	November 2,	November 3
	2002	2001	2002	2001

SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (including occupancy and buying expenses)	70.4	70.8	68.7	69.8
Selling, general and administrative expenses	27.0	26.4	26.8	26.9
Asset impairment and store closing costs	0.1	2.6	—	0.9
Restructuring charge	—	—	0.5	—
Income from operations	2.5	0.2	4.0	2.4
Interest expense, net	1.7	1.9	1.6	2.1
Income tax expense (benefit)	0.3	(0.4)	0.9	0.2
Income (loss) before cumulative effect of change in accounting principle	0.5	(0.7)	1.6	0.4
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(0.1)
Net income (loss)	0.5	(0.7)	1.6	0.4
Comparable store net revenue decrease	(6.3)	(0.7)	(2.2)	(0.3)

Comparison of the Three and Nine Months Ended November 2, 2002 and November 3, 2001

     Revenues. The Company’s revenues for the three months ended November 2, 2002 decreased 1.9%, or $9.6 million, to $496.9 million from $506.5 million over the same period in fiscal year 2002. The decrease is attributable to a 6.3% decrease in net revenues from comparable stores due to an overall downward trend in department store sales during the third quarter, partially offset by $19.2 million of additional sales from new, expanded and remodeled stores.

     The Company’s revenues for the nine months ended November 2, 2002 increased 1.2% or $17.4 million, to $1,523.3 million from $1,505.9 million over the same period in fiscal year 2002. The increase resulted from $51.2 million of additional sales from new, expanded and remodeled stores, partially offset by a 2.2% decrease in net revenue from comparable stores due to an overall downward trend in department store sales over the last two quarters.

     Cost of goods sold. As a percentage of revenues, cost of goods sold decreased to 70.4% and 68.7% for the three and nine months ended November 2, 2002, respectively, compared to 70.8% and 69.8% for the same periods in fiscal year 2002. The decreases are primarily attributable to improved margin on inventory purchases and the improved operating efficiencies of the Company’s distribution facility that was consolidated in fiscal year 2002.

     Selling, general and administrative expenses. The majority of selling, general and administrative (“SG&A”) expenses are variable with revenues. As a percentage of revenues, SG&A expenses increased to 27.0% and decreased to 26.8% for the three and nine months ended November 2, 2002, respectively, compared to 26.4% and 26.9% for the same periods in fiscal year 2002. SG&A expenses for both the three and nine months ended November 2, 2002 were negatively impacted by $3.2 million and $7.7 million, respectively, of incremental SG&A expenses associated with the Merchandising Restructuring that do not qualify for classification as restructuring expense. The majority of these expenses related to relocation costs for associates and accelerated amortization over the remaining useful life of abandoned leasehold improvements in division offices. During the three and nine months ended November 2, 2002, these additional expenses were partially offset by lower store payroll costs resulting from improved operating efficiencies and increases in finance charge income associated with the Company’s proprietary credit card. The decrease in SG&A expenses as a percentage of revenues for the nine months ended November 2, 2002 was also favorably impacted by reductions in SG&A expense during the first quarter of fiscal year 2003 as a result of expense management efforts initiated in fiscal year 2002.

     Interest expense. Interest expense decreased $1.3 million and $5.9 million for the three and nine-month periods ended November 2, 2002, respectively over the same period in fiscal 2002. The decrease in interest expense is primarily attributable to lower borrowing levels and the decrease in the liability for interest rate swaps with option provisions that are excluded from hedge accounting treatment under SFAS 133. The decrease in the swap liability for these hedge contracts is recorded as a decrease to interest expense.

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

     Net income. Net income for the three and nine months ended November 2, 2002 increased $6.2 million and increased $18.3 million, respectively, compared to the same periods in fiscal year 2002. Excluding the cumulative effect of change in accounting principle as of the beginning of fiscal year 2002, the gains (losses) from the sale of property, equipment and investments in each period and the restructuring charges and asset impairment and store closing costs in each period, net income for the three and nine months ended November 2, 2002 decreased $0.2 million and increased $15.8 million, respectively, compared to the same periods in fiscal year 2002.

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

     In June 2002 the Company replaced its $175 million seasonal line of credit and $127 million standby letter of credit with a combined $200 million revolving credit and $127 million standby letter of credit facility that expires in July 2005. As of November 2, 2002, $26 million was outstanding on the revolving credit facility.

     Expenditures for property and equipment were $70.3 million for the nine months ended November 2, 2002, compared to $89.8 million for the nine months ended November 3, 2001. During the nine months ended November 2, 2002, the Company opened new stores in Jasper, Alabama; Rogers, Arkansas; Morristown, Tennessee; Norcross, Newnan, and McDonough, Georgia; and Raleigh, Durham and Morehead City, North Carolina.

     Net cash used by financing activities was $18.3 million for the nine months ended November 2, 2002, compared to $13.1 million of cash provided by financing activities in the nine months ended November 3, 2001, a result of decreases in borrowings funded with cash flow from operations.

     The Company’s Note Payable agreement expires on April 26, 2003 and, accordingly, the outstanding balance as of November 2, 2002 of $195.2 million has been included in current liabilities. However, the agreement is renewable by mutual consent of the parties and it is the Company’s intent to renew the facility and utilize it as long-term financing.

     Management of the Company believes that cash flows from operations and the existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the nine months ended November 2, 2002.

Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this report (the “Evaluation Date”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14 under the Securities Exchange Act of 1934 (“the Exchange Act”)). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Subsequent to the Evaluation Date, there were no significant changes in the Company’s internal controls, or to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 33-42935))
3.2	Form of Amended and Restated Bylaws of the Company (incorporated by reference to pages B-34 to B-42 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935))
99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELK, INC.

Dated: December 17, 2002	By:	/s/ Ralph A. Pitts Ralph A. Pitts Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley Brian T. Marley Executive Vice President, Finance (Chief Financial Officer)

CERTIFICATIONS

I, John M. Belk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Belk, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 17, 2002

/s/ John M. Belk John M. Belk Chief Executive Officer

I, Brian T. Marley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Belk, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 17, 2002

/s/ Brian T. Marley Brian T. Marley Chief Financial Officer