Form 10-K
period 2003-02-01
BELK INC
filed 2003-04-23
CIK 1051771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2003
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

Registrant’s telephone number, including area code:

(704) 357-1000

Securities registered pursuant to Section 12(b)of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.01 per share

(Title of Class)
Class B Common Stock, $0.01 per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☒     No ☐

      The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the Registrant) as of August 3, 2002 (based on the price at which the common equity was last sold as of the last business day of the Company’s most recently completed second fiscal quarter) was $146,517,742. 54,652,176 shares of common stock were outstanding as of April 1, 2003, comprised of 53,233,699 shares of the registrant’s Class A Common Stock, par value $0.01, and 1,418,477 shares of the registrant’s Class B Common Stock, par value $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2003 are incorporated herein by reference in Part III.

BELK, INC.

i

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS

      Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as “may,” “will,” “intend,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or other similar words. Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the internet, our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute our growth strategies, anticipated benefits from the consolidation of our operating divisions and distribution facilities, the expected benefit of our new systems and technology, the expected increase in our sales and revenues generated through our proprietary charge card program and the anticipated benefits from the Merchandising Restructuring (as described herein). These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. We believe that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements.

      Risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements include, but are not limited to:

•	general economic and business conditions, both nationally and in our market areas;

•	levels of consumer debt and bankruptcies;

•	changes in interest rates;

•	changes in buying, charging and payment behavior among our customers;

•	the effects of weather conditions on seasonal sales in our market areas;

•	seasonal fluctuations in net income due to increased consumer spending during the holiday season, timing of new store openings, merchandise mix, the timing and level of markdowns and historically low first quarter results;

•	competition among department and specialty stores and other retailers, including luxury goods retailers, general merchandise stores, internet retailers, mail order retailers and off-price and discount stores;

•	the competitive pricing environment within the department and specialty store industries;

•	our ability to compete on merchandise mix, quality, style, service, convenience and credit availability;

•	the effectiveness of our advertising, marketing and promotional campaigns;

•	our ability to determine and implement appropriate merchandising strategies, merchandise flow and inventory turnover levels;

•	our realization of planned synergies and cost savings through the consolidation of our distribution facilities and functions;

•	the effectiveness of our e-commerce and gift registry strategies;

•	our ability to contain costs;

•	our ability to accomplish our logistics and distribution strategies;

•	the effectiveness of our merchandising and sales promotion consolidation and the implementation of our planning and allocation functions;

•	changes in our business strategy or development plans;

•	our ability to hire and retain key personnel;

•	changes in laws and regulations, including changes in accounting standards, tax statutes or regulations, environmental and land use regulations, and uncertainties of litigation; and

•	our ability to obtain capital to fund any growth or expansion plans.

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

General

      Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned department store business in the United States, with total revenues of approximately $2.24 billion for the fiscal year ended February 1, 2003. The Company and its predecessors have been successfully operating department stores since 1888 by providing superior service and merchandise that meets customers’ needs for fashion, value and quality.

      The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2004” refer to the current fiscal year ending January 31, 2004; references to “fiscal year 2003” refer to the period ending February 1, 2003; references to “fiscal year 2002” refer to the period ending February 2, 2002; and references to “fiscal year 2001” refer to the period ending February 3, 2001.

Fiscal Year	Ended	Weeks

2004	January 31, 2004	52
2003	February 1, 2003	52
2002	February 2, 2002	52
2001	February 3, 2001	53

      The Company operates 214 retail department stores in 13 states in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with a dominant merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.

      Although the Company operates 50 Belk stores that exceed 100,000 square feet in size, most Belk stores range in size from 50,000 to 80,000 square feet. Most of the Belk stores are anchor tenants in major regional malls and shopping centers, primarily in medium and smaller markets. In addition to department stores, the Company operates two stores that sell limited selections of cosmetics, hosiery and accessories for women under the “Belk Express” store name. In the aggregate, the Belk stores occupy approximately 17.374 million square feet of space.

      Management of the Belk stores is organized into four regional operating divisions, with each unit headed by a division chairman and a director of stores. Each division supervises a number of stores and maintains an administrative office in the markets served by the division. Division offices provide overall management and support for the Belk stores in their regions. Belk Stores Services, Inc., a subsidiary of Belk, Inc., and its subsidiary Belk Administration Company, along with Belk International, Inc., a subsidiary of Belk, Inc., and its subsidiary, Belk Merchandising Company, LLC (collectively “BSS”), coordinate the operations of Belk stores on a company-wide basis by providing services to the Belk division offices and stores, such as merchandising, marketing, advertising and sales promotion, information systems, human resources, public relations, accounting, real estate and store planning, credit, legal, tax, distribution and purchasing.

      The Company was incorporated in Delaware in 1997. The Company’s principal executive offices are located at 2801 West Tyvola Road, Charlotte, North Carolina 28217-4500, and its telephone number is (704) 357-1000.

Business Strategy

      Belk’s mission is to be the dominant department store in its markets by selling merchandise to customers that meets their needs for fashion, selection, value, quality and service. To achieve this mission, Belk’s business strategy includes five key elements: (1) a target customer focus; (2) focused merchandise assortments; (3) compelling sales promotions; (4) distinctive customer service; and (5) a winning store and market strategy.

      Target Customer Focus. Belk’s primary target customer is a 35-to-54-year-old female with middle to upper level family income who works outside of the home; who buys for herself and her family; and who is style-conscious and seeks updated fashions and quality merchandise. Belk also targets the 18-to-25-year-old female who begins shopping at Belk as an aspirational store at an early age for selected items. The Company maintains its target customer focus by conducting ongoing research to ascertain and update target customer characteristics and needs, such as annual customer satisfaction surveys and customer focus group studies. The Company seeks to maximize customer convenience and satisfaction through effective inventory management that ensures consistently high inventory levels of desired merchandise, effective store layout, merchandise signing and visual display, and quick and efficient transactions at the point of sale. Additionally, the Company strives to attract and retain well-qualified associates who provide a high level of friendly, personal service to enhance the customer’s shopping experience.

      Focused Merchandise Assortments. The Company has positioned itself through its target customer focus to take advantage of significant sales growth opportunities in its women’s apparel (including special sizes), accessories and shoe businesses. The Company has launched merchandise initiatives focused on providing its target customer with in-depth assortments of updated, branded fashions that meet customers’ lifestyle needs for casual, career and social occasions.

      Compelling Sales Promotions. Belk’s sales promotion strategy focuses on promoting merchandise that the target customer desires, offering her compelling price values, and providing adequate inventory to support all sales promotion events.

      Distinctive Customer Service. The Company’s customer research has determined that Belk generally differentiates itself from competitors through the high level of service and amenities that its stores provide. Belk intends to continue its tradition of employing sales associates who are knowledgeable about the merchandise they sell, approach customers promptly, help when needed and provide quick checkout.

      Winning Store and Market Strategy. The Company has a store and market strategy focused on maximizing return on investment and improving its competitive position. The approach to investment in new markets and the expansion and renovation of existing facilities includes a disciplined real estate evaluation process using a balanced scorecard, rigorous financial measures and investment guidelines.

Productivity and Efficiency Strategy

      The Company seeks to improve profitability through developing and implementing initiatives designed to improve productivity and efficiency throughout the organization. Such initiatives include a “store-ready” merchandise program that speeds delivery of merchandise to the sales floor, the expanded implementation of a “smart store” concept that enhances efficiencies on the sales floor through the use of centralized cash register and gift wrap stands, and the use of computer-based training programs.

      During fiscal year 2003, a Company-wide profit improvement initiative begun the previous year continued to produce substantial expense savings and gross margin improvement along with gains in efficiency and productivity. Associates from throughout the Company contributed numerous ideas, many of which were implemented to help reduce costs and boost profits across all areas of the business. The profit improvement efforts had a significant positive impact on the Company’s overall financial results for the year. Integrating expense management and profit improvement strategies, processes and programs into operations throughout the Company will continue to be a top priority.

Growth Strategy

      The Company intends to continue to open new stores selectively in new and existing markets in order to increase sales, market share and customer loyalty. As the consolidation of the department store industry continues, the Company also will consider store acquisitions that offer opportunities for growth in existing and contiguous markets.

      Management of the Company believes that significant opportunities for growth exist in Belk markets where the Belk name and reputation are well known. Although the Company will continue to take advantage of prudent opportunities to expand into large markets, the Company will focus its expansion in medium-sized markets with store units in the 50,000 to 80,000 square-foot size range.

      In determining where to open new stores in the future, the Company’s management will evaluate demographic information such as income, education levels, age and occupation, as well as the availability of prime real estate locations, existing and potential competitors and the number of Belk stores in the same or contiguous market areas. Management will also analyze store and market sales and income data and seek to identify economies of scale available in advertising, distribution and other expenses as part of its process for determining new store sites and markets for expansion.

      In fiscal year 2003, the Company opened nine new stores that have a combined size of approximately 845,000 square feet of space and completed a 44,652-square-foot expansion and major renovation of its flagship store at SouthPark Mall in Charlotte, NC.

      In fiscal year 2004, Belk plans to open eight new stores that will have a combined space of approximately 518,000 square feet. The Company also will complete major renovations of four existing stores in fiscal year 2004.

      New stores and major expansions completed in fiscal year 2003 include:

New Stores

		Date of	New or Existing
Location	Size (Sq. Ft.)	Opening	Market

Jasper, AL (Jasper Mall)	48,640	03/06/02	New
Rogers, AR (Scottsdale Center)	73,777	03/06/02	New
Durham, NC (The Streets At Southpoint)	179,799	03/06/02	Existing
Newnan, GA (Newnan Crossing)	65,773	03/12/02	Existing
Norcross, GA (The Forum at Peachtree)	65,804	03/12/02	New
Morristown, TN (College Square Mall)	73,000	03/13/02	New
Morehead City, NC (Cypress Bay Plaza)	100,000	04/25/02	Existing
Raleigh, NC (Triangle Towne Center)	179,466	08/14/02	Existing
McDonough, GA (Henry Town Center)	58,267	08/21/02	New

Expansions and Renovations

	Expansion Size	Date of	New or Existing
Location	(Sq. Ft.)	Opening	Market

Charlotte, NC (SouthPark Mall)	44,652	11/06/02	Existing

      New stores and major store renovations scheduled for completion in fiscal year 2004 include:

New Stores

		Scheduled Date	New or Existing
Location	Size (Sq. Ft.)	of Opening	Market

Gulfport, MS (Crossroads Center)	68,221	3/12/03	New
Gallatin, TN (Village Green Commons)	58,364	9/10/03	New
Columbia, TN (Shoppes of Columbia)	64,917	9/10/03	New
Springfield, TN (Centre Stage Shopping Center)	51,416	9/10/03	New
Lufkin, TX	64,893	9/10/03	New
Hot Springs, AR (Cornerstone Market Place)	70,348	11/5/03	New
Destin, FL (Destin Commons)	65,856	11/5/03	New
Conway, AR (Conway Commons)	73,777	11/5/03	New

Store Renovations

		Scheduled
		Completion	New or Existing
Location	Size (Sq. Ft.)	Date	Market

Greensboro, NC (Four Seasons)	214,507	Fall 2003	Existing
Shelby, NC (Cleveland Mall)	93,754	Fall 2003	Existing
Westminster, MD (TownMall)	73,102	Fall 2003	Existing
Winston-Salem, NC (Hanes Mall)	236,161	Fall 2003	Existing

Merchandising

      Belk stores feature quality name brand and private label merchandise in moderate to better price ranges, providing fashion, selection and value to customers. The merchandise mix is targeted to middle and upper income customers shopping for their families and homes, and includes a wide selection of fashion apparel, accessories and shoes for women, men and children, as well as cosmetics, home furnishings, housewares, gift and guild, jewelry, and other types of department store merchandise. The goal is to position Belk stores as the leaders in their markets in providing updated, “fashion-right” assortments with greater depth of style, selection and value.

      Belk stores offer complete assortments of the most desirable national brands. The Company has enjoyed excellent long term relationships with many top apparel and cosmetics suppliers and is often the exclusive distributor of apparel, accessories and cosmetic lines in its markets. These exclusive distribution arrangements enhance the Belk stores’ image as fashion leaders and enable Belk to offer customers exclusive and original merchandise that is not generally available in other stores in their markets.

      Belk stores also offer exclusive private brands in selected merchandise areas that provide customers with merchandise that is comparable in quality and style with national brands at substantial savings. Belk private brands, which include Kim Rogers, Madison Studio, J. Khaki, Meeting Street, Saddlebred and Home Accents provide outstanding value for customers and set Belk apart from its competitors. During fiscal year 2003, the Company placed a renewed emphasis on expanding the growth and profitability of its private brand business and reintroduced an updated Nursery Rhyme label for infants and toddlers.

The Merchandising Restructuring

      In August 2002, the Company consolidated its merchandising, marketing and sales promotion functions into a single organization located at the Company’s corporate offices in Charlotte, NC. The new organization includes a central planning and allocation function that oversees the distribution and allocation of merchandise to all Belk stores. The Company anticipates the consolidation will permit the Company to achieve more unified and consistent execution of its merchandising, marketing and advertising strategies and more focused merchandise assortments at the store level. The Company also anticipates that the consolidation will result in cost savings and greater operating efficiencies.

Marketing

      The Company employs its strategic marketing initiatives and strategies to develop and enhance the equity of the Belk brand, strengthen its relationship with and become the desired destination for the target customer, and create and strengthen “one-to-one” relationships with customers. The Company’s primary marketing strategy emphasizes direct communications with customers through personal contact and the use of multi-faceted advertising, marketing and sales promotion programs. This strategy involves extensive mass media print and broadcast advertising, direct mailings to charge customers, comprehensive store visual merchandising and signing, in-store special events (e.g., trunk shows, celebrity and designer appearances) and magazine, newspaper and billboard advertising. The Company also provides information about the Company and its sales promotions and bridal gift registry on the belk.com website.

      Major sales promotions and sales events are planned and implemented in Belk stores throughout the year. The Company regularly produces advertising circulars that are distributed to millions of customers via newspaper inserts or direct mailings. The Company uses creative advertising that effectively communicates the Company’s merchandise offerings, fashion image and reputation for superior service to store customers in a variety of media, including customized advertising based upon the particular merchandise needs and shopping preferences of its customers.

Gift Cards

      The Company’s “Great Gifts Card” program provides a convenient option for customer gift-giving and enables stores to issue electronic credits to customers in lieu of cash refunds for merchandise returned without sales receipts. Four types of Great Gifts Cards are available, each with its own distinctive design and appeal: Bridal/ Anniversary, Holiday, Zuniverse (for juniors customers), and Standard.

Salons and Spas

      The Company owns and operates 12 hair styling salons in its various store locations, nine of which also offer spa services. During fiscal year 2003, the Company opened new salon and spa operations at Belk of The Streets at Southpoint in Durham, NC, and at Belk of Triangle Towne Center in Raleigh, NC. The hair salons offer the latest hair styling services as well as wide assortments of top brand name beauty products, including Aveda. The spas offer massage therapy, skincare, nail treatments and other specialized services. The salons and spas in the Belk stores at SouthPark Mall in Charlotte, NC, Asheville Mall in Asheville, NC, Columbiana Centre in Columbia, SC, Triangle Towne Center in Raleigh, NC, the Streets at Southpoint in Durham, NC, and Westfield Shoppingtown/ Independence Mall in Wilmington, NC operate under the name of “Carmen! Carmen! Prestige Salon and Spa at Belk.”

Belk Gift Registry

      The Company’s gift registry offers a wide assortment of bridal merchandise that can be registered and purchased online at belk.com or in local Belk stores and shipped directly to the customer or gift recipient. The gift registry is a fully integrated system that combines the best of Internet technology and in-store shopping. Brides and engaged couples can conveniently create their gift registry and make selections through belk.com from a home computer, or they can go to a Belk store where a certified professional bridal consultant can provide assistance using the store’s online “Great Gifts” kiosk. In the Belk stores that have kiosks, brides and engaged couples can use a portable scanning device, which enables them to quickly and easily enter information on their gift selections directly into the registry system.

Belk Proprietary Charge Programs

      The Company offers its customers the convenience of paying for their purchases on credit using a variety of proprietary charge payment programs, including a 30-day revolving account, an interest-free 30-60-90 day account, an interest-free table top plan (for china, crystal, silver and other gift purchases) and an interest-free fine jewelry plan.

      The Company promotes the development of new and existing cardholder business through targeted marketing campaigns and active solicitation efforts within Belk stores. The Company’s “Belk Select” affinity program is designed to recognize and reward its best Belk charge customers, attract profitable new customers, increase sales from existing customers and expand the active Belk credit card account base. The program offers special benefits and services to charge customers whose Belk charge purchases total $650 or more in a calendar year, including $5 in free “Belk Reward Dollars” for every $150 charged to their Belk Select card which can be applied toward future Belk purchases, “Make Your Own Sale” certificates, free deluxe gift wrapping, free basic alterations, choice of billing dates, no annual fee, and notifications of special savings, sales events and courtesy shopping days.

      The Company’s charge cards are issued through Belk National Bank, a subsidiary of the Company located in Lawrenceville, Georgia.

Systems and Technology

      Belk makes significant investments in technology and information systems in order to drive sales growth, improve operating efficiency and support its overall business strategy. The Company has prioritized the development and implementation of computerized systems to support its merchandising, sales floor, inventory management and logistics initiatives. These systems enable management quickly to identify sales trends, order, track and distribute merchandise, manage markdowns and monitor merchandise mix and inventory levels. During fiscal year 2003, the Company outsourced its central computer operations to IBM Global Services; modified merchandise planning and price file systems to meet the needs of the new consolidated merchandising, marketing and planning/allocation organization; upgraded its data warehouse capability; and outsourced its telecommunications transport services and network management to Electronic Data Services. Additionally, the Company implemented a new Promotional Price Look-up system that will help ensure pricing accuracy and enable associates to quickly and easily provide customers with the most current pricing on all merchandise; developed a telephone append system that will support its customer relationship management efforts and began development of a new company-wide Human Resources Information System that will incorporate the latest technology and human resources practices and eliminate many current manual and paper-intensive processes.

Inventory Management and Logistics

      The Company operates a 371,000 square foot Central Distribution Center in Blythewood, SC that incorporates the latest distribution center design, technology and equipment and facilitates the automation of many labor-intensive processes. During fiscal year 2003, the Company continued to focus on increasing the number of merchandise vendors certified for cross dock shipments and on ensuring ongoing vendor compliance with Floor Ready industry standards. The Central Distribution Center implemented a “first-in, first-out” trailer rotation method to improve the flow of shipments through the Center and increased average total productivity by 5,000 to 8,000 cartons per day, which reduced on-hand carton inventory and aging. The Company was able to reduce the number of freight carriers used and implement new standards of performance.

      Additionally, the Central Distribution Center, working in conjunction with the Company’s inventory management systems and “Floor Ready” initiatives, continued to significantly reduce merchandise cycle time, improve merchandise margin and reduce expenses. As part of the Company’s “Store Ready” initiatives, the Company implemented refined “best method” processes for store merchandise receiving to enable stores to receive and process merchandise shipments and move goods to the sales floor more quickly and efficiently, thus ensuring the ongoing timely delivery of fresh goods to meet customers’ shopping needs.

Non-Retail Businesses

      Several of the Company’s subsidiaries engage in businesses that indirectly or directly support the operations of the retail department stores. The non-retail businesses include United Electronic Services, Inc. (“UES”), a wholly owned subsidiary of Belk, Inc., which provides equipment maintenance services, primarily on cash registers, but also on other equipment. UES provides such services to the Company pursuant to contracts with BSS.

Industry and Competition

      The Company operates retail department stores in the highly competitive and dynamic retail apparel industry. Management of the Company believes that the principal competitive factors for retail department store operations include merchandise selection, quality, value, customer service and convenience. The Company believes its stores are strong competitors in all of these areas. The Company’s primary competitors are traditional department stores, mass merchandisers, national apparel chains, individual specialty apparel stores and direct merchant firms, including Federated Department Stores, Inc., Wal-Mart Stores, Inc., Kohl’s Corporation, The May Department Stores Company, Dillard’s, Inc., Sak’s, Inc., Sears Roebuck & Co. and J.C. Penney Company, Inc.

Trademarks and Service Marks

      Belk Stores Services, Inc. owns all of the principal trademarks and service marks now used by the Company, including “Belk” and “All for You”. These marks are registered with the United States Patent and Trademark Office. The term of each of these registrations is generally ten years, and they are generally renewable indefinitely for additional ten-year periods, so long as they are in use at the time of renewal. Most of the trademarks, trade names and service marks employed by the Company are used in the Company’s private brands program. The Company intends to vigorously protect its trademarks and service marks and initiate appropriate legal action whenever necessary.

Seasonality and Quarterly Fluctuations

      Due to the seasonal nature of the retail business, the Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenues, operating income and net income. A disproportionate amount of the Company’s revenues and a substantial amount of the Company’s operating and net income are realized during the fourth quarter, which includes the Christmas selling season. Working capital requirements also fluctuate during the year, increasing somewhat in mid-summer in anticipation of the fall merchandising season and increasing substantially prior to the Christmas selling season when the Company carries higher inventory levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Fluctuations.”

Associates

      As of February 1, 2003, the Company had approximately 17,800 full-time and part-time associates. Because of the seasonal nature of the retail business, the number of associates fluctuates from time to time and is highest during the holiday shopping period in November and December. The Company as a whole considers its relations with associates to be good. None of the associates of the Company are represented by unions or subject to collective bargaining agreements.

Where You Can Find More Information

      The Company makes available free of charge through its website, www.belk.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC.

ITEM 2.	Properties

Store Locations

      As of February 1, 2003, the Company operated a total of 214 retail stores in the following states:

Alabama — 4	Maryland — 2	Tennessee — 4
Arkansas — 3	Mississippi — 1	Texas — 3
Florida — 19	North Carolina — 75	Virginia — 19
Georgia — 41	South Carolina — 37	West Virginia — 2
Kentucky — 4

      Belk stores are located in regional malls (118), strip shopping centers (88), “power” centers (3) and “lifestyle” centers (3). Additionally, there are two freestanding stores. Approximately 82% of the gross square footage of the typical Belk store is devoted to selling space to ensure maximum operating efficiencies. A majority of the stores are either new or have undergone renovations within the past ten years. The new and renovated stores feature the latest in retail design, including attractive exteriors and interiors. The interiors are designed to create an exciting, comfortable and convenient shopping environment for customers. They include the latest lighting and merchandise fixturing, as well as quality decorative floor and wall coverings and other special decor. The store layout is designed for ease of shopping, and store signage is used to help customers identify and locate merchandise.

      As of February 1, 2003, the Company owned 60 store buildings, leased 144 store buildings under operating leases and owned 20 store buildings under ground leases. The typical operating lease has an initial term of between 15 and 20 years, with four renewal periods of five years each, exercisable at the Company’s option. The typical ground lease has an initial term of 20 years, with a minimum of four renewal periods of five years each, exercisable at the Company’s option.

Non-Store Facilities

      The Company also owns or leases the following distribution centers, division offices and headquarters facilities:

Belk Property	Location	Own/Lease

Belk, Inc. Western Division Office	Greenville, SC	Own
Belk, Inc. Corporate and Central Division Offices	Charlotte, NC	Own
Belk Central Distribution Center	Blythewood, SC	Lease

Other

      The Company owns or leases various other real properties, including primarily former store locations, division offices and distribution centers. Such property is not material, either individually or in the aggregate, to the Company’s consolidated financial position or results of operations.

ITEM 3.     Legal Proceedings

      The Company is engaged from time to time in various legal actions that are incidental to its business. Management of the Company believes that none of the various actions and proceedings involving the Company will have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ending February 1, 2003.

PART II

ITEM 5.	Market Information for Registrant’s Common Equity and Related Stockholder Matters

      Neither the Class A Common Stock, par value $.01 per share (the “Class A Common Stock”) nor the Class B Common Stock, par value $.01 per share (the “Class B Common Stock”) was listed or traded on a public market during any part of fiscal year 2003. There is no established public trading market for either class of the Registrant’s common stock. As of April 1, 2003, there were approximately 587 holders of record of the Class A Common Stock and 263 holders of record of Class B Common Stock. On March 13, 2003, the Company declared a dividend of $.275 on each share of the Class A and Class B Common Stock outstanding on that date. The amount of dividends paid out with respect to fiscal year 2003 and each subsequent year will be determined at the sole discretion of the Board of Directors based upon the Company’s results of operation, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

ITEM 6.	Selected Financial Data

	52 Weeks	52 Weeks	53 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended
	February 1,	February 2,	February 3,	January 29,	January 30,
	2003	2002	2001	2000	1999

	(dollars in thousands, except per share amounts)
SELECTED STATEMENT OF INCOME DATA:
Revenues	$2,241,555	$2,236,054	$2,263,801	$2,138,959	$2,050,912
Cost of goods sold	1,508,813	1,532,213	1,562,100	1,452,856	1,398,446
Depreciation and amortization	89,312	83,625	74,102	65,117	57,141
Operating income	167,461	137,144	132,288	144,323	130,511
Income from continuing operations	84,017	64,641	57,626	72,706	57,974
Loss from discontinued operations(1)	—	(221)	(292)	(1,543)	—
Net income	84,017	63,382	57,333	71,163	56,970
Basic and diluted income per share:
From continuing operations	1.53	1.18	1.05	1.31	1.02
Net income	1.53	1.16	1.04	1.28	1.01
Cash dividends per share	0.275	0.25	0.25	0.24	N/A
SELECTED BALANCE SHEET DATA:
Accounts receivable, net	334,469	343,247	339,591	340,061	351,143
Merchandise inventory	487,490	495,744	542,262	501,033	483,995
Working capital	670,448	610,514	619,055	591,054	626,953
Total assets	1,736,102	1,707,380	1,734,744	1,631,646	1,596,063
Short-term debt	—	6,089	9,715	7,854	4,264
Long-term debt and capitalized lease obligations	365,552	410,587	452,579	405,357	403,713
Stockholders’ equity	954,284	898,242	865,070	822,094	787,260
SELECTED OPERATING DATA:
Number of stores at end of period	214	207	207	206	212
Comparable store net revenue increase (decrease)(2)	(3.2% )	(2.1% )	4.4%	2.4%	2.8%

(1)	Loss from discontinued operations represents the operating results of TAGS, LLC, which owned and operated outlet stores.

(2)	On a 52 versus 52 week basis, comparable store net revenues decreased 0.7% in fiscal year 2002 and increased 3.2% in fiscal year 2001.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Discontinued Operations. In October 1997, the Company announced the closing of the TAGS outlet stores (the “TAGS Stores”), that were operated by TAGS Stores, LLC (“TAGS”). The operating results of this entity are presented as discontinued operations.

      Certain Components of Net Income. Revenues include sales from retail operations and net revenues from leased departments. Cost of goods sold include cost of merchandise, buying and occupancy expense. Selling, general and administrative expense includes payroll, advertising, credit and depreciation expense.

The Logistics Restructuring

      During fiscal year 2001, the Company constructed a new 371,000 square foot central distribution center in Blythewood, SC as part of the restructuring of the Company’s merchandise distribution and logistics network (the “Logistics Restructuring”). During fiscal year 2002, the Company completed the consolidation of its distribution centers located in Charlotte, NC, Morrisville, NC, Greensboro, NC, Mauldin, SC, Summerville, SC and Fayetteville, NC, together with store merchandise receiving and processing functions in 91 stores not previously serviced by a distribution center, into the new Blythewood center. The consolidation resulted in significant cost savings, logistical efficiencies and accelerated delivery of merchandise from the vendor to the sales floor.

The Merchandising Restructuring

      During fiscal year 2003, the Company recorded a restructuring charge of $7.1 million in connection with the consolidation of its divisional merchandising and marketing functions into a single organization located at the Company’s corporate offices in Charlotte, NC (the “Merchandising Restructuring”). The consolidation also included implementation of a central planning and allocation function to oversee the distribution and allocation of merchandise to the stores. The charge consisted of $5.1 million of employee severance costs, $1.5 million of post-closing real estate lease obligation costs, and $0.5 million for the reduction to fair value of excess assets. Approximately 260 merchandising, marketing and administrative personnel accepted severance effective August 3, 2002 as a result of the restructuring. The Company relocated its division offices from their previous locations into smaller facilities, and the Company expects to sell or sublet the previous division office locations. The Company sold excess property and equipment from the division offices with a net book value of approximately $1.4 million. The consolidation was substantially completed in the third quarter of fiscal year 2003.

      The Company anticipates that the consolidation will permit the Company to achieve more unified and consistent execution of its merchandising, marketing and advertising strategies and more focused merchandise assortments at the store level. The Company also anticipates that the consolidation will result in annual cost savings of approximately $10 million, primarily due to reduced personnel costs.

Asset Impairment and Store Closing Costs

      During fiscal year 2003, the Company recognized $0.5 million of exit costs associated with the announcement to close one store during fiscal year 2003 and one store during fiscal year 2004. The exit costs consist primarily of post-closing real estate lease obligations and severance costs. The long-term assets in the stores are primarily leasehold improvements and fixtures that will be abandoned, discarded or sold upon closing the stores. The Company does not anticipate incurring significant additional exit costs associated with the store closings.

      During fiscal year 2002, the Company recorded a pre-tax charge of $13.5 million for asset impairment and store closing costs. The charge included (i) an $8.6 million reduction to fair value of the historical cost of assets associated with the Company’s e-commerce initiative as a result of reduced revenues and earnings projections for Belk.com and (ii) $1.6 million of exit costs and a $3.3 million write-down of long-term assets for four stores closed during fiscal years 2002 and 2003. The exit costs primarily consisted of post-closing real estate lease obligations. The long-term assets in the stores were primarily leasehold improvements and fixtures that were abandoned, discarded or sold when the stores were closed.

Critical Accounting Policies

      Management’s Discussion and Analysis discusses the results of operations and financial condition as reflected in the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As discussed in Note 1 to the Company’s consolidated financial statements, the preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation, vendor allowances, the allowance for doubtful accounts, useful lives of depreciable assets, recoverability of long-lived assets, including intangible assets, restructuring and store closing reserves and the calculation of pension and postretirement obligations and self-insurance reserves. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See Note 1 to the Company’s consolidated financial statements for a discussion of the Company’s significant accounting policies.

      While the Company believes that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, the Company cannot guarantee that its estimates and assumptions will be accurate, which could require the Company to make adjustments to these estimates in future periods.

      The following critical accounting policies are used in the preparation of the consolidated financial statements:

      Inventory Valuation. Inventories are valued using the lower of cost or market value, determined by the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the retail inventory method will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate costs. In addition, failure to take markdowns currently can result in an overstatement of cost under the lower of cost or market principle.

      Vendor Allowances. The Company receives allowances from its vendors through a variety of programs and arrangements, including markdown reimbursement programs. These vendor allowances are generally intended to offset the Company’s costs of selling the vendors’ products in its stores. Allowances are recorded as a reduction to cost of goods sold in the period the Company completes its obligations under the vendor agreements.

      Allowance for Doubtful Accounts. The Company provides an allowance for doubtful accounts that is determined based on a number of factors, including delinquency rates, bankruptcy filings, historical charge-off patterns and management judgment.

      Useful Lives of Depreciable Assets. The Company makes judgments in determining the estimated useful lives of its depreciable long-lived assets which are included in the consolidated financial statements. The estimate of useful lives is determined by the Company’s historical experience with the type of asset purchased.

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

      Restructuring and Store Closing Reserves. The Company reduces the carrying value of property and equipment to fair value for owned locations or recognizes a reserve for future obligations for leased facilities at the time a decision is made to close a store or other location. The reserve includes future minimum lease payments and common area maintenance and taxes. Additionally, the Company makes certain assumptions related to potential subleases and lease buyouts that reduce the recorded amount of the accrual. These assumptions are based on our knowledge of the market and other relevant experience including information provided by third party real estate brokers. However, significant changes in the real estate market and the inability to enter into the subleases or obtain buyouts within the estimated timeframe may result in increases or decreases to these reserves.

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

      Due to recent stock market declines, the Company’s pension plan assets have experienced losses in value in fiscal years 2003 and 2002 totaling approximately $46.6 million. The Company changed the investment earnings assumption from 9.4% to 8.5% to determine our fiscal year 2004 expense. The Company believes that this assumption is appropriate given the composition of our plan assets and historical market returns thereon. The discount rate used to determine the Company’s projected benefit obligation as of October 31, 2003 (plan measurement date) was 7.0% compared to 7.5% as of October 31, 2002. Due to these factors and assumptions, pension expense for fiscal year 2004 is expected to increase to approximately $10 million compared to $2.7 million in fiscal year 2003.

      Significant changes in actual results from the aforementioned assumptions may result in increases or decreases to pension and postretirement expenses in fiscal year 2005 and later years. Additionally, if the fair market value of the pension plan assets as of October 31, 2003 (plan measurement date) is less than the pension plan accumulated benefit obligation, the $99.4 million prepaid pension asset would be substantially eliminated with a corresponding charge of approximately $60 million, net of tax, to be recognized in other comprehensive income, a component of stockholders’ equity. An additional charge would also be required to recognize a minimum pension liability. Based on projected benefit payments, anticipated investment returns and other factors, the Company believes there is a reasonable possibility that this charge to equity will occur during the fourth quarter of fiscal year 2004. This non-cash charge is not expected to affect the Company’s liquidity.

      Self Insurance Reserves. The Company purchases third-party insurance for workers’ compensation, general liability and automobile claims that exceed a certain level. The Company is responsible for the payment of workers’ compensation, general liability and automobile claims under the insured limits. The Company records a liability for its obligation associated with incurred losses utilizing information from a third-party broker, who assists in the preparation of a reserve. The broker utilizes historical data and industry accepted loss analysis standards to estimate the loss development factors used to project the future development of incurred losses. The loss estimates are adjusted based upon actual reported and settled claims.

      Stock Based Compensation. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148 for the fiscal year ended February 1, 2003. The Company is not required to adopt a method under SFAS No. 148 to expense stock awards but rather continues to apply the recognition and measurement provisions of APB Opinion No. 25.

      As of February 1, 2003, the Company had two stock based compensation programs that are described in Note 15.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s consolidated statements of income and other pertinent financial and operating data.

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	February 1,	February 2,	February 3,
	2003	2002	2001

SELECTED FINANCIAL DATA:
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	67.3	68.5	69.0
Selling, general and administrative expenses	24.8	24.7	24.8
Asset impairment and store closing costs	—	0.6	—
Restructuring charge	0.4	0.1	0.4
Operating income	7.5	6.1	5.8
Interest expense, net	1.6	1.8	1.8
Income taxes	2.2	1.7	1.5
Income from continuing operations	3.7	2.9	2.5
Net income	3.7	2.8	2.5
SELECTED OPERATING DATA:
Gross square footage (in thousands)	17,374	16,610	16,627
Store revenues per gross sq. ft.	$129	$135	$137
Comparable store net revenue increase (decrease)(1)	(3.2)%	(2.1)%	4.4%
Number of stores
Opened	9	4	8
Closed	(2)	(4)	(7)
Total — end of period	214	207	207

(1)	On a 52 versus 52 week basis, comparable store net revenues decreased 0.7% in fiscal year 2002 and increased 3.2% in fiscal year 2001.

Comparison of Fiscal Years Ended February 1, 2003 and February 2, 2002

      Revenues. In fiscal year 2003 the Company’s revenues increased 0.2%, or $5.5 million, to $2.242 billion from $2.236 billion. The increase resulted primarily from additional revenues of $73.7 generated from new, expanded and remodeled stores offset by a 3.2% decrease in net revenues from comparable stores due to an overall downward trend in department store sales experienced during the third and fourth quarters of fiscal year 2003.

      Cost of Goods Sold. As a percentage of revenues, cost of goods sold decreased to 67.3% in fiscal year 2003 as compared to 68.5% in fiscal year 2002. The decrease is primarily attributable to improved margin on inventory purchases and improved operating efficiencies related to the consolidation of the Company’s distribution facility and merchandising function in fiscal years 2002 and 2003, respectively.

      Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $556.6 million in fiscal year 2003, compared to $552.6 million in fiscal year 2002, an increase of 0.7%. As a percentage of revenues, SG&A increased to 24.8% in fiscal year 2003 from 24.7% in fiscal year 2002. The increase in SG&A expenses as a percentage of revenues resulted primarily from incremental SG&A expenses of $8.5 million associated with the Merchandising Restructuring that do not qualify as restructuring expense. The majority of these expenses related to relocation costs for associates and accelerated amortization over the remaining useful life of abandoned leasehold improvements in the division offices. SG&A expenses were also negatively impacted by additional depreciation associated with the new stores and store expansions and an increase in overall employee benefit costs. The increases in SG&A expenses were partially offset by lower store payroll costs resulting from improved operating efficiencies and increased finance charge income and lower bad debt expense from the Company’s proprietary credit cards.

      During fiscal years 2003 and 2002, the Company’s bad debt expense, net of recoveries, associated with the issuance of credit on the Belk proprietary credit cards, was $15.6 million and $18.7 million, respectively. During fiscal years 2003 and 2002, finance charge income on the outstanding Belk proprietary credit card receivables was $60.9 million and $57.7 million, respectively. Accounts receivable management and collection services expenses for fiscal years 2003 and 2002 were $19.9 million and $22.0 million, respectively.

      Asset Impairment and Store Closing Costs. During fiscal year 2003 the Company recorded $0.5 million of exit costs related to the planned closing of one store in fiscal year 2003 and one store in fiscal year 2004. The exit costs consisted primarily of post-closing real estate lease obligations and severance costs.

      During fiscal year 2002, the Company recorded a pre-tax charge of $13.5 million for asset impairment and store closing costs. The charge included (i) an $8.6 million reduction to fair value of the historical cost of assets associated with the Company’s e-commerce initiative as a result of reduced revenues and earnings projections for Belk.com and (ii) $1.6 million of exit costs and a $3.3 million reduction to fair value of long-term assets for four stores closed during fiscal years 2002 and 2003.

      Restructuring Charges. During fiscal year 2003, the Company recorded a restructuring charge of $7.1 million in connection with the consolidation of its divisional merchandising and marketing functions into a single organization located at the Company’s corporate offices in Charlotte, NC The consolidation also included implementation of a central planning and allocation function to oversee the distribution and allocation of merchandise to the stores. The charge consisted of $5.1 million of employee severance costs, $1.5 million of post-closing real estate lease obligation costs, and $0.5 million for the reduction to fair value of excess assets.

      For fiscal years 2003 and 2002, the Company recorded a $0.8 million and $0.1 million charge, respectively, in connection with the Logistics Restructuring. The charges primarily related to additional estimated liability associated with post-closing real estate lease obligations.

      During fiscal year 2002, the Company recorded a $0.5 million charge in connection with the consolidation of its thirteen operating divisions into four expanded regional divisions in June 1999. The charges resulted from increases in estimated costs associated with post closing lease obligations.

      Discontinued Operations. During fiscal year 2002 the Company recognized after-tax losses on disposal of discontinued operations of $0.2 million as a result of increases in the estimated costs associated with the disposal of the TAGS leased property and did not incur any additional charges related to discontinued operations in fiscal year 2003.

      Cumulative effect of change in accounting principle. In connection with the implementation of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company recorded a $1.0 million charge to net income as of the beginning of fiscal year 2002 related to its interest rate swap contracts with option provisions. The adjustment represented the fair market value, net of tax benefit, of these contracts as of February 4, 2001.

Comparison of Fiscal Years Ended February 2, 2002 and February 3, 2001

      Revenues. The Company’s revenues in fiscal year 2002 decreased 1.2%, or $27.7 million, to $2.236 billion from $2.264 billion in fiscal year 2001. The decrease resulted primarily from a 2.1% decrease in revenue from comparable stores due to the 53rd week in fiscal year 2001 versus 52 weeks in fiscal year 2002, partially offset by $14.5 million of additional revenues from new, expanded and remodeled stores over the prior year revenues for those locations. On a 52 versus 52 week basis, fiscal year 2002 revenues from all stores increased .2% over fiscal year 2001.

      Cost of Goods Sold. As a percentage of revenues, cost of goods sold decreased to 68.5% in fiscal year 2002 as compared to 69.0% in fiscal year 2001. The decrease is primarily attributable to cost savings generated by the Logistics Restructuring, partially offset by additional markdowns resulting from economic and competitive conditions.

      Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $552.6 million in fiscal year 2002, compared to $560.5 million in fiscal year 2001, a decrease of 1.4%. As a percentage of revenues, SG&A decreased to 24.7% in fiscal year 2002 from 24.8% in fiscal year 2001. The decrease in SG&A expenses as a percentage of revenues resulted primarily from expense management initiatives instituted by the Company and increased finance charge income associated with the Company’s proprietary credit cards, partially offset by increases in depreciation expense related to new stores and store expansions, increased bad debt expense associated with the Company’s proprietary credit cards and additional costs associated with the initial operating phase of the Company’s e-commerce initiative.

      During fiscal years 2002 and 2001, the Company’s bad debt expense, net of recoveries, associated with the issuance of credit on the Belk proprietary credit cards, was $18.7 million and $13.7 million, respectively. During fiscal years 2002 and 2001, finance charge income on the outstanding Belk proprietary credit card receivables was $57.7 million and $56.9 million, respectively. Accounts receivable management and collection services expenses for fiscal years 2002 and 2001 were $22.0 million and $22.1 million, respectively.

      Asset Impairment and Store Closing Costs. During fiscal year 2002, the Company recorded a pre-tax charge of $13.5 million for asset impairment and store closing costs. The charge included (i) an $8.6 million reduction to fair value of the historical cost of assets associated with the Company’s e-commerce initiative as a result of reduced revenues and earnings projections for Belk.com and (ii) $1.6 million of exit costs and a $3.3 million reduction to fair value of long-term assets for four stores closed during fiscal years 2002 and 2003.

      Restructuring Charge. For fiscal years 2002 and 2001, the Company recorded a $.1 million and $8.3 million charge, respectively, in connection with the Logistics Restructuring. The charges consisted of $2.6 million of employee severance costs and $5.8 million related to the disposal of excess assets and post-closing real estate lease obligations.

      During fiscal years 2002 and 2001, the Company recorded a $.5 million and $.6 million charge, respectively, in connection with the consolidation of its thirteen operating divisions into four expanded regional divisions in June 1999. The charges resulted from increases in estimated costs associated with post-closing real estate lease obligations.

      Discontinued Operations. During fiscal years 2002 and 2001, the Company recognized after-tax losses on disposal of discontinued operations of $.2 and $.3 million, respectively, as a result of increases in the estimated costs associated with the disposal of the TAGS leased property.

      Cumulative effect of change in accounting principle. In connection with the implementation of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company recorded a $1.0 million charge to net income as of the beginning of fiscal year 2002 related to its interest rate swap contracts with option provisions. The adjustment represented the fair market value, net of tax benefit, of these contracts as of February 4, 2001.

Seasonality and Quarterly Fluctuations

      The Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenues, operating income and net income. The highest revenue period for the Company is the fourth quarter, which includes the Christmas selling season. A disproportionate amount of the Company’s revenues and a substantial amount of the Company’s operating and net income are realized during the fourth quarter. If for any reason the Company’s revenues were below seasonal norms during the fourth quarter, the Company’s annual results of operations could be adversely affected. The Company’s inventory levels generally reach their highest levels in anticipation of increased revenues during these months.

      The following table illustrates the seasonality of revenues by quarter as a percentage of the full year for the fiscal years indicated.

	2003	2002	2001

First quarter	23.8%	22.9%	22.1%
Second quarter	22.1	21.8	21.9
Third quarter	22.1	22.6	22.2
Fourth quarter	32.0	32.7	33.8

      The Company’s quarterly results of operations could also fluctuate significantly as a result of a variety of factors, including the timing of new store openings.

Liquidity and Capital Resources

      The Company’s primary sources of liquidity are cash on hand, cash flow from operations and borrowings under debt facilities. In June 2002 the Company replaced its $175 million seasonal line of credit and $127 million standby letter of credit with a combined $200 million revolving credit and $127 million standby letter of credit facility. The company’s primary debt facilities consist of a $275 million variable rate note, a $125 million ten-year variable rate bond facility and the revolving credit and standby letter of credit facility. The debt facilities place certain restrictions on mergers, consolidations and the sale of the Company’s assets and require maintenance of minimum financial ratios. The variable rate note is collateralized by the Company’s customer accounts receivable and limits borrowings under the facility to approximately 74% of the Company’s customer accounts receivable. The variable rate note expires in April 2004 and has historically been renewed for annual periods. The revolving credit facility expires in July 2005. The standby letter of credit facility expires in July 2005.

      Because the interest rates on some of the Company’s debt agreements vary with LIBOR or commercial paper rates, the Company has entered into interest rate swap agreements with a financial institution to manage the exposure to changes in interest rates. The amount of indebtedness covered by the interest rate swaps is $300 million for fiscal years 2003 through 2008, $250 million for fiscal year 2009, and $75 million for fiscal years 2010 through 2012.

      Operating activities provided cash of $203.3 million during fiscal year 2003, as compared to $176.0 million in fiscal year 2002. The increase in cash provided by operating activities compared to the prior period was principally due to increases in net income and decreases in accounts receivable and merchandise inventory levels and increases in accrued expenses.

      Investing activities used cash of $67.1 million during fiscal year 2003, as compared to $113.4 million in fiscal year 2002. The decrease in cash used for investing activities was primarily due to decreases in purchases of property and equipment, partially offset by decreases in proceeds from the sale of property and equipment.

      Expenditures for property and equipment were $75.0 million during fiscal year 2003, compared to $132.2 million in fiscal year 2002. During fiscal year 2003, the Company’s capital expenditures included expenditures for opening nine new stores and making significant renovations to and/or expansions of two existing stores. While it is difficult to predict capital expenditures for the Company, capital expenditures over the next three fiscal years are expected to average approximately $130 million per year.

      Net cash used by financing activities amounted to $67.3 million and $67.7 million during fiscal years 2003 and 2002, respectively, as a result of reductions in outstanding debt funded by operating cash flows.

      Management of the Company believes that cash flows from operations and its credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service agreements for the next 12 months.

Related Party Transactions

      During fiscal year 2002, the Company loaned a total of $7.5 million to three executives who are also stockholders and directors. The loans are scheduled to be repaid to the Company in equal annual installments of $1.5 million plus interest in cash or stock over a five-year period beginning January 3, 2003. The loans bear interest at LIBOR plus 150 basis points. The Company received the first payment, including principal and interest, from the three executives on January 3, 2003.

      In October 2001, the Company sold approximately 353 acres of undeveloped land located in Lancaster, South Carolina for a total purchase price of $1.1 million to the Company’s Chairman of the Board and Chief Executive Officer. The purchase price was determined on the basis of independent third party appraisals.

Contractual Obligations and Commercial Commitments

      To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

	Payments Due by Period

		Within 1
	Total	Year	2 - 3 Years	4 - 5 Years	After 5 Years

	(in thousands)
Contractual Obligations:
Long-Term Debt	$328,578	$4,537	$185,162	$13,879	$125,000
Capital Lease Obligations	59,078	7,635	9,134	9,234	33,075
Operating Leases	210,606	30,885	53,391	39,686	86,644

Total Contractual Cash Obligations	$598,262	$43,057	$247,687	$62,799	$244,719

	Amount of Commitment Expiration per Period

	Total
	Amounts	Within 1
	Committed	Year	2 - 3 Years	4 - 5 Years	After 5 Years

	(in thousands)
Other Commercial Commitments:
Standby Letters of Credit*	$126,849	$—	$126,849	$—	$—
Import Letters of Credit	11,600	11,600	—	—	—

Total Commercial Commitments	$138,449	$11,600	$126,849	$—	$—

*	Standby letters of credit includes a $125 million facility that supports the ten-year bonds due July 2008.

Implementation of New Accounting Standards

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement No. 142). Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. Statement No. 142 became effective at the beginning of the Company’s fiscal year 2003. The adoption of Statement No. 142 did not have a material impact on the Company’s consolidated financial position or results of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement No. 144). Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement No. 144 became effective at the beginning of the Company’s fiscal year 2003. The adoption of Statement No. 144 did not have a material impact on the Company’s consolidated financial position or results of operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (Statement No. 146). Statement No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This statement was effective for the Company on January 1, 2003 and could change the timing of when the costs of future exit or disposal activities are recognized.

Recent Accounting Pronouncements

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (Statement No. 145). Statement No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of Statement No. 145 to have a material impact on the Company’s consolidated financial position or results of operations.

      In November 2002, the Emerging Issues Task Force released Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,” applicable to fiscal years beginning after December 15, 2002. The Company records vendor allowances as a reduction to cost of goods sold in the period it completes its obligations under the vendor agreements. As such, the Company believes its current policies comply with EITF 02-16 and does not expect the release to have an effect on its consolidated financial position or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No.46), “Consolidation of Variable interest entities, an interpretation of ARB 51.” The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the primary beneficiary). The transitional disclosure requirements of FIN No. 46 take effect immediately and are required in all financial statements initially issued after January 31, 2003, if certain conditions are met. The Company does not have any variable interest entities and therefore, FIN No. 46 will not impact its consolidated financial position or results of operations.

Impact of Inflation

      While it is difficult to determine the precise effects of inflation, management of the Company does not believe inflation had a material impact on the consolidated financial statements for the periods presented.

ITEM 7a.     Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to market risk from changes in interest rates on its variable rate debt. The Company uses interest rate swaps to manage the interest rate risk associated with its borrowings and to manage the Company’s allocation of fixed and variable rate debt. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments.

      The Company’s net exposure to interest rate risk consists of exposure for variable rate debt in excess of its interest rate swaps. At February 1, 2003, the Company had $300 million of variable rate debt and $300 million of offsetting, receive variable rate, pay fixed rate swaps. The impact on the Company’s results of operations of a one-point interest rate change on the outstanding balance of unhedged variable rate debt as of February 1, 2003 and February 2, 2002 would not be material.

      The Company also owns marketable equity securities that are subject to market risk. A discussion of the Company’s accounting policies for derivative financial instruments and equity securities are included in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements.

ITEM 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

      We have audited the accompanying consolidated balance sheets of Belk, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended February 1, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belk, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities during the year ended February 2, 2002.

KPMG LLP

Charlotte, North Carolina

March 13, 2003

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001

Revenues	$2,241,555	$2,236,054	$2,263,801
Cost of goods sold (including occupancy and buying expenses)	1,508,813	1,532,213	1,562,100
Selling, general and administrative expenses	556,622	552,554	560,509
Asset impairment and store closing costs	561	13,451	—
Restructuring charge	8,098	692	8,905

Operating income	167,461	137,144	132,288
Interest expense	(35,849)	(41,854)	(43,130)
Interest income	968	1,363	1,610
Gain (loss) on property, equipment and investments	(402)	3,472	(2,201)
Other income, net	1,639	1,836	2,329

Income from continuing operations before income taxes	133,817	101,961	90,896
Income taxes	49,800	37,320	33,270

Income from continuing operations	84,017	64,641	57,626
Discontinued operations:
Loss on disposal of discontinued operations, net of income tax benefit of $127 and $168 for fiscal years 2002 and 2001, respectively	—	(221)	(292)

Income before cumulative effect of change in accounting principle	84,017	64,420	57,334
Cumulative effect of change in accounting principle, net of income tax benefit of $610	—	(1,038)	—

Net income	$84,017	$63,382	$57,333

Basic and diluted income per share:
Income from continuing operations	$1.53	$1.18	$1.05

Discontinued operations	$—	$—	$(0.01)

Cumulative effect of change in accounting principle	$—	$(0.02)	$—

Net income	$1.53	$1.16	$1.04

Dividends per share	$0.275	$0.25	$0.25

Weighted average shares outstanding	54,742,994	54,741,241	54,761,335

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	February 1,	February 2,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$91,257	$22,413
Accounts receivable, net	334,469	343,247
Merchandise inventory	487,490	495,744
Prepaid income taxes	595	897
Prepaid expenses and other current assets	16,245	15,730

Total current assets	930,056	878,031
Investment securities	6,437	10,207
Property and equipment, net	672,807	689,255
Prepaid pension costs	99,360	102,046
Other assets	27,442	27,841

Total assets	$1,736,102	$1,707,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,640	$157,507
Accrued expenses	64,195	57,099
Accrued income taxes	25,082	34,765
Deferred income taxes	2,797	779
Line of credit	—	6,089
Current installments of long-term debt and capital lease obligations	9,894	11,278

Total current liabilities	259,608	267,517
Deferred income taxes	36,527	40,522
Long-term debt and capital lease obligations, excluding current installments	355,658	399,309
Interest rate swap liability	40,888	19,730
Deferred compensation and other noncurrent liabilities	89,137	82,060

Total liabilities	781,818	809,138

Stockholders’ equity:
Preferred stock	—	—
Common stock 54.6 and 54.7 million shares issued and outstanding at February 1, 2003 and February 2, 2002, respectively	546	547
Paid-in capital	554,917	554,985
Retained earnings	421,203	350,876
Accumulated other comprehensive loss	(22,382)	(8,166)

Total stockholders’ equity	954,284	898,242

Total liabilities and stockholders’ equity	$1,736,102	$1,707,380

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands)

				Accumulated
				Other
				Comprehensive
	Common	Paid-in	Retained	Income
	Stock	Capital	Earnings	(Loss)	Total

Balance at January 29, 2000	$549	$565,031	$257,714	$(1,200)	$822,094
Comprehensive income:
Net income	—	—	57,333	—	57,333
Unrealized gains on securities:
Unrealized gains arising during the period, net of income tax expense of $112	—	—	—	194	194
Reclassification adjustment for losses included in net income, net of income tax expense of $1,015	—	—	—	1,757	1,757

Total comprehensive income					59,284

Cash dividends	—	—	(13,683)	—	(13,683)
Common stock issued	—	423	—	—	423
Repurchase and retirement of stock	(2)	(3,046)	—	—	(3,048)

Balance at February 3, 2001	$547	$562,408	$301,364	$751	$865,070
Comprehensive income:
Net income	—	—	63,382	—	63,382
Reclassification adjustment for investment gains included in net income, net of $133 income tax benefit	—	—	—	(226)	(226)
Unrealized gain on investments, net of $118 income tax expense	—	—	—	203	203
Net unrealized loss on interest rate swaps, net of income tax benefit of $5,833	—	—	—	(8,894)	(8,894)

Total comprehensive income					54,465

Cash dividends	—	—	(13,870)	—	(13,870)
Stockholder notes receivable	—	(7,500)			(7,500)
Common stock issued	—	77	—	—	77

Balance at February 2, 2002	$547	$554,985	$350,876	$(8,166)	$898,242
Comprehensive income:
Net income	—	—	84,017	—	84,017
Reclassification adjustment for investment gains included in net income, net of $61 income tax benefit	—	—	—	(104)	(104)
Unrealized gain on investments, net of $250 income tax expense	—	—	—	436	436
Unrealized loss on interest rate swaps, net of income tax benefit of $8,544	—	—	—	(14,548)	(14,548)

Total comprehensive income					69,801

Cash dividends	—	—	(13,690)	—	(13,690)
Common stock issued and redeemed, net	(1)	(68)	—	—	(69)

Balance at February 1, 2003	$546	$554,917	$421,203	$(22,382)	$954,284

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001

Cash flows from operating activities:
Net income	$84,017	$63,382	$57,333
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and store closing costs	561	13,451	—
Cumulative effect of change in accounting principle, net of tax	—	1,038	—
Deferred income taxes	5,959	779	84
Depreciation and amortization	89,312	83,625	74,102
Restructuring charge	8,098	692	8,905
Loss on disposal of discontinued operations, net	—	221	292
(Gain) loss on sale of property and equipment	1,862	1,286	(571)
(Gain) loss on sale of investments	(1,460)	(4,758)	2,772
(Increase) decrease in:
Accounts receivable, net	8,778	880	470
Merchandise inventory	8,254	46,518	(41,229)
Prepaid income taxes	1,307	10	5,065
Prepaid expenses and other assets	3,219	(4,321)	(3,381)
Increase (decrease) in:
Accounts payable and accrued expenses	(1,342)	(48,849)	3,316
Accrued income taxes	(10,687)	12,843	(2,373)
Deferred compensation and other liabilities	5,406	9,206	5,356

Net cash provided by operating activities	203,284	176,003	110,141

Cash flows from investing activities:
Purchases of investments	(135)	(82)	(6,450)
Proceeds from sales of investments	4,081	11,892	7,329
Purchases of property and equipment	(75,023)	(132,165)	(139,878)
Proceeds from sales of property and equipment	3,936	6,945	21,427

Net cash used by investing activities	(67,141)	(113,410)	(117,572)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	59,971	26,993	108,879
Principal payments on long-term debt and capital lease obligations	(107,491)	(69,694)	(82,070)
Net proceeds from (payments on) lines of credit	(6,089)	(3,626)	1,861
Dividends paid	(13,690)	(13,870)	(13,683)
Stockholder notes receivable	—	(7,500)	—
Repurchase of common stock	—	—	(3,048)

Net cash (used) provided by financing activities	(67,299)	(67,697)	11,939

Net increase (decrease) in cash and cash equivalents	68,844	(5,104)	4,508
Cash and cash equivalents at beginning of period	22,413	27,517	23,009

Cash and cash equivalents at end of period	$91,257	$22,413	$27,517

Supplemental disclosures of cash flow information:
Interest paid	$27,665	$35,614	$33,365
Income taxes paid, net	52,227	23,035	30,494
Supplemental schedule of noncash investing and financing activities:
Increase in property and equipment through assumption of capital leases	2,487	—	20,413
Increase in investments through receipt of stock dividends	—	636	417

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(1) Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

      Belk, Inc. and its subsidiaries (the “Company”) operate retail department stores in the southeastern United States. The Company has one operating segment that comprises its department stores and an outlet store subsidiary that is presented as a discontinued operation. All significant intercompany transactions and balances have been eliminated in consolidation.

      During the second quarter of fiscal year 2003, the Company implemented a new accounting policy related to its reward program where customers earn coupons (reward certificates) based on certain volumes of cumulative purchases using the Company’s proprietary credit card. The new policy was implemented due to the increasing level of activity and expected future growth of the program. Effective August 3, 2002, the company established a reserve of $1.1 million representing the estimated liability for reward certificates issued and outstanding. The adoption of the new policy resulted in a decrease to revenues of $2.5 million for the fiscal year ended February 1, 2003. The impact of this program on the consolidated financial statements for prior periods was immaterial.

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

Fiscal Year

      The Company’s fiscal year ends on the Saturday closest to each January 31.

Fiscal Year	Ended	Weeks

2003	February 1, 2003	52
2002	February 2, 2002	52
2001	February 3, 2001	53

Revenues

      Revenues include sales from retail operations, net of estimated returns, and the net revenue received from leased departments of $7,568, $6,615 and $7,024 for fiscal years 2003, 2002 and 2001, respectively. The reserve for returns is calculated as a percentage of sales based on historical return percentages.

Cost of Goods Sold

      Cost of goods sold includes occupancy and buying expenses. Occupancy expenses include rent, utilities and real estate taxes. Buying expenses include payroll and travel expenses associated with the buying function.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

Finance Charges

      Selling, general and administrative expenses in the consolidated statements of income are reduced by finance charge and late fee revenue arising from customer accounts receivable. Finance charge and late fee revenues were $60,910, $57,678 and $56,949 in fiscal years 2003, 2002 and 2001, respectively.

Pre-Opening Costs

      Store pre-opening costs are expensed as incurred.

Advertising

      Advertising costs, net of co-op recoveries from suppliers, are expensed as incurred and amounted to $62,456, $62,651 and $65,596 in fiscal years 2003, 2002 and 2001, respectively.

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

      For fiscal year 2002, the carrying value of long-lived assets was reduced by $11,878, for impairment charges incurred as a result of this analysis. No impairment charges were incurred for fiscal years 2003 and 2001.

Cash Equivalents

      Cash equivalents include liquid investments with an original maturity of 90 days or less.

Merchandise Inventory

      Merchandise inventory is stated at the lower of average cost or market as determined by the retail inventory method.

Investments

      The Company accounts for investments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale are valued at fair value, while securities that the Company has the ability and positive intent to hold to maturity are valued at amortized cost. The Company includes unrealized holding gains and losses for available-for-sale securities in other comprehensive income. Realized gains and losses are recognized on a specific identification basis and are included in income. Declines in value that are considered to be other than temporary are reported in gain (loss) on property, equipment and investments.

Property and Equipment, Net

      Property and equipment owned by the Company is stated at cost less accumulated depreciation. Property and equipment leased by the Company under capital leases is stated at an amount equal to the present value of the minimum lease payments less accumulated amortization. Depreciation and amortization are provided

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

utilizing straight-line and various accelerated methods over the shorter of estimated asset lives or related lease terms.

Stock Based Compensation

      The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations (see Note 15) in measuring compensation cost under its Incentive Stock Plan. Accordingly, compensation expense is recorded over the performance period based on the estimated fair market value of the stock.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148 for the fiscal year ended February 1, 2003. The Company is not required to adopt a method under SFAS No. 148 to expense stock awards but rather continues to apply the recognition and measurement provisions of APB Opinion No. 25.

      As of February 1, 2003, the Company had two stock based compensation programs that are described in Note 15.

      The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation.”

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	February 1,	February 2,	February 3,
	2003	2002	2001

Net income — as reported	$84,017	$63,382	$57,333
Impact of total stock-based compensation income (expense) determined under the fair value method for all awards, net of related taxes	78	(31)	—

Pro forma net income	$84,095	$63,351	$57,333

Basic and Diluted Net Income per Share:
As reported	$1.53	$1.16	$1.05
Pro forma	$1.53	$1.16	$1.05

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

Intangible Assets, Net

      Leasehold intangibles, which represent the excess of fair value over the carrying value of leaseholds, are amortized on a straight-line basis over the remaining terms of the lease agreements and are included in property and equipment, net. The carrying value of intangible assets is periodically reviewed by the Company’s management to assess the recoverability of the assets.

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

      In fiscal year 2002, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedge Activities.” SFAS No. 133 sets forth accounting and reporting standards for derivative instruments and hedging activities, requiring the recognition of all derivative instruments (including certain derivatives embedded in other contracts) as either assets or liabilities in the balance sheet measured at fair value. SFAS No. 133 establishes criteria for a derivative to qualify as a hedge for accounting purposes.

      The adoption of SFAS No. 133 resulted in a $1.0 million reduction to earnings, net of a $0.6 million tax benefit, recorded as a cumulative effect of change in accounting principle; a charge to accumulated other comprehensive income (loss) of $8.9 million net of a $5.8 million tax benefit and an increase to interest rate swap liability of $17.1 million. The change to accumulated other comprehensive income is amortized into interest expense on a straight line basis through maturity. The Company anticipates amortizing approximately $0.4 million of accumulated other comprehensive loss, net of $0.2 million income tax benefit, during the next twelve months.

      The Company holds $300 million of interest rate swaps, which are used as a cost-effective means to manage the interest rate and cash flow risks associated with its borrowings. These swaps hedge the Company’s $125 million bond facility and a series of forecasted borrowings through maturity in 2008. As of February 1, 2003 and February 2, 2002, the Company had swaps with a negative fair value of $40.9 million and $19.7 million, respectively, designated as a cash flow hedge of forecasted cash flows associated with the Company’s borrowings. For fiscal year 2003 $1.3 million of the Company’s $40.9 million swap liability related to contracts with option provisions that are excluded from hedge accounting treatment under SFAS No. 133. For fiscal year 2002 $3.7 million of the Company’s $19.7 million swap liability, related to contracts with option provisions that are excluded from hedge accounting treatment under SFAS No. 133. Any hedge ineffectiveness is recorded as a component of interest expense. During fiscal years 2003 and 2002 there was no hedge ineffectiveness recorded by the Company. The change in the swap liability for contracts with option provisions is recorded in interest expense on the consolidated statement of income. The Company recorded $2.4 million of interest income and $0.5 million of interest expense related to the change in swap liability for contracts with option provisions for the twelve months ended February 1, 2003 and February 2, 2002, respectively.

Implementation of New Accounting Standards

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement No. 142). Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. Statement No. 142 became effective at the beginning of the Company’s fiscal year 2003. The adoption of Statement

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

No. 142 did not have a material impact on the Company’s consolidated financial position or results of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement No. 144). Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement No. 144 became effective at the beginning of the Company’s fiscal year 2003. The adoption of Statement No. 144 did not have a material impact on the Company’s consolidated financial position or results of operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (Statement No. 146). Statement No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This statement was effective for the Company on January 1, 2003 and could change the timing of when the costs of future exit or disposal activities are recognized.

Recent Accounting Pronouncements

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (Statement No. 145). Statement No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of Statement No. 145 to have a material impact on the Company’s consolidated financial position or results of operations.

      In November 2002, the Emerging Issues Task Force released Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”, applicable to fiscal years beginning after December 15, 2002. The Company records vendor allowances as a reduction to cost of goods sold in the period it completes its obligations under the vendor agreements. As such, the Company believes its current policies comply with EITF 02-16 and does not expect the release to have an effect on its consolidated financial position or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable interest entities, an interpretation of ARB 51.” The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the primary beneficiary). The transitional disclosure requirements of FIN No. 46 take effect immediately and are required in all financial statements initially issued after January 31, 2003, if certain conditions are met. The Company does not have any variable interest entities and therefore, FIN No. 46 will not impact its consolidated financial position or results of operations.

(2) Asset Impairment and Store Closing Costs

      During fiscal year 2003, the Company recognized $0.5 million of exit costs associated with the announcement to close one store during fiscal year 2003 and one store during fiscal year 2004. The exit costs consist primarily of post-closing real estate obligations and severance costs. The long-term assets in the stores are primarily leasehold improvements and fixtures that will be abandoned, discarded or sold upon closing the stores.

      During fiscal year 2002, the Company recorded a pre-tax charge of $13.5 million for asset impairment and store closing costs. The charge included (i) an $8.6 million reduction to fair value of the historical cost of assets associated with the Company’s e-commerce initiative as a result of reduced revenues and earnings

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

projections for Belk.com and (ii) $1.6 million of exit costs and a $3.3 million reduction to fair value of long-term assets for four stores closed during fiscal years 2002 and 2003. The exit costs primarily consisted of post-closing real estate lease obligations. The long-term assets in the stores are primarily leasehold improvements and fixtures that were abandoned, discarded or sold when the stores were closed.

      As of February 1, 2003 the remaining reserve balance for post-closing real estate lease obligations was $1.4 million. The Company does not anticipate incurring significant additional exit costs in connection with the store closings.

(3) Restructuring Charge

The Merchandising Restructuring

      During fiscal year 2003, the Company recorded a restructuring charge of $7.1 million in connection with the consolidation of its divisional merchandising and marketing functions into a single organization located at the Company’s corporate offices in Charlotte, NC (the “Merchandising Restructuring”). The consolidation also included implementation of a central planning and allocation function to oversee the distribution and allocation of merchandise to the stores. The charge consisted of $5.1 million of employee severance costs, $1.5 million of post-closing real estate lease obligation costs, and $0.5 million for the reduction to fair value of excess assets. Approximately 260 merchandising, marketing and administrative personnel accepted severance effective August 3, 2002 as a result of the restructuring. The Company relocated its division offices from their previous locations into smaller facilities, and the Company expects to sell or sublet the previous division office locations. The Company sold excess property and equipment from the division offices with a net book value of approximately $1.4 million. The consolidation was substantially completed in the third quarter of fiscal year 2003.

The Logistics Restructuring

      During fiscal year 2001, the Company constructed a new 371,000 square foot central distribution center in Blythewood, SC as part of the restructuring of the Company’s merchandise distribution and logistics network (the “Logistics Restructuring”). During fiscal year 2002, the Company completed the consolidation of its distribution centers located in Charlotte, NC, Morrisville, NC, Greensboro, NC, Mauldin, SC, Summerville, SC and Fayetteville, NC, together with store merchandise receiving and processing functions in 91 stores not previously serviced by a distribution center, into the new Blythewood center. The consolidation resulted in significant cost savings, logistical efficiencies and accelerated delivery of merchandise from the vendor to the sales floor.

      During fiscal year 2003, the Company increased the estimated post-closing real estate lease obligations associated with the consolidation of its distribution centers by $0.8 million.

The Division Restructuring

      During fiscal year 2000, the Company recorded a charge of $7.6 million in connection with the consolidation of its thirteen operating divisions into four expanded regional divisions (the “Division Restructuring”). Additional charges of $0.5 million and $0.6 million were recorded during fiscal years 2002 and 2001, respectively, as a result of increases in the estimated costs associated with post closing real estate lease obligations.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

      The restructuring charges and their utilization are as follows:

		Real Estate	Disposal of
	Employee	Lease	Excess Property	Total
	Severance	Obligation	and Equipment	Restructuring

Merchandising Restructuring:
Balance at February 2, 2002	$—	$—	$—	$—
Charges and Adjustments	5,122	1,466	486	7,074
Utilized	4,823	1,275	486	6,584

Balance at February 1, 2003	$299	$191	$—	$490

Logistics Restructuring:
Balance at January 29, 2000	$—	$—	$—	$—
Charges and Adjustments	2,533	3,374	2,352	8,259
Utilized	70	—	2,071	2,141

Balance at February 3, 2001	2,463	3,374	281	6,118
Charges and Adjustments	30	(145)	263	148
Utilized	2,493	1,383	529	4,405

Balance at February 2, 2002	—	1,846	15	1,861
Charges and Adjustments	—	1,024	—	1,024
Utilized	—	1,242	7	1,249

Balance at February 1, 2003	$—	$1,628	$8	$1,636

Total Restructuring balance at February 1, 2003	$299	$1,819	$8	$2,126

(4) Discontinued Operations

      In September 1997, the managers and the advisory board of TAGS Stores, LLC (“TAGS”), the Company’s discount outlet store subsidiary, adopted a formal plan to liquidate its operations during the 1997 Christmas retailing season. Accordingly, the results of operations of TAGS are presented as discontinued operations. During the years ended February 2, 2002 and February 3, 2001, additional losses of $.2 million, net of income tax benefit of $.1 million and $.3 million, net of income tax benefit of $.2 million, respectively were recorded as a result of increases in the estimated costs associated with post-closing real estate lease obligations. No additional losses were recognized during fiscal year 2003.

(5) Accumulated Other Comprehensive Loss

      The following table sets forth the components of accumulated other comprehensive loss:

	February 1,	February 2,
	2003	2002

Unrealized loss on interest rate swaps, net of $8,544 and $5,833 income tax benefit for the years ended February 1, 2003 and February 2, 2002 respectively	$(23,442)	$(8,894)
Unrealized gains on investments, net of $608 and $420 income tax expense for the years ended February 1, 2003, and February 2, 2002, respectively	1,060	728

Accumulated other comprehensive loss	$(22,382)	$(8,166)

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

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

      Accounts receivable, net consists of:

	February 1,	February 2,
	2003	2002

Customer receivables	$326,419	$333,891
Other receivables	19,779	21,674
Less allowance for doubtful accounts	(11,729)	(12,318)

Accounts receivable, net	$334,469	$343,247

      Changes in the allowance for doubtful accounts are as follows:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	February 1,	February 2,	February 3,
	2003	2002	2001

Balance, beginning of year	$12,318	$10,812	$9,377
Charged to expense	15,554	18,680	13,669
Net uncollectible balances written off	(16,143)	(17,174)	(12,234)

Balance, end of year	$11,729	$12,318	$10,812

(7) Investment Securities

      Held-to-maturity securities consist of federal, state and local debt securities. Details of investments in held-to-maturity securities are as follows:

	February 1,	February 2,
	2003	2002

Amortized cost	$387	$3,433
Gross unrealized gains	13	198

Fair value	$400	$3,631

      At February 1, 2003, scheduled maturities of held-to-maturity securities are as follows:

		Amortized
	Fair Value	Cost

One to five years	$101	$102
Six to ten years	26	26
After ten years	273	259

	$400	$387

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

      Available-for-sale securities consist primarily of equity investments. Details of investments in available-for-sale securities are as follows:

	February 1,	February 2,
	2003	2002

Cost	$6,559	$5,607
Gross unrealized gains	1,655	1,177
Gross unrealized losses	—	(10)

Fair value of securities	$8,214	$6,774

      Approximately $2.2 million and $0 of available-for-sale securities were classified as prepaid expenses and other current assets on the Company’s consolidated balance sheet as of February 1, 2003 and February 2, 2002, respectively.

      Details of realized gains and losses are as follows:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	February 1,	February 2,	February 3,
	2003	2002	2001

Gain on sale of real estate partnership	$—	$4,467	$—
Gross realized gains on sales of securities	1,713	1,133	726
Gross realized losses on sales of securities	(175)	(254)	(383)
Losses on other than temporary declines in market values	(78)	(588)	(3,115)

Net realized gain (loss)	$1,460	$4,758	$(2,772)

(8) Property and Equipment, net

      Details of property and equipment, net are as follows:

	Estimated	February 1,	February 2,
	lives	2003	2002

Land	n/a	$28,160	$28,466
Buildings	30-40	644,711	575,184
Furniture, fixtures and equipment	3-7	577,363	570,007
Property under capital leases	5-19	71,104	68,617
Construction in progress	n/a	8,556	84,500

		1,329,894	1,326,774
Less accumulated depreciation and amortization		(657,087)	(637,519)

Property and equipment, net		$672,807	$689,255

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

(9) Accrued Expenses

      Accrued expenses are comprised of the following:

	February 1,	February 2,
	2003	2002

Salaries, wages and employee benefits	$16,470	$22,170
Interest	3,145	2,858
Rent	3,739	4,087
Taxes, other than income	4,758	4,937
Reserve for restructuring	2,151	2,043
Self insurance reserves	7,690	3,089
Other	26,242	17,915

Accrued Expenses	$64,195	$57,099

(10) Borrowings

      Long-term debt, principally due to banks, and capital lease obligations consist of the following:

	February 1,	February 2,
	2003	2002

Bond facility	$125,000	$125,000
Note payable	175,055	211,418
Sale/leaseback financing	28,122	31,945
Capital lease agreements through August 2020	36,974	41,756
Unsecured notes payable	401	468

	365,552	410,587
Less current installments	(9,894)	(11,278)

Long-term debt and capital lease obligations, excluding current installments	$355,658	$399,309

      The annual maturities of long-term debt and capital lease obligations over the next five years as of February 1, 2003 are $9,894, $182,458, $7,540, $15,799 and $2,082, respectively.

      The bond facility matures in July 2008 and bears interest at a variable rate based on the market for the bonds that has historically approximated one-month LIBOR plus 50 basis points. The note payable bears interest at a rate that approximates one month LIBOR plus 40 basis points, is collateralized by the Company’s customer accounts receivable and limits borrowings to the lesser of $275 million or approximately 74% of the Company’s customer accounts receivable. The note payable expires in April 2004 and, accordingly, the balance as of February 1, 2003 has been included in annual maturities of long-term debt for fiscal year 2005. However, the note may be renewed by mutual consent of the parties and it is the Company’s intent to utilize the note payable as long-term financing. At February 1, 2003, one month LIBOR was 1.34%.

      On April 30, 1999, the Company sold certain leasehold improvements for $42 million and is leasing them back over the next nine years. The Company has the option to repurchase the leasehold improvements at the end of the lease. In accordance with SFAS No. 98, “Accounting for Leases,” and SFAS No. 66, “Accounting for Sales of Real Estate,” the Company is accounting for the sale-leaseback as financing. The effective interest rate on the facility is 7.27%.

      The Company’s loan agreements place restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens and investments. They also contain leverage ratio,

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

tangible net worth and fixed charge coverage ratio requirements. The bond facility requires the Company to maintain a $125 million supporting letter of credit. The Company is in compliance with all debt covenants.

      The Company has entered into interest rate swap agreements with various financial institutions to manage the exposure to changes in interest rates on its variable rate indebtedness. The amount of indebtedness covered by the interest rate swaps is $300 million for fiscal years 2003 through 2008, $250 million for fiscal year 2009 and $75 million for fiscal years 2010 through 2012 (see note 1).

      In June 2002 the Company replaced its $175 million seasonal line of credit and $127 million standby letter of credit with a combined $200 million revolving credit and $127 million standby letter of credit facility. The revolving credit facility is at a variable interest rate based on LIBOR plus 87.5 basis points. The agreement expires in July 2005. The amounts outstanding under revolving credit agreements at February 1, 2003 and February 2, 2002 were $0 and $6,089, respectively. The average interest rates on short-term borrowings during the years ended February 1, 2003 and February 2, 2002 were 2.6% and 4.3%, respectively.

(11) Leases

      The Company leases certain of its stores, warehouse facilities and equipment. The majority of these leases will expire over the next 15 years. The leases usually contain renewal options and provide for payment by the lessee of real estate taxes and other expenses and, in certain instances, contingent rentals determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities. Assets under capital lease and accumulated amortization were $71,104 and $38,331, respectively, at February 1, 2003 and are included in property and equipment, net.

      Future minimum lease payments under noncancelable leases, net of future minimum sublease rental income under noncancelable subleases, as of February 1, 2003 were as follows:

Fiscal Year	Capital	Operating

2004	$7,635	$30,885
2005	4,603	28,519
2006	4,531	24,872
2007	4,603	21,327
2008	4,631	18,359
After 2008	33,075	86,644

Total	59,078	210,606
Less sublease rental income	—	(2,106)

Net rentals	59,078	$208,500

Less imputed interest	(22,104)

Present value of minimum lease payments	36,974
Less current portion	(5,358)

	$31,616

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

      Net rental expense for all operating leases consists of the following:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	February 1,	February 2,	February 3,
	2003	2002	2001

Buildings:
Minimum rentals	$29,737	$29,622	$30,896
Contingent rentals	3,368	4,306	4,742
Sublease rental income	(876)	(900)	(930)
Equipment	2,359	3,860	5,051

Total net rental expense	$34,588	$36,888	$39,759

(12) Income Taxes

      Federal and state income tax expense from continuing operations was as follows:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	February 1,	February 2,	February 3,
	2003	2002	2001

Current:
Federal	$38,181	$27,484	$29,523
State	5,252	3,853	3,663

	43,433	31,337	33,186

Deferred:
Federal	5,597	5,247	80
State	770	736	4

	6,367	5,983	84

Income taxes	$49,800	$37,320	$33,270

      A reconciliation between income taxes from continuing operations and income tax expense computed using the federal statutory income tax rate of 35% is as follows:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	February 1,	February 2,	February 3,
	2003	2002	2001

Income tax at the statutory federal rate	$46,836	$35,686	$31,813
State income taxes, net of federal income tax benefit	3,914	2,982	2,384
Other	(950)	(1,348)	(927)

Income taxes	$49,800	$37,320	$33,270

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

      Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consist of:

	February 1,	February 2,
	2003	2002

Deferred tax assets:
Benefit plan costs	$27,180	$26,042
Reserve for restructuring	1,315	1,343
Inventory capitalization	5,633	5,574
Allowance for doubtful accounts	4,342	4,466
Tax carryovers	2,891	2,644
Accrued vacation	441	2,339
Advanced payments received	1,526	7,231
Interest rate swaps	15,374	7,330
Other	9,516	6,779

Gross deferred tax assets	68,218	63,748
Less valuation allowance	(820)	(833)

Net deferred tax assets	67,398	62,915

Deferred tax liabilities:
Prepaid pension costs	37,359	37,928
Property and equipment	47,986	44,661
Inventory	18,294	15,999
Investment securities	2,274	2,370
Other	809	3,258

Gross deferred tax liabilities	106,722	104,216

Net deferred tax liabilities	$39,324	$41,301

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

      As of February 1, 2003, the Company has net operating loss carryforwards for federal and state income tax purposes of $2,682 and $2,946, respectively and state job credits of $2,892, which are available to offset future taxable income, if any. These carryforwards expire at various intervals through fiscal year 2017. Some of the loss carryforwards are limited to an annual deduction of approximately $0.3 million under a provision of IRC Section 382. In addition, the Company has alternative minimum tax net operating loss carryforwards of $2,863, which are available to reduce future alternative minimum taxable income at various intervals expiring through fiscal year 2012.

(13) Pension And Postretirement Benefits

      The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee’s compensation. In fiscal year 2001, a plan amendment changed the averaging period of employees’ compensation from calendar years 1994, 1995 and 1996 to calendar years 1998, 1999 and 2000, or the first two years of participation if employed after 1998. The cost of pension benefits has been determined by the projected unit credit actuarial method in accordance with SFAS

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

No. 87, “Employers’ Accounting for Pensions.” The assets held by the plan consist of 61% equities and 39% fixed income investments. No additional funding of the plan is anticipated in fiscal year 2004.

      The Company also has a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain retired full-time employees. The Company accounts for postretirement benefits by recognizing the cost of these benefits over an employee’s estimated term of service with the Company, in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

      The change in the projected benefit obligation, change in plan assets, funded status, amounts recognized and unrecognized, net periodic benefit cost and actuarial assumptions are as follows:

	Pension Benefits		Postretirement Benefits

	February 1,	February 2,	February 1,	February 2,
	2003	2002	2003	2002

Change in projected benefit obligation:
Benefit obligation at beginning of year	$267,579	$238,574	$29,644	$28,401
Service cost	13,056	11,309	404	377
Interest cost	20,329	18,986	2,226	2,251
Actuarial (gain) loss	13,685	14,734	(2,298)	649
Benefits paid	(21,000)	(16,024)	(1,985)	(2,034)

Benefit obligation at end of year	293,649	267,579	27,991	29,644

Change in plan assets:
Fair value of plan assets at beginning of year	337,670	373,989	—	—
Actual return on plan assets	(26,308)	(20,295)	—	—
Contributions to plan	—	—	1,985	2,034
Benefits paid	(21,000)	(16,024)	(1,985)	(2,034)

Fair value of plan assets at end of year	290,362	337,670	—	—

Funded Status	(3,287)	70,091	(27,991)	(29,644)
Unrecognized net transition obligation	—	—	2,618	2,879
Unrecognized prior service costs	4,764	5,040	—	—
Unrecognized net (gain) loss	97,883	26,915	(3,242)	(1,087)

Net prepaid (accrued)	$99,360	$102,046	$(28,615)	$(27,852)

      Weighted average assumptions were:

	Pension Plan			Postretirement Plan

	February 1,	February 2,	February 3,	February 1,	February 2,	February 3,
	2003	2002	2001	2003	2002	2001

Discount rates	7.0%	7.5%	8.0%	7.0%	7.5%	8.0%
Rates of compensation increase	4.0	4.0	4.0	N/A	N/A	N/A
Return on plan assets	8.5	9.4	9.4	N/A	N/A	N/A

      The measurement date for the defined benefit pension plan and the defined benefit health care plan is October 31. For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal year 2003; the rate was assumed to decrease to 5.5% gradually over the next 4 years and remain at that level for fiscal years thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation as of February 1, 2003 by $2,177 and the aggregate of the service and interest cost components of

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

net periodic postretirement benefit cost for the year ended February 1, 2003 by $263. Decreasing the assumed health care cost trend rates by one percentage point would decrease the accumulated postretirement benefit obligation as of February 1, 2003 by $1,768 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended February 1, 2003 by $208.

      The components of net periodic benefit expense (income) are as follows:

	Pension Plan			Postretirement Plan

	52 Weeks	52 Weeks	53 Weeks	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended	Ended	Ended	Ended
	February 1,	February 2,	February 3,	February 1,	February 2,	February 3,
	2003	2002	2001	2003	2002	2001

Service cost	$13,056	$11,309	$11,184	$404	$377	$378
Interest cost	20,329	18,986	18,199	2,226	2,251	2,246
Expected return on assets	(30,975)	(31,168)	(30,847)	—	—	—
Amortization of unrecognized items:
Net transition (asset) obligation	—	—	(523)	262	262	262
Prior service cost	276	276	80	—	—	—
Net losses	—	—	—	—	—	—

Net periodic benefit expense (income)	$2,686	$(597)	$(1,907)	$2,892	$2,890	$2,886

(14) Other Employee Benefits

      The Belk Employees’ Health Care Plan provides medical and dental benefits to substantially all full-time employees. This Plan is “self-funded” for medical and dental benefits through a 501(c)(9) Trust. The Group Life Insurance Plan and The Belk Employees Short Term Disability Insurance Plan provide insurance to substantially all full-time employees and are fully insured through contracts issued by insurance companies. Contributions by the Company under these plans amounted to approximately $28,195, $25,585 and $20,323 in fiscal years 2003, 2002 and 2001, respectively.

      The Belk 401(k) Savings Plan, a contributory, defined contribution multi-employer plan, provides benefits for substantially all employees. The contributions to the 401(k) Savings Plan are comprised of a matching contribution, generally 50% of the employees’ contribution up to 6% of eligible compensation, and a basic contribution, generally 2% of eligible compensation, regardless of the employees’ contributions. The cost of the plan was approximately $10,372, $10,368 and $9,586 in fiscal years 2003, 2002 and 2001, respectively.

      The Supplemental Executive Retirement Plan (“SERP”) is a non-qualified defined benefit retirement plan that provides retirement and death benefits to certain qualified executives of the Company. Total SERP costs charged to operations were approximately $1,990, $1,850 and $1,691 in fiscal years 2003, 2002, and 2001, respectively. The effective discount rate used in determining the net periodic SERP liability as of February 1, 2003, February 2, 2002 and February 3, 2001 was 7.50%, 8.00% and 7.75% respectively. Actuarial gains and losses are amortized over the average remaining service lives of the participants. As of February 1, 2003 and February 2, 2002, the projected benefit obligation was $16,861 and $17,535, respectively, and is included in deferred compensation and other non-current liabilities. The corresponding accrued obligation of $15,818 and $15,030 as of February 1, 2003 and February 2, 2002, respectively, has been recorded in deferred compensation and other non-current liabilities.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

      Certain eligible employees participate in a non-qualified Deferred Compensation Plan (“DCP”). Participants in the DCP have elected to defer a portion of their regular compensation subject to certain limitations prescribed by the DCP. The Company is required to pay interest on the employees’ deferred compensation at various rates that have historically been between 8% and 15%. Total interest cost related to the plan and charged to interest expense was approximately $3,640, $3,609 and $3,567, in fiscal years 2003, 2002 and 2001, respectively.

(15) Stock-Based Compensation

      In fiscal year 2001, the Company implemented the Belk, Inc. 2000 Incentive Stock Plan (the “Plan”) which is administered by the Company’s Board of Directors. Under the Plan, the Company is authorized to award up to 2.8 million shares of common stock for various types of equity incentives to key employees. The Company applies Accounting Principles Board Opinion No. 25 (“APB 25”) in measuring compensation cost extended under the Plan.

      During fiscal years 2001, 2002 and 2003, the Company accrued compensation expense for performance based stock awards to certain key executives. These performance based stock awards will be granted at the end of three years if the Company meets specified cumulative performance targets during that period. No monetary consideration is paid by employees who receive performance stock awards. Accordingly, compensation expense is recorded over the performance period based on estimates of performance levels and the estimated fair market value of the stock. Performance based compensation expense was $1,618, $411 and $684 for fiscal years 2003, 2002 and 2001, respectively.

      During fiscal year 2003, the Company accrued compensation expense for non-performance based stock awards to certain key executives. These stock awards are granted annually. Compensation expense recorded related to this plan was $1,098 for fiscal year 2003.

      If the Company had elected to follow the measurement provisions of SFAS No. 123, “Accounting for Stock-based Compensation,” in accounting for its performance based stock awards, net income would have been increased by $78 for fiscal year 2003 and reduced by $31 and $0 for fiscal years 2002 and 2001, respectively. There was no impact to earnings per share. The method for determining the fair value of the stock is based on a third party valuation.

(16) Fair Value of Financial Instruments

      Carrying values approximate fair values for financial instruments that are short-term in nature, such as cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and lines of credit. The fair value of other financial instruments are as follows:

	February 1, 2003		February 2, 2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt (excluding capitalized leases)	$328,578	$320,550	$368,831	$361,961
Interest rate swap liability	40,888	40,888	19,730	19,730
Investment securities	6,437	6,450	10,207	10,405

      The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The carrying value of the Company’s variable rate long-term debt approximates its fair value. The fair value of interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreement, taking into account the current credit worthiness of the swap counterparties. The fair value of investment securities is primarily based on quoted market prices.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

(17) Stockholders’ Equity

      Authorized capital stock of Belk, Inc. includes 200 million shares of Class A common stock, 200 million shares of Class B common stock and 20 million shares of preferred stock, all with par value of $.01 per share. At February 1, 2003, there were 53,274,699 shares of Class A common stock outstanding, 1,297,782 shares of Class B common stock outstanding, and no shares of preferred stock outstanding.

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

(18) Related Party Transactions

      During fiscal year 2002, the Company loaned a total of $7.5 million to three executives who are also stockholders and directors. The loans are scheduled to be repaid to the Company in equal annual installments of $1.5 million plus interest in cash or stock over a five-year period beginning January 3, 2003. The loans bear interest at LIBOR plus 150 basis points. The Company received the first payment, including principal and interest, from the three executives on January 3, 2003.

      In October 2001, the Company sold approximately 353 acres of undeveloped land for a total purchase price of $1.1 million to the Company’s Chairman of the Board and Chief Executive Officer. The purchase price was determined on the basis of independent third party appraisals.

(19) Subsequent Event

      On March 13, 2003, the Board of Directors authorized a $28.5 million self-tender offer to repurchase up to 3 million shares of outstanding Class A and Class B common stock, at a price of $9.50 per share. The 3 million shares that the Company is offering to purchase represent approximately 5.49% of the outstanding combined Class A and Class B shares. The repurchase should be completed during the second quarter of fiscal year 2004.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

      The information required by this Item with respect to Directors and Executive Officers of the Registrant is included in the sections entitled “Election of Directors,” “Management of the Company” and “Executive Compensation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2003 and is incorporated herein by reference. The sections under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Other Matters” in the Proxy Statement are also incorporated by reference.

ITEM 11.	Executive Compensation

      The information required by this Item is included in the section entitled “Executive Compensation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2003 and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is included in the sections entitled “Common Stock Ownership of Management and Principal Stockholders” and “Executive Compensation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2003 and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions

      The information required by this Item is included in the Section entitled “Executive Compensation — Certain Transactions” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2003 and is incorporated herein by reference.

ITEM 14.	Controls and Procedures

      Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      Within the 90-day period prior to the filing of this report (the “Evaluation Date”), the Company evaluated under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Exchange Act). Based on the evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      Subsequent to the Evaluation Date, there were no significant changes or corrective actions in the Company’s internal controls, or to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures.

ITEM 15.	Principal Accountant Fees and Services

      The information set forth under the Section entitled “Selection of Independent Auditors,” of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 28, 2003, is incorporated herein by reference.

PART IV

ITEM 16.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) 1. Consolidated Financial Statements

Report of Independent Accountants

Consolidated Balance Sheets — As of February 1, 2003 and February 2, 2002.

Consolidated Statements of Income — Years ended February 1, 2003, February 2, 2002 and February 3, 2001.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income — Years ended February 1, 2003, February 2, 2002 and February 3, 2001.

Consolidated Statements of Cash Flows — Years ended February 1, 2003, February 2, 2002 and February 3, 2001.

Notes to Consolidated Financial Statements

      2. Consolidated Financial Statement Schedules

      3. Exhibits

      The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No.333-42935))
3.2	Form of Amended and Restated Bylaws of the Company (incorporated by reference to pages B-34 to B-42 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935))
4.1	Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 33-42935))
4.2	Articles I and IV of the Amended and Restated Bylaws of the Company (incorporated by reference to pages B-34 to B-42 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 33-42935))
10.1	Belk, Inc. 2000 Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed on April 28, 2000 (File No. 000-26207))
10.2	Amendment Number 4 to Note Purchase Agreement, dated as of April 27, 2002, among Belk, Inc., The Belk Center, Inc., Enterprise Funding Corporation and Bank of America, N.A., amending that certain Note Purchase Agreement dated as of May 3, 1999 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 18, 2002 (File No. 000-26207))
10.3	Second Amendment to Credit Agreement, dated as May 28, 2002, among Belk, Inc., Wachovia Bank, N.A., and certain Belk, Inc. subsidiaries as guarantors amending that certain Credit Agreement dated as of May 30, 2000 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on June 18, 2002 (File No. 000-26207))

10.4	Credit Agreement, dated as of June 28, 2002, by and among Belk, Inc., certain Belk, Inc. subsidiaries, Wachovia Bank, N.A., Bank of America, N.A., Branch Banking and Trust Company and Wachovia Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 17, 2002 (File No. 000-26207))
10.5	Amended and Restated Letter of Credit and Reimbursement Agreement, dated as of June 28, 2002, by and between Belk, Inc., certain Belk, Inc. subsidiaries and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on September 17, 2002 (File No. 000-26207))
21.1	Subsidiaries.
23.1	Consent of KPMG, LLP for Registration Statement on Form S-8 (File No. 333-103762)
99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K.

      There were no reports filed on Form 8-K during the fiscal year ended February 1, 2003.

SIGNATURES

      Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of April, 2003.

BELK, INC.
(Registrant)

By:	/s/ JOHN M. BELK

John M. Belk
Chairman of the Board and Chief
Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 23, 2003.

Signature	Title

/s/ JOHN M. BELK John M. Belk	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ THOMAS M. BELK, JR. Thomas M. Belk, Jr.	President and Director

/s/ H.W. MCKAY BELK H.W. McKay Belk	President and Director

/s/ JOHN R. BELK John R. Belk	President and Director
/s/ B. FRANK MATTHEWS, II B. Frank Matthews, II	Vice Chairman of the Board and Director

/s/ SARAH BELK GAMBRELL Sarah Belk Gambrell	Director

/s/ J. KIRK GLENN, JR. J. Kirk Glenn, Jr.	Director

/s/ KARL G. HUDSON, JR. Karl G. Hudson, Jr.	Director

/s/ JOHN A. KUHNE John A. Kuhne	Director

/s/ BRIAN T. MARLEY Brian T. Marley	Executive Vice President, Finance (Principal Financial Officer)

/s/ EDWARD J. RECORD Edward J. Record	Senior Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, John M. Belk, certify that:

      1. I have reviewed this annual report on Form 10-K of Belk, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JOHN M. BELK

John M. Belk
Chairman of the Board and Chief
Executive Officer

Date: April 23, 2003

I, Brian T. Marley, certify that:

      1. I have reviewed this annual report on Form 10-K of Belk, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ BRIAN T. MARLEY

Brian T. Marley
Executive Vice President, Finance
(Chief Financial Officer)

Date: April 23, 2003