Form 10-Q
period 2003-05-03
BELK INC
filed 2003-06-17
CIK 1051771

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934.

     For the quarterly period ended May 3, 2003

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

Indicate by check ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ✓  No

At June 1, 2003, the registrant had issued and outstanding 51,230,487 shares of class A common stock and 621,691 shares of class B common stock.

BELK, INC.

Index to Form 10-Q

Page
Number

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Statements of Income for the Three Months Ended May 3, 2003 and May 4, 2002	4
Consolidated Balance Sheets as of May 3, 2003 and February 1, 2003	5
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the Three Months Ended May 3, 2003	6
Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 3, 2003 and May 4, 2002	7
Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Item 4. Controls and Procedures	11
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	12

This Report Contains Forward-Looking Statements

     Certain statements made in this report, and other written or oral statements made by or on behalf of Belk, Inc. and its subsidiaries (“the Company”), may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as “may”, “will”, “intend”, “project”, “expect”, “anticipate”, “believe”, “estimate”, “continue” or other similar words. Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet; our ability to be competitive in the retail industry; our ability to execute profitability and efficiency strategies; our ability to execute our growth strategies; anticipated benefits from the consolidation of our operating divisions and distribution facilities; the expected benefit of our new systems and technology; the expected increase in revenues generated through our proprietary charge card program, seasonal fluctuations in sales and net income and the anticipated benefits from the consolidation of our merchandising and sales promotions functions. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. We believe that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements.

     For a detailed description of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned “This Report Contains Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003 that we filed with the Securities and Exchange Commission on April 23, 2003. Our other filings with the Securities and Exchange Commission may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.

     Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, even if future events or new information may impact the validity of such statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	Three Months Ended

	May 3,	May 4,
	2003	2002

Revenues	$502,715	$531,096
Cost of goods sold (including occupancy and buying expenses)	338,203	358,981
Selling, general and administrative expenses	132,950	136,684

Operating income	31,562	35,431
Interest expense, net	(9,304)	(8,187)
Gain (loss) on property, equipment and investments	33	(395)
Other income, net	140	449

Income before income taxes	22,431	27,298
Income taxes	8,350	9,990

Net income	$14,081	$17,308

Basic and diluted income per share:
Net income	$0.26	$0.32

Dividends per share	$0.275	$0.25

Weighted average shares outstanding	54,618,021	54,754,410

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	May 3,	February 1,
	2003	2003

Assets
Current assets:
Cash and cash equivalents	$111,910	$91,257
Accounts receivable, net	303,007	334,469
Merchandise inventory	527,747	487,490
Prepaid income taxes	336	595
Prepaid expenses and other current assets	20,937	16,245

Total current assets	963,937	930,056
Investment securities	6,821	6,437
Property and equipment, net	670,425	672,807
Prepaid pension costs	96,969	99,360
Other assets	29,416	27,442

Total assets	$1,767,568	$1,736,102

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$192,160	$157,640
Accrued expenses	76,245	64,195
Accrued income taxes	9,552	25,082
Deferred income taxes	1,921	2,797
Line of credit and notes payable	175,663	—
Current installments of long-term debt and capital lease obligations	8,867	9,894

Total current liabilities	464,408	259,608
Deferred income taxes	37,639	36,527
Long-term debt and capital lease obligations, excluding current installments	178,360	355,658
Interest rate swap liability	43,323	40,888
Deferred compensation and other noncurrent liabilities	91,188	89,137

Total liabilities	814,918	781,818

Stockholders’ equity:
Preferred stock	—	—
Common stock, 54.7 and 54.6 million shares issued and outstanding as of May 3, 2003 and February 1, 2003 respectively	547	546
Paid-in capital	555,625	554,917
Retained earnings	420,255	421,203
Accumulated other comprehensive loss	(23,777)	(22,382)

Total stockholders’ equity	952,650	954,284

Total liabilities and stockholders’ equity	$1,767,568	$1,736,102

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance at February 1, 2003	$546	$554,917	$421,203	$(22,382)	$954,284
Comprehensive income:
Net income	—	—	14,081	—	14,081
Unrealized gain on investments, net of $140 income tax expense	—	—	—	239	239
Unrealized loss on interest rate swaps, net of $1,072 income tax benefit	—	—	—	(1,634)	(1,634)

Total comprehensive income					12,686

Cash dividends	—	—	(15,029)	—	(15,029)
Common stock issued	1	708	—	—	709

Balance at May 3, 2003	$547	$555,625	$420,255	$(23,777)	$952,650

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended

	May 3,	May 4,
	2003	2002

Cash flows from operating activities:
Net income	$14,081	$17,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,989	21,541
(Gain) loss on sale of property, equipment & investments	(33)	395
(Increase) decrease in:
Accounts receivable, net	31,462	31,984
Merchandise inventory	(40,257)	(46,300)
Prepaid expenses and other assets	(4,304)	(1,264)
Increase (decrease) in:
Accounts payable and accrued expenses	31,749	(345)
Deferred compensation and other liabilities	2,943	1,657

Net cash provided by operating activities	58,630	24,976

Cash flows from investing activities:
Purchases of property and equipment	(20,429)	(27,051)
Proceeds from sales of property, equipment and investments	144	68

Net cash used by investing activities	(20,285)	(26,983)

Cash flows from financing activities:
Proceeds from notes payable	—	39,955
Principal payments on notes payable and capital lease obligations	(3,268)	(32,739)
Net proceeds from lines of credit	605	14,009
Dividends paid	(15,029)	(13,690)

Net cash provided (used) by financing activities	(17,692)	7,535

Net increase in cash and cash equivalents	20,653	5,528
Cash and cash equivalents at beginning of period	91,257	22,413

Cash and cash equivalents at end of period	$111,910	$27,941

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(1)	Basis of Presentation

     The accompanying unaudited consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 26-42) in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results in periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the full fiscal year.

     Certain prior period amounts have been reclassified to conform with current presentation.

(2)	Comprehensive Income (Loss)

     The following table sets forth the computation of comprehensive income (loss):

	Three Months Ended

	May 3,	May 4,
	2003	2002

Net income	$14,081	$17,308
Other comprehensive income (loss):
Net change in fair value of interest rate swaps, net of $1,016 and $385 income tax benefit for the three months ended May 3, 2003 and May 4, 2002, respectively	(1,730)	(656)
Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $56 income tax benefit for the three months ended May 3, 2003 and May 4, 2002	96	96
Unrealized gain on investments, net of $140 and $353 income tax expense for the three months ended May 3, 2003 and May 4, 2002, respectively	239	601

Other comprehensive income (loss):	(1,395)	41

Total comprehensive income	$12,686	$17,349

(3)	Accumulated Other Comprehensive Loss

     The following table sets forth the components of accumulated other comprehensive loss:

	May 3,	May 4,
	2003	2002

Unrealized loss on interest rate swaps, net of $14,727 and $5,552 income tax benefit as of May 3, 2003 and May 4, 2002, respectively	$(25,076)	$(9,453)
Unrealized gains on investments, net of $749 and $780 income tax expense as of May 3, 2003 and May 4, 2002, respectively	1,299	1,328

Accumulated other comprehensive loss	$(23,777)	$(8,125)

(4)	Note Payable

     The Company’s note purchase agreement among the Company, the Belk Center, Inc., Enterprise Funding Corporation and Bank of America, as amended, (the “Note Payable”) expires on April 24, 2004 and, accordingly, the outstanding balance as of May 3, 2003 of $175.1 million has been included in current liabilities. However, the Note Payable is renewable by mutual consent of the parties, and it is the Company’s intent to renew the facility and utilize it as long-term financing.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(5)	Implementation of New Accounting Standards

     In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (Statement No. 145). Statement No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The adoption of Statement 145 did not have an effect on the Company’s consolidated financial position or results of operations.

     In November 2002, the Emerging Issues Task Force released Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”, applicable to fiscal years beginning after December 15, 2002. The Company records vendor allowances as a reduction to cost of goods sold in the period it completes its obligations under the vendor agreements. As such, the adoption of EITF 02-16 did not have an effect on the Company’s consolidated financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The disclosure provisions of FIN 45 are effective for fiscal years ending after December 15, 2002. The adoption of FIN 45 did not have an effect on the Company’s consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The disclosure requirements of SFAS No. 148 do not apply to the Company because the impact is immaterial. The Company is not required to adopt a method under SFAS No. 148 to expense stock awards but rather continues to apply the recognition and measurement provisions of APB Opinion No. 25.

(6)	Subsequent Events

     On May 21, 2003 the Company completed the self-tender offer authorized by the Board of Directors on March 13, 2003 and repurchased 2,808,998 shares of outstanding Class A and Class B common stock at a cost of $26.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s condensed consolidated statements of operations, as well as a period comparison of changes in comparable store net revenue.

	Three Months Ended

	May 3,	May 4,
	2003	2002

SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%
Cost of goods sold (including occupancy and buying expenses)	67.3	67.6
Selling, general and administrative expenses	26.5	25.7
Operating income	6.3	6.7
Interest expense, net	1.9	1.5
Income taxes	1.7	1.9
Net income	2.8	3.3
Comparable store net revenue (decrease) increase	(7.5)	0.9

Comparison of the Three Months Ended May 3, 2003 and May 4, 2002

     Revenues. The Company’s revenues for the three months ended May 3, 2003 decreased 5.3%, or $28.4 million, to $502.7 million from $531.1 million over the same period in fiscal year 2003. The decrease is attributable to a 7.5% decrease in net revenues from comparable stores due in large part to an overall downward trend in department store sales experienced during the first quarter, partially offset by $9.9 million of additional sales from new, expanded and remodeled stores.

     Comparable store net revenue decrease, including expansions and replacement stores, was 6.7%.

     Cost of goods sold. As a percentage of revenues, cost of goods sold decreased to 67.3% for the three months ended May 3, 2003, compared to 67.6% for the same period in fiscal year 2003. The decrease is attributable to improved operating efficiencies resulting from the Company’s merchandise restructuring completed during fiscal year 2003.

     Selling, general and administrative expenses. As a percentage of revenues, selling, general and administrative (SG&A) expenses increased to 26.5% for the three months ended May 3, 2003 compared to 25.7% for the same period in fiscal year 2003. Although the majority of SG&A expenses are generally variable with sales, decreasing sales volumes in the existing stores reduced expense leverage and certain variable costs, primarily payroll and other store operating costs, did not decrease to the same extent as revenues. SG&A expenses also increased due to additional depreciation expense related to new stores and store expansions, partially offset by increased finance charge income from the Company’s proprietary credit card.

     Net income. As a percentage of revenues, net income decreased to 2.8% for the three months ended May 3, 2003, compared to 3.3% for the same period in fiscal year 2003. The decrease was primarily due to the changes in cost of goods sold and SG&A, as discussed above.

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

     The Company’s credit facilities consist of a $275 million variable rate note, a $125 million ten-year variable rate bond facility, a $200 million revolving line of credit and a $127 million standby letter of credit.

     The Company’s $275 million variable note is governed by a note payable agreement that expires on April 24, 2004 and, accordingly, the outstanding balance as of May 3, 2003 of $175.1 million has been included in current liabilities. However, the note payable agreement is renewable by mutual consent of the parties and the Company intends to renew the facility and utilize it as long-term financing.

     Operating activities provided cash of $58.6 million for the three months ended May 3, 2003, as compared to $25.0 million for the three months ended May 4, 2002. The increase in cash provided by operating activities for the first quarter of fiscal year 2003 was principally due to lower increases in inventory and larger increases in accounts payable and accrued expenses as compared to the same time period in fiscal year 2003.

     Expenditures for property and equipment were $20.4 million for the three months ended May 3, 2003, compared to $27.1 million for the same time period in fiscal year 2003.

     During the three months ended May 3, 2003, the Company opened one new store in Gulfport, Mississippi.

     Net cash used by financing activities was $17.7 million for the three months ended May 3, 2003, compared to $7.5 million of cash provided by financing activities in the three months ended May 4, 2002, a result of decreases in borrowings funded with cash flows from operations.

     Management of the Company believes that cash flows from operations and the existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three months ended May 3, 2003.

Item 4. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No.333-42935)).

3.2	Form of Amended and Restated Bylaws of the Company (incorporated by reference to pages B-34 to B-42 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).

4.1	Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5 1998 (File No. 33-42935)).

4.2	Articles I and IV of the Amended and Restated Bylaws of the Company (incorporated by reference to pages B-34 to B-42 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 33-42935)).

10.1	Amendment Number 5 to Note Purchase Agreement, dated as of April 26, 2003, among Belk, Inc., The Belk Center, Inc., Enterprise Funding Corporation, and Bank of America, N.A., amending that certain Note Purchase Agreement dated as of May 3, 1999.

99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A current report on form 8-K filed on April 22, 2003, contained disclosure under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits”, and Item 9, “Regulation FD Disclosure”.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELK, INC.

Dated: June 17, 2003	By:	/s/ Ralph A. Pitts Ralph A. Pitts Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley Brian T. Marley Executive Vice President, Finance (Chief Financial Officer)

CERTIFICATIONS

I, John M. Belk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Belk, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: June 17, 2003

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

Date: June 17, 2003

/s/ Brian T. Marley Brian T. Marley Chief Financial Officer