Form 10-Q
period 2003-08-02
BELK INC
filed 2003-09-16
CIK 1051771

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 2, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

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

Indicate by check ☑ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes ☑   No ☐

Indicate by check ☑ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑   No ☐

At September 1, 2003, the registrant had issued and outstanding 51,112,987 shares of class A common stock and 909,028 shares of class B common stock.

BELK, INC.
Index to Form 10-Q

Page
Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Statements of Income for the Three and Six Months Ended August 2, 2003 and August 3, 2002	4

Consolidated Balance Sheets as of August 2, 2003 and February 1, 2003	5

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the Six Months Ended August 2, 2003	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended August 2, 2003 and August 3, 2002	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 6. Exhibits and Reports on Form 8-K	13

This Report Contains Forward-Looking Statements

     Certain statements made in this report, and other written or oral statements made by or on behalf of Belk, Inc. and its subsidiaries (“the Company”), may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as “may,“will,” “intend,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or other similar words. Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet; our ability to be competitive in the retail industry; our ability to execute profitability and efficiency strategies; our ability to execute our growth strategies; anticipated benefits from the consolidation of our operating divisions and distribution facilities; the expected benefit of our new systems and technology; the expected increase in revenues generated through our proprietary charge card program, seasonal fluctuations in sales and net income and the anticipated benefits from the consolidation of our merchandising and sales promotions functions (“Merchandising Restructuring”). These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. We believe that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements.

     For a detailed description of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned “This Report Contains Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003 that we filed with the Securities and Exchange Commission (“SEC”) on April 23, 2003. Our other filings with the SEC may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.

     Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, even if future events or new information may impact the validity of such statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Revenues	$492,087	$495,332	$994,801	$1,026,428
Cost of goods sold (including occupancy and buying expenses)	333,747	339,794	671,950	700,054
Selling, general and administrative expenses	135,093	135,216	268,042	270,648
Restructuring charge	—	7,253	—	7,253

Operating income	23,247	13,069	54,809	48,473
Interest expense, net	(9,961)	(8,232)	(19,264)	(16,418)
Gain on property, equipment and investments	827	657	860	289
Other income, net	25	510	164	958

Income before income taxes	14,138	6,004	36,569	33,302
Income taxes	5,200	2,200	13,550	12,190

Net income	$8,938	$3,804	$23,019	$21,112

Basic and diluted income per share:
Net income	$0.17	$0.07	$0.43	$0.39

Dividends per share	$—	$—	$0.275	$0.25

Weighted average shares outstanding	52,376,231	54,759,003	53,497,126	54,756,706

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	August 2,	February 1,
	2003	2003

Assets
Current assets:
Cash and cash equivalents	$143,322	$91,257
Accounts receivable, net	278,392	334,469
Merchandise inventory	474,027	487,490
Prepaid income taxes	64	595
Prepaid expenses and other current assets	17,284	16,245

Total current assets	913,089	930,056
Investment securities	7,198	6,437
Property and equipment, net	661,235	672,807
Prepaid pension costs	94,578	99,360
Other assets	30,920	27,442

Total assets	$1,707,020	$1,736,102

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$152,181	$157,640
Accrued expenses	84,350	64,195
Accrued income taxes	446	25,082
Deferred income taxes	3,257	2,797
Line of credit and notes payable	175,062	—
Current installments of long-term debt and capital lease obligations	7,991	9,894

Total current liabilities	423,287	259,608
Deferred income taxes	42,548	36,527
Long-term debt and capital lease obligations, excluding current installments	176,680	355,658
Interest rate swap liability	29,157	40,888
Deferred compensation and other noncurrent liabilities	89,244	89,137

Total liabilities	760,916	781,818
Stockholders’ equity:
Preferred stock	—	—
Common stock, 52.0 and 54.6 million shares issued and outstanding as of August 2, 2003 and February 1, 2003, respectively	520	546
Paid-in capital	530,665	554,917
Retained earnings	429,193	421,203
Accumulated other comprehensive loss	(14,274)	(22,382)

Total stockholders’ equity	946,104	954,284

Total liabilities and stockholders’ equity	$1,707,020	$1,736,102

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance at February 1, 2003	$546	$554,917	$421,203	$(22,382)	$954,284
Comprehensive income:
Net income	—	—	23,019	—	23,019
Reclassification adjustment for investment gains included in net income, net of $77 income tax expense	—	—	—	(131)	(131)
Unrealized gain on investments, net of $280 income tax expense	—	—	—	477	477
Unrealized gain on interest rate swaps, net of $4,333 income tax expense	—	—	—	7,762	7,762

Total comprehensive income					31,127
Cash dividends	—	—	(15,029)	—	(15,029)
Common stock issued	2	2,405	—	—	2,407
Repurchase and retirement of stock	(28)	(26,657)	—	—	(26,685)

Balance at August 2, 2003	$520	$530,665	$429,193	$(14,274)	$946,104

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six Months Ended

	August 2,	August 3,
	2003	2002

Cash flows from operating activities:
Net income	$23,019	$21,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,983	43,623
Restructuring charge	—	7,253
Gain on sale of property, equipment & investments	(860)	(289)
(Increase) decrease in:
Accounts receivable, net	56,077	57,860
Merchandise inventory	13,463	(19,568)
Prepaid expenses and other assets	(1,624)	(1,536)
Increase (decrease) in:
Accounts payable and accrued expenses	(7,531)	(16,310)
Deferred compensation and other liabilities	2,202	(637)

Net cash provided by operating activities	130,729	91,508

Cash flows from investing activities:
Purchases of investments	—	(135)
Proceeds from sales of investments	2,450	2,114
Purchases of property and equipment	(35,002)	(46,541)
Proceeds from sales of property and equipment	1,421	3,262

Net cash used by investing activities	(31,131)	(41,300)

Cash flows from financing activities:
Proceeds from notes payable	—	39,961
Principal payments on notes payable and capital lease obligations	(5,819)	(54,642)
Net repayment of lines of credit	—	(6,089)
Dividends paid	(15,029)	(13,690)
Repurchase of common stock	(26,685)	—

Net cash used by financing activities	(47,533)	(34,460)

Net increase in cash and cash equivalents	52,065	15,748
Cash and cash equivalents at beginning of period	91,257	22,413

Cash and cash equivalents at end of period	$143,322	$38,161

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 26-42) in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results in periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the full fiscal year.

     Certain prior period amounts have been reclassified to conform with current presentation.

(2) Comprehensive Income (Loss)

     The following table sets forth the computation of comprehensive income (loss):

	Three Months Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net income	$8,938	$3,804	$23,019	$21,112
Other comprehensive income (loss):
Net change in fair value of interest rate swaps, net of $5,462 and $4,446 income tax expense for the three and six months ended August 2, 2003, respectively and $5,556 and $6,051 income tax benefit for the three and six months ended August 3, 2002, respectively	9,300	(9,648)	7,570	(10,304)
Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $56 and $112 income tax benefit for the three and six months ended August 2, 2003, respectively and August 3, 2002	96	96	192	192
Unrealized gain (loss) on investments, net of $140 and $280 income tax expense for the three and six months ended August 2, 2003, respectively and $258 income tax benefit and $95 income tax expense for the three and six months ended August 3, 2002, respectively	238	(440)	477	161
Reclassification adjustment for investment gains included in net income, net of $77 income tax expense for the three and six months ended August 2, 2003, and $20 income tax expense for the three and six months ended August 3, 2002	(131)	(35)	(131)	(35)

Other comprehensive income (loss)	9,503	(10,027)	8,108	(9,986)

Total comprehensive income (loss)	$18,441	$(6,223)	$31,127	$11,126

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(3) Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	August 2,	February 1,
	2003	2003

Unrealized loss on interest rate swaps, net of $9,209 and $8,544 income tax benefit as of August 2, 2003 and February 1, 2003, respectively	$(15,680)	$(23,442)
Unrealized gains on investments, net of $812 and $608 income tax expense as of August 2, 2003 and February 1, 2003, respectively	1,406	1,060

Accumulated other comprehensive loss	$(14,274)	$(22,382)

(4) Accounts Receivable, Net

     Customer receivables arise primarily under open-end revolving credit accounts used to finance purchases of merchandise from the Company. These accounts have various billing and payment structures, including varying minimum payment levels. Installments of deferred payment accounts receivable maturing after one year are included in current assets in accordance with industry practice.

     Accounts receivable, net consists of:

	August 2,	February 1,
	2003	2003

Customer receivables	$268,820	$326,419
Other receivables	20,090	19,779
Less allowance for doubtful accounts	(10,518)	(11,729)

Accounts receivable, net	$278,392	$334,469

(5) Note Payable

     The Company’s note purchase agreement among the Company, the Belk Center, Inc., Enterprise Funding Corporation and Bank of America, as amended, (the “Note Payable”) expires on April 24, 2004 and, accordingly, the outstanding balance as of August 2, 2003 of $175,062 has been included in current liabilities. However, the Note Payable may be renewed by mutual consent of the parties, and it is the Company’s intent to renew the facility and utilize it as long-term financing.

(6) Implementation of New Accounting Standards

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS No. 149 are effective for the Company for all derivatives and hedging activity entered into after June 30, 2003. The adoption of SFAS No. 149 had no impact on the Company’s consolidated financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 had no impact on the Company’s consolidated financial position or results of operations.

(7) Stock Repurchase

     On May 21, 2003 the Company completed the self-tender offer authorized by the Board of Directors on March 13, 2003 and repurchased 2,808,998 shares of outstanding Class A and Class B common stock at a cost of $26.7 million.

(8) Subsequent Event

     On August 26, 2003 the Company completed the sale of property located in Charlotte, NC for a net purchase price of approximately $21.6 million. The Company expects to recognize a gain from this transaction of approximately $19.2 million ($12.1 million net of tax) in the third quarter of fiscal year 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s condensed consolidated statements of income, as well as a period comparison of changes in comparable store net revenue.

	Three Months Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.8	68.6	67.5	68.2
Selling, general and administrative expenses	27.4	27.3	26.9	26.4
Restructuring charge	—	1.5	—	0.7
Operating income	4.7	2.6	5.5	4.7
Interest expense, net	2.0	1.7	1.9	1.6
Income taxes	1.1	0.4	1.4	1.2
Net income	1.8	0.8	2.3	2.1
Comparable store net revenue decrease	(2.7)	(1.4)	(5.1)	(0.2)

Comparison of the Three and Six Months Ended August 2, 2003 and August 3, 2002

     Revenues. The Company’s revenues for the three months ended August 2, 2003 decreased 0.7%, or $3.2 million, to $492.1 million from $495.3 million over the same period in fiscal year 2003. The decrease is attributable to a 2.7% decrease in revenues from comparable stores, partially offset by $5.4 million of additional sales from new, expanded and remodeled stores.

     The Company’s revenues for the six months ended August 2, 2003 decreased 3.1% or $31.6 million, to $994.8 million from $1,026.4 million over the same period in fiscal year 2003. The decrease is attributable to a 5.1% decrease in net revenues from comparable stores, partially offset by $15.3 million of additional sales from new, expanded and remodeled stores.

     Expansion and replacement stores are excluded from the comparable store net revenue decrease disclosed above. Including the expansion and replacement stores as comparable stores, the comparable store net revenue decrease was 2.4% and 4.6% for the three and six months ended August 2, 2003, respectively.

     Cost of goods sold. As a percentage of revenues, cost of goods sold decreased to 67.8% and 67.5% for the three and six months ended August 2, 2003, respectively, compared to 68.6% and 68.2% for the same periods in fiscal year 2003. The decrease is primarily attributable to improved operating efficiencies resulting from the Company’s Merchandise Restructuring completed during fiscal year 2003.

     Selling, general and administrative expenses. As a percent of revenues, SG&A expense increased to 27.4% for the three months ended August 2, 2003 compared to 27.3% for the same period in fiscal year 2003. This increase was primarily attributable to increases in medical, casualty insurance and bad debt expenses. These increases were partially offset by an increase in finance charge income from the Company’s proprietary credit card and increased depreciation expense in the prior year comparable period due to accelerated amortization over the remaining useful life of abandoned leasehold improvements in division offices that were closed due to the Merchandising Restructuring.

     As a percentage of revenues, SG&A expense increased to 26.9% from 26.4% for the six months ended August 2, 2003. The increase in expenses as a percentage of sales resulted from selling payroll and other store operating costs that did not decrease to the same extent as revenues, increases in casualty insurance expense and additional depreciation related to new stores and store expansions, partially offset by finance charge income from the Company’s proprietary credit card and decreased depreciation expense in the prior year comparable period due to accelerated amortization over the remaining useful life of abandoned leasehold improvements in division offices that were closed due to the Merchandising Restructuring.

     Interest Expense, net. Interest expense increased $1.7 million and $2.8 million for the three and six months ended August 2, 2003, respectively, compared to the same periods in fiscal year 2003. The increase in interest expense is primarily attributable to the decrease in the fair market value of the options associated with the Company’s interest rate swaps, which accounted for $1.7 million and $2.0 million of the increase for the three and six months ended August 2, 2003. Interest expense for the six months ended August 2, 2003 was also negatively impacted by a decrease in capitalized interest of $1.4 million, partially offset by an increase in interest income generated from the Company’s short-term investments.

     Net income. As a percentage of revenues, net income increased to 1.8% and 2.3% for the three and six months ended August 2, 2003, respectively, compared to 0.8% and 2.1% for the same periods in fiscal year 2003. The increase was primarily due to the changes in cost of goods sold, SG&A, and interest expense, as discussed above. Net income for the three and six months ended August 3, 2002 were negatively impacted by a $4.6 million restructuring charge, net of $2.6 million tax benefit.

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

Liquidity and Capital Resources

     The Company’s primary sources of liquidity are cash on hand, cash flow from operations, and borrowings under debt facilities. The debt facilities consist of a $275 million variable rate note, a $125 million ten-year variable rate bond facility, a $200 million revolving line of credit and a $127 million standby letter of credit.

     The $275 million variable rate note is governed by a note payable agreement that expires on April 24, 2004 and, accordingly, the outstanding balance as of August 2, 2003 of $175.1 million has been included in current liabilities. However, the note payable agreement is renewable by mutual consent of the parties and the Company intends to renew the facility and utilize it as long-term financing.

     Net cash provided by operating activities increased $39.2 million, or 42.8%, to $130.7 million for the six months ended August 2, 2003 from $91.5 million for the six months ended August 3, 2002. The increase in cash provided by operating activities for the first six months of fiscal year 2004 was principally due to lower inventory levels as compared to the same time period in fiscal year 2003.

     Expenditures for property and equipment decreased $11.5 million, or 24.7%, to $35.0 million for the six months ended August 2, 2003 from $46.5 million for the same time period in fiscal year 2003.

     During the six months ended August 2, 2003, the Company opened one new store in Gulfport, Mississippi.

     Net cash used by financing activities increased $13 million, or 37.7%, to $47.5 million for the six months ended August 2, 2003 from $34.5 million for the six months ended August 3, 2002. This increase resulted from decreases in borrowings funded with cash flows from operations and the repurchase of 2,808,998 shares of common stock at a cost of $26.7 million.

     Management of the Company believes that cash flows from operations and the existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements for at least the next twelve months.

Contractual Obligations and Commercial Commitments

     To facilitate an understanding of the Company’s commercial commitments, the following data has been updated:

		Amount of Commitment Expiration per Period

	Total Amounts	Within 1	2 - 3	4 - 5	After 5
	Committed	Year	Years	Years	Years

			(in thousands)
Other Commercial Commitments:
Standby Letters of Credit*	$131,673	$4,824	$126,849	$—	$—
Import Letters of Credit	31,822	31,822	—	—	—

Total Commercial Commitments	$163,495	$36,646	$126,849	$—	$—

*     Standby letters of credit includes a $126.8 million facility that supports the ten-year bonds (accrued principal and interest) due July 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the six months ended August 2, 2003.

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

     As of the end of the period covered by this report , the Company has evaluated under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Exchange Act). Based on the evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     During the period covered by this report, there were no significant changes or corrective actions in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s annual meeting of stockholders was held on May 28, 2003. The only matter submitted to a vote of the stockholders was the election of directors. At the meeting in person or by proxy, there were stockholders holding an aggregate of 51,039,428 shares of common stock. There were no broker-non votes with respect to any proposal. The voting results were as follows:

Election of Directors

Term Expiring 2006	For	Withheld

H.W. McKay Belk	490,287,152	8,776
B. Frank Mathews, II	490,290,640	5,288
Thomas C. Nelson	490,286,822	9,106

Accordingly, H.W. McKay Belk, B. Frank Mathews, II and Thomas C. Nelson were elected as directors for terms expiring in 2006. Thomas M. Belk, Jr., Sara Belk Gambrell and J. Kirk Glenn, Jr. continue to serve as directors for terms expiring in 2005, and John M. Belk, John R. Belk and John A. Kuhne continue to serve as directors for terms expiring in 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).

3.2	Form of Amended and Restated Bylaws of the Company (incorporated by reference to pages B-34 to B-42 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).

4.1	Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5 1998 (File No. 33-42935)).

4.2	Articles I and IV of the Amended and Restated Bylaws of the Company (incorporated by reference to pages B-34 to B-42 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 33-42935)).

10.1	Second Amendment to Credit Agreement, dated as of June 16, 2003, among Belk, Inc., certain Belk, Inc. subsidiaries and Wachovia Bank N.A. amending that certain credit agreement dated as of June 28, 2002.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELK, INC.

Dated: September 16, 2003	By:	/s/ Ralph A. Pitts

Ralph A. Pitts
Executive Vice President, General Counsel and
Corporate Secretary
(Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley

Brian T. Marley
Executive Vice President, Finance
(Chief Financial Officer)