Form 10-Q
period 2003-11-01
BELK INC
filed 2003-12-11
CIK 1051771

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended              November 1, 2003

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

Yes       ✓       No

At December 1, 2003, the registrant had issued and outstanding 51,102,987 shares of class A common stock and 919,028 shares of class B common stock.

BELK, INC.
Index to Form 10-Q

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

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Revenues	$508,544	$496,867	$1,503,346	$1,523,295
Cost of goods sold (including occupancy and buying expenses)	345,721	350,045	1,017,671	1,050,100
Selling, general and administrative expenses	139,394	133,976	407,437	404,623
Asset impairment and store closing costs	—	277	—	277
Restructuring charge (income)	—	(33)	—	7,220

Operating income	23,429	12,602	78,238	61,075
Interest expense, net	(8,435)	(8,473)	(27,700)	(24,892)
Gain (loss) on property, equipment and investments	12,914	(542)	13,774	(254)
Other income, net	76	319	241	1,279

Income before income taxes	27,984	3,906	64,553	37,208
Income taxes	10,410	1,430	23,960	13,620

Net income	$17,574	$2,476	$40,593	$23,588

Basic and diluted income per share:
Net income	$0.34	$0.05	$0.77	$0.43

Dividends per share	$—	$—	$0.275	$0.25

Weighted average shares outstanding	52,022,015	54,759,003	53,009,038	54,757,472

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	November 1,	February 1,
	2003	2003

Assets
Current assets:
Cash and cash equivalents	$34,126	$91,286
Accounts receivable, net	322,071	334,440
Merchandise inventory	661,446	487,490
Prepaid income taxes	925	595
Prepaid expenses and other current assets	17,656	16,245

Total current assets	1,036,224	930,056
Investment securities	7,669	6,437
Property and equipment, net	660,336	672,807
Prepaid pension costs	102,187	99,360
Other assets	32,293	27,442

Total assets	$1,838,709	$1,736,102

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$283,359	$157,640
Accrued expenses	96,563	64,195
Accrued income taxes	5,978	25,082
Deferred income taxes	3,713	2,797
Note payable	125,005	—
Current installments of long-term debt and capital lease obligations	7,596	9,894

Total current liabilities	522,214	259,608
Deferred income taxes	48,504	36,527
Long-term debt and capital lease obligations, excluding current installments	177,763	355,658
Interest rate swap liability	33,632	40,888
Deferred compensation and other noncurrent liabilities	91,681	89,137

Total liabilities	873,794	781,818

Stockholders’ equity:
Preferred stock	—	—
Common stock, 52.0 and 54.6 million shares issued and outstanding as of November 1, 2003 and February 1, 2003, respectively	520	546
Paid-in capital	530,665	554,917
Retained earnings	446,767	421,203
Accumulated other comprehensive loss	(13,037)	(22,382)

Total stockholders’ equity	964,915	954,284

Total liabilities and stockholders’ equity	$1,838,709	$1,736,102

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance at February 1, 2003	$546	$554,917	$421,203	$(22,382)	$954,284
Comprehensive income:
Net income	—	—	40,593	—	40,593
Reclassification adjustment for investment gains included in net income, net of $77 income tax expense	—	—	—	(131)	(131)
Unrealized gain on investments, net of $378 income tax expense	—	—	—	774	774
Unrealized gain on interest rate swaps, net of $2,711 income tax expense	—	—	—	4,619	4,619
Reclassification adjustment for realized loss on swap dedesignation, net of $2,398 income tax benefit	—	—	—	4,083	4,083

Total comprehensive income					49,938
Cash dividends	—	—	(15,029)	—	(15,029)
Common stock issued	2	2,405	—	—	2,407
Repurchase and retirement of stock	(28)	(26,657)	—	—	(26,685)

Balance at November 1, 2003	$520	$530,665	$446,767	$(13,037)	$964,915

See accompanying notes to consolidated financial statements

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended

	November 1,	November 2,
	2003	2002

Cash flows from operating activities:
Net income	$40,593	$23,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,621	66,186
Asset impairment and store closing costs	—	284
Restructuring charge	—	7,220
(Gain) loss on sale of property, equipment & investments	(13,774)	254
(Increase) decrease in:
Accounts receivable, net	33,968	52,074
Merchandise inventory	(173,956)	(149,516)
Prepaid expenses and other assets	(12,128)	(7,966)
Increase in:
Accounts payable and accrued expenses	141,391	83,141
Deferred compensation and other liabilities	10,298	9,761

Net cash provided by operating activities	95,013	85,026

Cash flows from investing activities:
Purchases of investments	—	(135)
Proceeds from sales of investments	2,450	2,180
Purchases of property and equipment	(59,100)	(70,293)
Proceeds from sales of property and equipment	3,951	3,852

Net cash used by investing activities	(52,699)	(64,396)

Cash flows from financing activities:
Proceeds from notes payable	—	59,966
Principal payments on notes payable and capital lease obligations	(57,760)	(84,645)
Net repayment of lines of credit	—	20,104
Dividends paid	(15,029)	(13,690)
Repurchase of common stock	(26,685)	—

Net cash used by financing activities	(99,474)	(18,265)

Net (decrease) increase in cash and cash equivalents	(57,160)	2,365
Cash and cash equivalents at beginning of period	91,286	22,413

Cash and cash equivalents at end of period	$34,126	$24,778

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

     Certain prior period amounts have been reclassified to conform with current presentation.

(2)   Comprehensive Income (Loss)

     The following table sets forth the computation of comprehensive income (loss):

	Three Months Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net income	$17,574	$2,476	$40,593	$23,588
Other comprehensive income (loss):
Net change in fair value of interest rate swaps, net of $1,903 income tax benefit and $2,543 income tax expense for the three and nine months ended November 1, 2003, respectively and $2,734 and $8,785 income tax benefit for the three and nine months ended November 2, 2002, respectively	(3,239)	(4,656)	4,331	(14,959)

Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $56 and $168 income tax benefit for the three and nine months ended November 1, 2003 and November 2, 2002, respectively	96	96	288	288

Reclassification adjustment for interest rate swap dedesignation loss included in gain (loss) on property, equipment and investments, net of $2,398 income tax benefit for the three and nine months ended November 1, 2003, respectively	4,083	—	4,083	—

Unrealized gain on investments, net of $175 and $454 income tax expense for the three and nine months ended November 1, 2003, respectively and $177 and $265 income tax expense for the three and nine months ended November 2, 2002, respectively	297	301	774	462

Reclassification adjustment for investment gains included in net income, net of $77 and $20 income tax expense for the nine months ended November 1, 2003 and November 2, 2002,	—	—	(131)	(35)

Other comprehensive income (loss)	1,237	(4,259)	9,345	(14,244)

Total comprehensive income (loss)	$18,811	$(1,783)	$49,938	$9,344

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(3)   Accumulated Other Comprehensive Loss

     The following table sets forth the components of accumulated other comprehensive loss:

	November 1,	February 1,
	2003	2003

Unrealized loss on interest rate swaps, net of $8,657 and $8,544 income tax benefit as of November and 1, 2003 February 1, 2003, respectively	$(14,740)	$(23,442)
Unrealized gains on investments, net of $986 and $608 income tax expense as of November 1, 2003 and February 1, 2003, respectively	1,703	1,060

Accumulated other comprehensive loss	$(13,037)	$(22,382)

(4)   Dedesignation of Interest Rate Swap

     During the third quarter of fiscal year 2004, the Company dedesignated two interest rate swaps with a combined notional amount of $50 million that had previously been accounted for as cash flow hedges and repaid the associated variable rate debt. Accordingly, the Company recorded in loss on investments a non-cash pre-tax charge of $6.3 million ($4.1 million net of tax) in the quarter ended November 1, 2003.

     Prior to the dedesignation, the changes in fair values of effective interest rate swaps were recorded as adjustments to interest rate swap liability on the accompanying consolidated balance sheets with the offset recorded in accumulated other comprehensive loss, which as of February 1, 2003 amounted to $4.6 million, net of income tax benefit of $2.7 million. Subsequent changes in the fair value of the dedesignated interest rate swap contracts will be recognized in the consolidated statement of income as a gain (loss) on investments in the period in which they occur.

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

Accounts receivable, net consists of:

	November 1,	February 1,
	2003	2003

Customer receivables	$281,051	$326,419
Other receivables	50,970	19,750
Less allowance for doubtful accounts	(9,950)	(11,729)

Accounts receivable, net	$322,071	$334,440

(6)   Note Payable

     The Company’s note purchase agreement among the Company, The Belk Center, Inc., Enterprise Funding Corporation and Bank of America, as amended, (the “Note Payable”) expires on April 24, 2004 and, accordingly, the outstanding balance as of November 1, 2003 of $125 million has been included in current liabilities. However, the Note Payable may be renewed by mutual consent of the parties, and it is the Company’s intent to renew the facility and utilize it as long-term financing.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(7)   Implementation of New Accounting Standards

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

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 had no impact on the Company’s consolidated financial position or results of operations.

(8)   Stock Repurchase

     On May 21, 2003, the Company completed the self-tender offer authorized by the Board of Directors on March 13, 2003 and repurchased 2,808,998 shares of outstanding Class A and Class B common stock at a cost of $26.7 million.

(9)   Sale of Investment Property

     On August 26, 2003 the Company completed the sale of investment property located in downtown Charlotte, North Carolina for a net sales price of $21.6 million. The Company recognized a gain on the sale of $19.3 million ($12.1 million, net of tax) in the third quarter of fiscal year 2004.

(10)   Prepaid Pension Asset

     As of the Company’s pension plan measurement date of October 31, 2003, the pension plan accumulated benefit obligation exceeded the fair market value of the plan assets by approximately $8 million. As a result, the prepaid pension asset as of the fiscal year ending January 31, 2004 of $99.8 million will be substantially eliminated and an $8 million minimum pension liability will be recorded with a corresponding charge of approximately $65 million, net of tax, recognized in other comprehensive income, a component of stockholders’ equity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s condensed consolidated statements of income, as well as a period comparison of changes in comparable store net revenue.

	Three Months Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.0	70.5	67.7	68.9
Selling, general and administrative expenses	27.4	27.0	27.1	26.6
Asset impairment and store closing costs	—	0.1	—	0.0
Restructuring charge	—	—	—	0.5
Operating income	4.6	2.5	5.2	4.0
Interest expense, net	1.7	1.7	1.8	1.6
Income taxes	2.1	0.3	1.6	0.9
Net income	3.5	0.5	2.7	1.6
Comparable store net revenue increase (decrease)	1.5	(6.3)	(3.0)	(2.2)

Comparison of the Three and Nine Months Ended November 1, 2003 and November 2, 2002

     Revenues. The Company’s revenues for the three months ended November 1, 2003 increased 2.3%, or $11.6 million, to $508.5 million from $496.9 million over the same period in fiscal year 2003. The increase is attributable to a 1.5% increase in revenues from comparable stores in addition to $5.8 million of additional sales from new, expanded and remodeled stores.

     The Company’s revenues for the nine months ended November 1, 2003 decreased 1.3% or $20.0 million, to $1,503.3 million from $1,523.3 million over the same period in fiscal year 2003. The decrease is attributable to a 3.0% decrease in net revenues from comparable stores, partially offset by $21.0 million of additional sales from new, expanded and remodeled stores.

     Expansion and replacement stores are excluded from the comparable store net revenue change disclosed above. Including the expansion and replacement stores as comparable stores, comparable store net revenue increased 1.5% for the three months ended November 1, 2003 and decreased 2.6% for the nine months ended November 1, 2003.

     Cost of goods sold. As a percentage of revenues, cost of goods sold decreased to 68.0% and 67.7% for the three and nine months ended November 1, 2003, respectively, compared to 70.5% and 68.9% for the same periods in fiscal year 2003. The decrease is primarily attributable to improved operating efficiencies resulting from the Company’s Merchandise Restructuring completed during fiscal year 2003.

     Selling, general and administrative expenses. As a percent of revenues, selling, general and administrative expenses increased to 27.4% for the three months ended November 1, 2003 compared to 27.0% for the same period in fiscal year 2003. This increase was primarily attributable to increases in medical and casualty insurance expenses and a decrease in finance charge income, partially offset by lower bad debt expense from the Company’s proprietary credit card.

     As a percentage of revenues, selling, general and administrative expenses increased to 27.1% from 26.6% for the nine months ended November 1, 2003. The increase in expenses as a percentage of sales resulted from increases in medical and casualty insurance expense and additional depreciation related to new stores and store expansions, partially offset by increased finance charge income from the Company’s proprietary credit card.

     Interest Expense, net. Interest expense, net increased $2.8 million for the nine months ended November 1, 2003, compared to the same period in fiscal year 2003. The increase is primarily attributable to the decrease in the fair market value of the options associated with the Company’s interest rate swaps and a decrease in capitalized interest, partially offset by an increase in interest income generated from the Company’s short-term investments.

     Gain (loss) on property, equipment and investments. The gain on property, equipment and investments increased to $12.9 million and $13.8 million for the three and nine months ended November 1, 2003, respectively compared to losses of $0.5 million and $0.3 million for the same periods in fiscal year 2003. The current year gain is primarily due to a $19.3 million gain recognized on the sale of property located in Charlotte, North Carolina, partially offset by a $6.3 million loss on the dedesignation of two interest rate swaps.

     Net income. As a percentage of revenues, net income increased to 3.5% and 2.7% for the three and nine months ended November 1, 2003, respectively, compared to 0.5% and 1.6% for the same periods in fiscal year 2003. The increase was primarily due to the changes discussed above. Net income for the three and nine months ended November 2, 2002 were negatively impacted by a $4.6 million restructuring charge, net of a $2.6 million tax benefit.

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

Liquidity and Capital Resources

     The Company’s primary sources of liquidity are cash on hand, cash flow from operations, and borrowings under debt facilities. The Company’s debt facilities consist of a $250 million variable rate note, a $125 million ten-year variable rate bond facility, a $200 million revolving line of credit and a $132.4 million standby letter of credit.

     The $250 million variable rate note is governed by a note payable agreement that expires on April 24, 2004 and, accordingly, the outstanding balance as of November 1, 2003 of $125.0 million has been included in current liabilities. However, the note payable agreement is renewable by mutual consent of the parties, and the Company intends to renew the facility and utilize it as long-term financing.

     Net cash provided by operating activities increased $10.0 million, or 11.7%, to $95.0 million for the nine months ended November 1, 2003 from $85.0 million for the nine months ended November 2, 2002. The increase in cash provided by operating activities for the first nine months of fiscal year 2004 was principally due to increases in accounts payable and accrued expenses, partially offset by increases in merchandise inventory.

     Expenditures for property and equipment decreased $11.2 million, or 15.9%, to $59.1 million for the nine months ended November 1, 2003 from $70.3 million for the same time period in fiscal year 2003. On an annual basis, fiscal year 2004 capital expenditures are expected to be approximately $100 million compared to $75 million in fiscal year 2003.

     During the nine months ended November 1, 2003, the Company opened five new stores in Gulfport, Mississippi; Gallatin, Columbia, and Springfield, Tennessee; and Lufkin, Texas.

     Net cash used by financing activities increased $81.2 million to $99.5 million for the nine months ended November 1, 2003 from $18.3 million for the nine months ended November 2, 2002. This increase resulted from debt repayments of $57.8 million and the repurchase of 2,808,998 shares of common stock at a cost of $26.7 million.

     Management of the Company believes that cash flows from operations and the existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements for at least the next twelve months.

Contractual Obligations and Commercial Commitments

     To facilitate an understanding of the Company’s commercial commitments, the following data has been provided:

	Amount of Commitment Expiration per Period

	Total Amounts	Within 1		After 3
	Committed	Year	2-3 Years	Years

	(in thousands)
Other Commercial Commitments:
Standby Letters of Credit *	$132,398	$5,549	$126,849	$—
Import Letters of Credit	16,859	16,859	—	—

Total Commercial Commitments	$149,257	$22,408	$126,849	$—

*   Standby letters of credit includes a $126.8 million facility that supports the ten-year bonds (accrued principal and interest) due July 2008.

Critical Accounting Policies

     As of the Company’s pension plan measurement date of October 31, 2003, the pension plan accumulated benefit obligation (ABO) exceeded the fair market value (FMV) of the plan assets by approximately $8 million. As a result, the prepaid pension asset as of the fiscal year ending January 31, 2004 of $99.8 million will be substantially eliminated and an $8 million minimum pension liability will be recorded with a corresponding charge of approximately $65 million, net of tax, recognized in other comprehensive income, a component of stockholders’ equity. This non-cash charge will not affect the Company’s liquidity or compliance with debt covenants. If at a subsequent valuation date the FMV of the plan assets exceeds the ABO, the prepaid pension asset would be restored.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     During the third quarter of fiscal year 2004, the Company dedesignated two interest rate swaps with a combined notional amount of $50 million that had previously been accounted for as cash flow hedges and repaid the associated variable rate debt. Accordingly, the Company recorded in loss on investments a non-cash pre-tax charge of $6.3 million ($4.1 million net of tax) for the quarter ended November 1, 2003.

     Prior to the dedesignation, the changes in fair values of effective interest rate swaps were recorded as adjustments to interest rate swap liability on the accompanying consolidated balance sheets with the offset recorded in accumulated other comprehensive loss, which as of February 1, 2003 amounted to $4.6 million, net of an income tax benefit of $2.7 million. Subsequent changes in the fair value of the dedesignated interest rate swap contracts will be recognized in the consolidated statement of income as a gain (loss) on investments in the period in which they occur.

     A one-point interest rate change on the dedesignated interest rate swaps would cause the recognized fair value to fluctuate by approximately $2.2 million. The proforma information assumes a 100 basis point increase or decrease in market interest rates as of November 1, 2003. The sensitivity to interest rate fluctuations was determined using a valuation model that assumes a parallel shift in the swap yield curve.

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

     As of the end of the period covered by this report, the Company has evaluated under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Exchange Act). Based on the evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     During the period covered by this report, there were no changes or corrective actions in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

     In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

Item 2.  Changes in Securities and Use of Proceeds

     Not applicable

Item 3.  Defaults Upon Senior Securities

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.  Other Information

     Not applicable

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

A current report on form 8-K furnished on September 8, 2003, contained disclosure under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits”, and Item 9, “Regulation FD Disclosure.”

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELK, INC.

Dated: December 11, 2003	By: /s/ Ralph A. Pitts Ralph A. Pitts Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

By: /s/ Brian T. Marley Brian T. Marley Executive Vice President, Finance (Chief Financial Officer)