Form 10-K
period 2004-01-31
BELK INC
filed 2004-04-15
CIK 1051771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2004
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☒     No ☐

      The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the Registrant) as of August 2, 2003 (based on the price at which the common equity was last sold as of the last business day of the Company’s most recently completed second fiscal quarter) was $180,440,017. 51,999,326 shares of common stock were outstanding as of April 1, 2004, comprised of 50,942,382 shares of the registrant’s Class A Common Stock, par value $0.01, and 1,056,944 shares of the registrant’s Class B Common Stock, par value $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2004 are incorporated herein by reference in Part III.

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

      Our other filings with the Securities and Exchange Commission (“SEC”) may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.

      Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, even if future events or new information may impact the validity of such statements.

PART I

ITEM 1.	Business

General

      Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned department store business in the United States, with total revenues of approximately $2.26 billion for the fiscal year ended January 31, 2004. The Company and its predecessors have been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.

      The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2004” refer to the fiscal year ending January 31, 2004; references to “fiscal year 2003” refer to the period ending February 1, 2003; references to “fiscal year 2002” refer to the period ending February 2, 2002; and references to “fiscal year 2001” refer to the period ending February 3, 2001.

Fiscal Year	Ended	Weeks

2004	January 31, 2004	52
2003	February 1, 2003	52
2002	February 2, 2002	52
2001	February 3, 2001	53

      As of the end of its fiscal year 2004, the Company operated 221 retail department stores in 13 states primarily in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.

      Although the Company operates 50 Belk stores that exceed 100,000 square feet in size, most Belk stores range in size from 50,000 to 80,000 square feet. Most of the Belk stores are anchor tenants in major regional malls and shopping centers, primarily in medium and smaller markets. In addition to department stores, the Company operates two stores that sell limited selections of cosmetics, hosiery and accessories for women under the “Belk Express” store name. In the aggregate, the Belk stores occupy approximately 14.7 million square feet of selling space.

      Management of the Belk stores is organized into four regional operating divisions, with each unit headed by a division chairman and a director of stores. Each division supervises a number of stores and maintains an administrative office in the markets served by the division. Division offices provide overall management and support for the Belk stores in their regions. These divisions are not considered segments for reporting purposes.

Belk Stores Services, Inc., a subsidiary of Belk, Inc., and its subsidiary Belk Administration Company, along with Belk International, Inc., a subsidiary of Belk, Inc., and its subsidiary, Belk Merchandising Company, LLC (collectively “BSS”), coordinate the operations of Belk stores on a company-wide basis by providing services to the Belk division offices and stores, such as merchandising, marketing, merchandise planning and allocation, advertising and sales promotion, information systems, human resources, public relations, accounting, real estate and store planning, credit, legal, tax, distribution and purchasing.

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

      Focused Merchandise Assortments. The Company has positioned itself through its target customer focus to take advantage of significant sales growth opportunities in its women’s apparel (including special sizes), accessories and shoe businesses as well as its home business. The Company has launched merchandise initiatives focused on providing its target customer with in-depth assortments of updated, branded fashions that meet customers’ lifestyle needs for casual, career and social occasions.

      Compelling Sales Promotions. Belk’s sales promotion strategy focuses on promoting merchandise that the target customer desires, offering her compelling price values, and providing adequate inventory to support all sales promotion events.

      Distinctive Customer Service. The Company’s customer research has revealed that Belk generally differentiates itself from competitors through the high level of service and amenities that its stores provide. Belk intends to continue its tradition of employing sales associates who are knowledgeable about the merchandise they sell, approach customers promptly, help when needed and provide quick checkout.

      Winning Store and Market Strategy. The Company has a store and market strategy focused on maximizing return on investment and improving its competitive position. The approach to investment in new markets and the expansion and renovation of existing facilities includes a disciplined real estate evaluation process using rigorous financial and strategic measures and investment guidelines.

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

      During fiscal year 2004, a Company-wide profit improvement initiative begun in fiscal year 2002 continued to produce substantial expense savings and gross margin improvement along with gains in efficiency and productivity. Associates from throughout the Company contributed numerous ideas, many of which were implemented to help reduce costs and boost profits across all areas of the business. The profit improvement efforts had a significant positive impact on the Company’s overall financial results for the year. Integrating expense management and profit improvement strategies, processes and programs into operations throughout the Company will continue to be a top priority.

Growth Strategy

      The Company intends to continue to open new stores selectively in new and existing markets in order to increase sales, market share and customer loyalty. As the consolidation of the department store industry continues, the Company also will consider store acquisitions that offer opportunities for growth in existing and contiguous markets.

      Management believes that significant opportunities for growth exist in Belk markets where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. Although the Company will continue to take advantage of prudent opportunities to expand into large markets, the Company will focus its expansion in medium-sized markets with store units in the 50,000 to 80,000 square-foot size range.

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

      In fiscal year 2004, the Company opened eight new stores that have a combined selling space of approximately 465,000 square feet and completed major renovations of four existing stores.

      In fiscal year 2005, Belk plans to open fourteen new stores that will have a combined selling space of approximately 964,000 square feet. The Company also will complete expansions of three existing stores and major renovations of five existing stores.

      New stores and major renovations completed in fiscal year 2004 include:

New Stores

	Size (Selling	Opening	New or Existing
Location	Sq. Ft.)	Date	Market

Gulfport, MS (Crossroads Center)	60,000	3/12/03	New
Gallatin, TN (Village Green Commons)	52,300	9/10/03	New
Columbia, TN (The Shoppes of Columbia)	58,800	9/10/03	New
Springfield, TN (Centre Stage Shopping Center)	46,500	9/10/03	New
Lufkin, TX	56,300	9/10/03	New
Hot Springs, AR (Cornerstone Market Place)	64,100	11/5/03	New
Destin, FL (Destin Commons)	59,600	11/5/03	New
Conway, AR (Conway Commons)	67,300	11/5/03	New

Renovations

	Size (Selling	Opening	New or Existing
Location	Sq. Ft.)	Date	Market

Greensboro, NC (Four Seasons Mall)	174,200	Fall 2003	Existing
Shelby, NC (Cleveland Mall)	77,500	Fall 2003	Existing
Westminster, MD (Town Mall)	52,800	Fall 2003	Existing
Winston-Salem, NC (Hanes Mall)	200,700	Fall 2003	Existing

      New stores, store expansions and major store renovations scheduled for completion in fiscal year 2005 include:

New Stores

	Size (Selling	Scheduled	New or Existing
Location	Sq. Ft.)	Opening Date	Market

Waco, TX (Central Texas MarketPlace)	86,500	3/10/04	New
Mandeville, LA (Stirling Mandeville)	67,300	3/10/04	New
Beaufort, SC (Cross Creek Plaza)	58,600	3/10/04	Existing
Kerrville, TX (River Hills Mall)	50,300	3/10/04	New
Sherman, TX (Sherman Town Center)	67,300	3/10/04	New
Myrtle Beach, SC (Coastal Grand)	127,000	3/17/04	Existing
Lenoir, NC (Festival Centre)	49,800	3/24/04	Existing
Cumming, GA (Lakeland Plaza)	79,200	9/15/04	Existing
Sevierville, TN (River Place)	58,500	9/15/04	New
McKinney, TX (Eldorado Plaza)	59,300	9/15/04	New
Marietta, GA (Village Green)	59,300	9/15/04	New
Clermont, FL (Citrus Tower Village)	59,300	11/3/04	New
Viera, FL (The Avenue Viera)	59,300	11/3/04	New
Auburn, AL (Colonial Mall)	82,400	11/3/04	New

Store Expansions

	Size (Selling	Scheduled	New or Existing
Location	Sq. Ft.)	Opening Date	Market

Corinth, MS (Southgate Plaza)	27,300	4/21/04	Existing
Cullman, AL (Cullman Shopping Center)	76,100	6/9/04	Existing

Store Renovations

	Size (Selling	Scheduled	New or Existing
Location	Sq. Ft.)	Opening Date	Market

Savannah, GA (Oglethorpe Mall)	139,300	10/13/04	Existing
N. Charleston, SC (Northwoods Mall)	94,000	10/13/04	Existing
Sumter, SC (Sumter Mall)	57,600	11/3/04	Existing
Winchester, VA (Apple Blossom Mall)	66,700	11/3/04	Existing
Athens, GA (Georgia Square)	102,000	11/3/04	Existing

Merchandising

      Belk stores feature quality name brand and private label merchandise in moderate to better price ranges, providing fashion, selection and value to customers. The merchandise mix is targeted to middle and upper income customers shopping for their families and homes, and includes a wide selection of fashion apparel, accessories and shoes for women, men and children, as well as cosmetics, home furnishings, housewares, gift and guild, jewelry, and other types of department store merchandise. The goal is to position Belk stores as the leaders in their markets in providing updated, fashionable assortments with depth in style, selection and value.

      Belk stores offer complete assortments of many national brands. The Company has enjoyed excellent long-term relationships with many top apparel and cosmetics suppliers and is often the exclusive distributor of apparel, accessories and cosmetic lines in its markets. These exclusive distribution arrangements enhance the Belk stores’ image as fashion leaders and enable Belk to offer customers exclusive and original merchandise that is not generally available in other stores in their markets.

      Belk stores also offer exclusive private brands in selected merchandise categories that provide customers with merchandise that is comparable in quality and style with national brands at substantial savings. Belk private brands, which include Kim Rogers, Madison Studio, J. Khaki, Meeting Street, Saddlebred and Home Accents, provide outstanding value for customers and set Belk apart from its competitors. During fiscal year 2004, the Company significantly expanded its private brand business as a percentage of total sales and achieved excellent sales and gross margin performance.

The Merchandising Restructuring

      In August 2002, the Company consolidated its merchandising, marketing and sales promotion functions into a single organization located at the Company’s corporate offices in Charlotte, NC. The new organization includes a central planning and allocation function that oversees the distribution and allocation of merchandise to all Belk stores. The consolidation has enabled the Company to achieve more unified and consistent execution of its merchandising, marketing and advertising strategies and provide more focused merchandise assortments at the store level. The consolidation has also produced cost savings and greater operating efficiencies. The consolidation was substantially completed in the third quarter of fiscal year 2003.

Marketing

      The Company employs strategic marketing initiatives and strategies to develop and enhance the equity of the Belk brand, strengthen its relationship with and become the desired destination for the target customer, and create and strengthen “one-to-one” relationships with customers. The Company’s primary marketing strategy emphasizes direct communications with customers through personal contact and the use of multi-faceted advertising, marketing and sales promotion programs. This strategy involves extensive mass media print and broadcast advertising, direct mailings to charge customers, comprehensive store visual merchandising and signing, in-store special events (e.g., trunk shows, celebrity and designer appearances, Charity Day and Seniors’ Day) and magazine, newspaper and billboard advertising. The Company also provides information about the Company and its bridal gift registry on the www.belk.com website.

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

Gift Cards

      The Company’s “Great Gifts Card” program provides a convenient option for customer gift-giving and enables stores to issue electronic credits to customers in lieu of cash refunds for merchandise returned without sales receipts. Four types of Great Gifts Cards are available, each with its own distinctive design and appeal: Bridal/Anniversary, Holiday, Zuniverse (for juniors customers) and Standard.

Salons and Spas

      The Company owns and operates twelve hair styling salons in various store locations, nine of which also offer spa services. The hair salons offer the latest hair styling services as well as wide assortments of top brand name beauty products, including Aveda. The spas offer massage therapy, skincare, nail treatments and other specialized services. The salons and spas in the Belk stores at SouthPark Mall in Charlotte, NC, Asheville Mall in Asheville, NC, Columbiana Centre in Columbia, SC, Triangle Towne Center in Raleigh, NC, the Streets at Southpoint in Durham, NC, and Westfield Shoppingtown/Independence Mall in Wilmington, NC operate under the name of “Carmen! Carmen! Prestige Salon and Spa at Belk.” In fiscal year 2005, the Company plans to open one additional “Carmen! Carmen! Prestige Salon and Spa at Belk” at Belk of Coastal Grand Myrtle Beach, Myrtle Beach, SC.

Belk Gift Registry

      The Company’s gift registry offers a wide assortment of bridal merchandise that can be registered and purchased online at www.belk.com or in local Belk stores and shipped directly to the customer or gift recipient. The gift registry is a fully integrated system that combines the best of Internet technology and in-store shopping. Brides and engaged couples can conveniently create their gift registry and make selections through www.belk.com from a home computer, or they can go to a Belk store where a certified professional bridal consultant can provide assistance using the store’s online “Great Gifts” kiosk. In the Belk stores that have kiosks, brides and engaged couples can use a portable scanning device, which enables them to quickly and easily enter information on their gift selections directly into the registry system.

Belk Proprietary Charge Programs

      The Company offers its customers the convenience of paying for their purchases on credit using a variety of proprietary charge payment programs, including a 30-day revolving account, an interest-free 30-60-90 day account, an interest-free table top plan (for china, crystal, silver and other gift purchases) and an interest-free fine jewelry plan.

      The Company promotes the development of new and existing cardholder business through targeted marketing campaigns and active solicitation efforts within Belk stores. The Company’s “Belk Select” affinity program is designed to recognize and reward its best Belk charge customers, attract profitable new customers, increase sales from existing customers and expand the active Belk credit card account base. The program offers special benefits and services to charge customers whose Belk charge purchases total $650 or more in a calendar year. The benefits and services include $5 in free “Belk Reward Dollars” for every $150 charged to their Belk Select card which can be applied toward future Belk purchases, “Make Your Own Sale” certificates, free deluxe gift wrapping, free basic alterations, choice of billing dates, no annual fee, and notifications of special savings, sales events and courtesy shopping days.

      The Company’s charge cards are issued through Belk National Bank, a subsidiary of the Company located in Lawrenceville, Georgia.

Systems and Technology

      Belk makes significant investments in technology and information systems in order to drive sales, improve operating efficiency and support its overall business strategy. The Company has prioritized the development and implementation of computerized systems to support its merchandising, marketing, sales floor, inventory management, logistics, finance, operations and human resources initiatives. These systems enable management quickly to identify sales trends, order, track and distribute merchandise, manage markdowns and monitor merchandise mix and inventory levels. During fiscal year 2004, the Company began development of a new information system to support its merchandise planning and allocation organization; began development of a coupon management system that enables the scanning of bar coded coupons at the point of sale; expanded and added enhanced capabilities to its customer data warehouse, including broadcast reporting and web access to information; implemented capability for electronic transmittal of bulk purchase orders to vendors; implemented a new company wide human resources information system (Belk HR Online); enhanced its point of sale system to simplify and speed up customers’ merchandise return transactions; replaced its fixed asset system to improve control of capital budgeting and spending; implemented a new check authorization system to reduce costs and improve point of sale efficiency; enhanced its radio frequency technology applications for store pricing, inventory and merchandise transfers; implemented new technologies for selected stores, including customer service call buttons, customer price checking, and sales floor kiosks that enable customers to locate merchandise and allow stores to issue “instant credit” Belk charge applications; and converted corporate and division offices telephone systems to “voice over IP” technology that enables the Company to use data lines for long distance voice communications.

Inventory Management and Logistics

      The Company operates a 371,000 square foot Central Distribution Center in Blythewood, SC that incorporates the latest distribution center design, technology and equipment and facilitates the automation of many labor-intensive processes. During fiscal year 2004, the Company continued its focus on increasing the number of merchandise vendors certified for cross-dock shipments and on ensuring ongoing vendor compliance with “floor ready” industry standards. The Company reduced on-hand carton inventory and aging, decreased the number of freight carriers used, and continued to enforce new standards of performance.

      The Central Distribution Center, working in conjunction with the Company’s inventory management systems and “floor ready” initiatives, continued to reduce merchandise cycle time, improve merchandise margin and reduce expenses. The Company’s “Store Ready” processes for store merchandise receiving enable stores to receive and process merchandise shipments and move goods to the sales floor quickly and efficiently, thus ensuring the ongoing timely delivery of fresh goods to meet customers’ shopping needs.

Non-Retail Businesses

      Several of the Company’s subsidiaries engage in businesses that indirectly or directly support the operations of the retail department stores. The non-retail businesses include United Electronic Services, Inc. (“UES”), a wholly owned subsidiary of Belk, Inc., which provides equipment maintenance services, primarily for cash registers, but also for other equipment. UES provides these services to the Company pursuant to contracts with BSS.

Industry and Competition

      The Company operates retail department stores in the highly competitive retail apparel industry. Management of the Company believes that the principal competitive factors for retail department store operations include merchandise selection, quality, value, customer service and convenience. The Company believes its stores are strong competitors in all of these areas. The Company’s primary competitors are traditional department stores, mass merchandisers, national apparel chains, individual specialty apparel stores and direct merchant firms, including Federated Department Stores, Inc., Wal-Mart Stores, Inc., Target Corp., Kohl’s Corporation, The May Department Stores Company, Dillard’s, Inc., Saks, Inc., Sears Roebuck & Co. and J.C. Penney Company, Inc.

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

Seasonality and Quarterly Fluctuations

      Due to the seasonal nature of the retail business, the Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenues, operating income and net income. A disproportionate amount of the Company’s revenues and a substantial amount of the Company’s operating and net income are realized during the fourth quarter, which includes the Christmas selling season. Working capital requirements also fluctuate during the year, increasing somewhat in mid-summer in anticipation of the fall merchandising season and increasing substantially prior to the Christmas selling season when the Company carries higher inventory levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations.”

Associates

      As of January 31, 2004, the Company had approximately 17,200 full-time and part-time associates. Because of the seasonal nature of the retail business, the number of associates fluctuates from time to time and is highest during the holiday shopping period in November and December. The Company as a whole considers its relations with associates to be good. None of the associates of the Company are represented by unions or subject to collective bargaining agreements.

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

Store Locations

      As of January 31, 2004, the Company operated a total of 221 retail stores, with approximately 14.7 million selling square feet, in the following states:

Alabama — 4	Maryland — 2	Tennessee — 7
Arkansas — 5	Mississippi — 2	Texas — 4
Florida — 20	North Carolina — 75	Virginia — 19
Georgia — 40	South Carolina — 37	West Virginia — 2
Kentucky — 4

      Belk stores are located in regional malls (117), strip shopping centers (89), “power” centers (6) and “lifestyle” centers (4). Additionally, there are five freestanding stores. Approximately 82% of the gross square footage of the typical Belk store is devoted to selling space to ensure maximum operating efficiencies. A majority of the stores are either new or have undergone renovations within the past ten years. The new and renovated stores feature the latest in retail design, including updated exteriors and interiors. The interiors are designed to create an exciting, comfortable and convenient shopping environment for customers. They include the latest lighting and merchandise fixturing, as well as quality decorative floor and wall coverings and other special decor. The store layout is designed for ease of shopping, and store signage is used to help customers identify and locate merchandise.

      As of January 31, 2004, the Company owned 60 store buildings, leased 147 store buildings under operating leases and owned 24 store buildings under ground leases. The typical operating lease has an initial term of between 15 and 20 years, with four renewal periods of five years each, exercisable at the Company’s option. The typical ground lease has an initial term of 20 years, with a minimum of four renewal periods of five years each, exercisable at the Company’s option.

Non-Store Facilities

      The Company also owns or leases the following distribution centers, division offices and headquarters facilities:

Belk Property	Location	Own/Lease

Belk, Inc. Western Division Office	Greenville, SC	Lease
Belk, Inc. Corporate Offices	Charlotte, NC	Own
Belk Central Distribution Center	Blythewood, SC	Lease

Other

      The Company owns or leases various other real properties, including primarily former store locations and distribution centers. Such property is not material, either individually or in the aggregate, to the Company’s consolidated financial position or results of operations.

ITEM 3.	Legal Proceedings

      The Company is engaged from time to time in various legal actions in the ordinary course of its business. Management of the Company believes that none of the various actions and proceedings involving the Company will have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended January 31, 2004.

PART II

Item 5.	Market Information for Registrant’s Common Equity and Related Stockholder Matters

      Neither the Class A Common Stock, par value $.01 per share (the “Class A Common Stock”) nor the Class B Common Stock, par value $.01 per share (the “Class B Common Stock”) was listed or traded on a public market during any part of fiscal year 2004. There is no established public trading market for either class of the Registrant’s common stock. As of January 31, 2004, there were approximately 560 holders of record of the Class A Common Stock and 261 holders of record of Class B Common Stock. On March 10, 2004, the Company declared a regular dividend of $0.275 and a special one-time dividend of $0.20 on each share of the Class A and Class B Common Stock outstanding on that date. On March 13, 2003, the Company declared a regular dividend of $0.275 on each share of the Class A and Class B Common Stock outstanding on that date. The amount of dividends paid out with respect to fiscal year 2005 and each subsequent year will be determined at the sole discretion of the Board of Directors based upon the Company’s results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. For a discussion of the Company’s debt facilities and their restrictions on dividend payments, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 6.	Selected Financial Data

	52 Weeks	52 Weeks	52 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended
	January 31,	February 1,	February 2,	February 3,	January 29,
	2004	2003	2002	2001	2000

	(dollars in thousands, except per share amounts)
SELECTED STATEMENT OF INCOME DATA:
Revenues	$2,264,907	$2,241,555	$2,236,054	$2,263,801	$2,138,959
Cost of goods sold	1,506,905	1,512,045	1,536,506	1,566,599	1,456,696
Depreciation and amortization	91,007	89,312	83,625	74,102	65,117
Operating income	192,766	167,461	137,144	132,288	144,323
Income from continuing operations	111,547	84,017	64,641	57,626	72,706
Loss from discontinued operations(1)	—	—	(221)	(292)	(1,543)
Net income	111,547	84,017	63,382	57,333	71,163
Basic and diluted income per share:
From continuing operations	2.11	1.53	1.18	1.05	1.31
Net income	2.11	1.53	1.16	1.04	1.28
Cash dividends per share	0.275	0.25	0.25	0.25	0.24
SELECTED BALANCE SHEET DATA:
Accounts receivable, net	311,141	334,440	343,247	339,591	340,061
Merchandise inventory	496,242	487,490	495,744	542,262	501,033
Working capital	684,794	670,448	610,514	619,055	591,054
Total assets	1,730,263	1,736,102	1,707,380	1,734,744	1,631,646
Short-term debt	—	—	6,089	9,715	7,854
Long-term debt and capitalized lease obligations	308,488	365,553	410,587	452,579	405,357
Stockholders’ equity	969,499	954,284	898,242	865,070	822,094
SELECTED OPERATING DATA:
Number of stores at end of period	221	214	207	207	206
Comparable store net revenue increase (decrease)(2)	(0.9% )	(3.2% )	(2.1% )	4.4%	2.4%

(1)	Loss from discontinued operations represents the operating results of TAGS, LLC, which owned and operated outlet stores.

(2)	On a 52 versus 52 week basis, comparable store net revenues decreased 0.7% in fiscal year 2002 and increased 3.2% in fiscal year 2001. Comparable store net revenue includes sales from stores open during the entire fiscal year in both the current and prior year, excluding stores that have been expanded in either fiscal year.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Belk, together with its subsidiaries, is the largest privately owned department store business in the United States, with total revenues of approximately $2.26 billion for the fiscal year ended January 31, 2004. The Company and its predecessors have been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.

      The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2005” refer to the fiscal year ending January 29, 2005; references to “fiscal year 2004” refer to the period ended January 31, 2004; references to “fiscal year 2003” refer to the period ended February 1, 2003; and references to “fiscal year 2002” refer to the period ended February 2, 2002.

      As of the end of its fiscal year 2004, the Company operated 221 retail department stores in 13 states primarily in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.

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

      The Company operates retail department stores in the highly competitive retail apparel industry. The Company’s primary competitors are traditional department stores, mass merchandisers, national apparel chains, individual specialty apparel stores and direct merchant firms. In addition to intense competition, the retail industry has experienced downward sales pressure in recent years due primarily to national, regional and local economic conditions.

      Management believes that significant opportunities for growth exist in Belk markets where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. Although the Company will continue to take advantage of prudent opportunities to expand into large markets, the Company will focus its expansion in medium-sized markets with store units in the 50,000 to 80,000 square-foot size range. One of the more significant challenges currently facing the Company’s management team is to continue to identify new Belk markets and to effectively increase the Company’s net store selling square footage. In fiscal year 2004, the Company increased net store selling square footage by 343,700 square feet, or 2.4%, and plans to expand by an additional 733,800 square feet, or 5.0%, in 2005.

      The Company focuses on four key indicators to assess performance and growth. These key indicators are: (1) comparable store sales, (2) gross profit rate, (3) expense rate, and (4) net square footage growth. The Company’s progress against these indicators is discussed throughout Management’s Discussion and Analysis (“MD&A”).

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s consolidated statements of income and other pertinent financial and operating data.

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 31,	February 1,	February 2,
	2004	2003	2002

SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	66.5	67.5	68.7
Selling, general and administrative expenses	24.9	24.7	24.5
Asset impairment and store closing costs	—	—	0.6
Restructuring charge	0.1	0.4	—
Operating income	8.5	7.5	6.1
Interest expense, net	1.7	1.6	1.8
Income taxes	2.6	2.2	1.7
Income from continuing operations	4.9	3.7	2.9
Net income	4.9	3.7	2.8
SELECTED OPERATING DATA:
Selling square footage (in thousands)	14,653	14,310	13,821
Store revenues per selling sq. ft	$155	$157	$162
Comparable store net revenue decrease	(0.9)%	(3.2)%	(2.1)%
Number of stores
Opened	8	9	4
Closed	(1)	(2)	(4)
Total — end of period	221	214	207

Comparison of Fiscal Years Ended January 31, 2004 and February 1, 2003

      Revenues. In fiscal year 2004, the Company’s revenues increased 1.0%, or $23.4 million, to $2.265 billion from $2.242 billion. The increase resulted from additional revenue of $39.6 million from new, expanded and remodeled stores and from improved comparable store sales in the fourth quarter of fiscal year 2004. The increase was partially offset by a 0.9% decrease in revenue from comparable stores due to a soft economy and a difficult sales environment during the first half of fiscal year 2004.

      Expansion and replacement stores are excluded from the comparable store net revenue change disclosed above. Including the expansion and replacement stores as comparable stores, comparable store net revenue decreased by 0.5% for the twelve months ended January 31, 2004. Beginning in fiscal year 2005, the Company’s definition of comparable stores sales will no longer exclude replacement and expansion stores. Non-comparable stores will only include closing stores and new stores that have not reached the one-year anniversary of their opening prior to the beginning of the fiscal year in which they were constructed. The Company believes this revised measure is a more accurate indicator of existing store performance and is a common basis used by other retailers.

      Cost of Goods Sold. As a percentage of revenues, cost of goods sold decreased to 66.5% in fiscal year 2004 as compared to 67.5% in fiscal year 2003. The decrease is primarily attributable to improved margin on inventory purchases, improved operating efficiencies and a 0.15% reduction in direct costs as a percentage of revenues resulting from the Company’s Merchandising Restructuring completed during fiscal year 2003.

      Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $563.2 million in fiscal year 2004, compared to $553.4 million in fiscal year 2003. As a percentage of revenues, SG&A increased to 24.9% in fiscal year 2004 from 24.7% in fiscal year 2003. The increase in SG&A expenses as a percentage of revenues resulted primarily from increases in pension costs and casualty insurance costs as a percentage of revenues of approximately 0.22% each, and an increase in bad debt expense as a percentage of revenues of 0.08%. These increases were partially offset by a decrease in payroll costs as a percentage of revenues of 0.12%, a 0.08% increase in income as a percentage of revenues generated from the

Company’s proprietary credit card, and a 0.09% decrease in recruiting and relocation expenses as a percentage of revenues due to one-time costs incurred in fiscal year 2003 associated with the Merchandise Restructuring.

      During fiscal years 2004 and 2003, the Company’s bad debt expense, net of recoveries, associated with the issuance of credit on the Belk proprietary credit cards, was $17.5 million and $15.6 million, respectively. During fiscal years 2004 and 2003, finance charge income on the outstanding Belk proprietary credit card receivables was $63.0 million and $60.9 million, respectively. Accounts receivable management and collection services expenses for fiscal years 2004 and 2003 were $18.8 million and $19.9 million, respectively.

      Asset Impairment and Store Closing Costs. During fiscal year 2003, the Company recorded $0.5 million of exit costs related to the closing of one store in fiscal year 2003 and one store in the first quarter of fiscal year 2004. The exit costs consisted primarily of post-closing real estate lease obligations and severance costs. The Company did not incur any charges related to asset impairment or store closings in fiscal year 2004.

      Restructuring Charges. In fiscal year 2004 and 2003, the Company recorded a $2.0 million and $0.8 million charge, respectively, in connection with the restructuring of its logistics network. The charges are due to increases in projected costs related to post-closing real estate lease obligations.

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

      Gain (loss) on property, equipment and investments. The gain on property, equipment and investments increased to $14.8 million for the fiscal year ended January 31, 2004, compared to losses of $0.4 million for the fiscal year ended February 1, 2003. The current year gain is primarily due to a $19.3 million gain recognized on the sale of property located in Charlotte, North Carolina, partially offset by a $6.5 million loss on the dedesignation of two interest rate swaps.

      Income taxes. For fiscal year 2004, the Company experienced a decrease in its effective tax rate from 37.2% to 34.6%. The decrease in rate is primarily attributable to an increase in non-taxable income and deductible expenses that qualify as permanent differences and a decrease in the effective state income tax rates.

Comparison of Fiscal Years Ended February 1, 2003 and February 2, 2002

      Revenues. In fiscal year 2003, the Company’s revenues increased 0.2%, or $5.5 million, to $2.242 billion from $2.236 billion. The increase resulted primarily from additional revenues of $73.7 million generated from new, expanded and remodeled stores, offset by a 3.2% decrease in net revenues from comparable stores due to an overall downward trend in department store sales experienced during the third and fourth quarters of fiscal year 2003.

      Cost of Goods Sold. As a percentage of revenues, cost of goods sold decreased to 67.5% in fiscal year 2003 as compared to 68.7% in fiscal year 2002. The decrease is primarily attributable to improved margin on inventory purchases and improved operating efficiencies related to the consolidation of the Company’s distribution facility and merchandising function in fiscal years 2002 and 2003, respectively.

      Selling, General and Administrative Expenses. SG&A expenses were $553.4 million in fiscal year 2003, compared to $548.3 million in fiscal year 2002, an increase of 0.9%. As a percentage of revenues, SG&A increased to 24.7% in fiscal year 2003 from 24.5% in fiscal year 2002. The increase in SG&A expenses as a percentage of revenues resulted primarily from incremental SG&A expenses of $8.5 million associated with the Merchandising Restructuring that do not qualify as restructuring expense. The majority of these expenses related to relocation costs for associates and accelerated amortization over the remaining useful life of abandoned leasehold improvements in the division offices. SG&A expenses were also negatively impacted by additional depreciation associated with the new stores and store expansions and an increase in overall employee benefit costs. The increases in SG&A expenses were partially offset by lower store payroll costs resulting from improved operating efficiencies and increased finance charge income and lower bad debt expense from the Company’s proprietary credit cards.

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

      Discontinued Operations. During fiscal year 2002, the Company recognized after-tax losses on disposal of discontinued operations of $0.2 million as a result of increases in the estimated costs associated with the disposal of the TAGS leased property and did not incur any additional charges related to discontinued operations in fiscal year 2003.

      Cumulative effect of change in accounting principle. In connection with the implementation of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company recorded a $1.0 million charge to net income as of the beginning of fiscal year 2002 related to its interest rate swap contracts with option provisions. The adjustment represented the fair market value, net of tax benefit, of these contracts as of February 4, 2001.

Seasonality and Quarterly Fluctuations

      The Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenues, operating income and net income due to the seasonal nature of the retail business. The highest revenue period for the Company is the fourth quarter, which includes the Christmas selling season. A disproportionate amount of the Company’s revenues and a substantial amount of the Company’s operating and net income are realized during the fourth quarter. If for any reason the Company’s revenues were below seasonal norms during the fourth quarter, the Company’s annual results of operations could be adversely affected. The Company’s inventory levels generally reach their highest levels in anticipation of increased revenues during these months.

      The following table illustrates the seasonality of revenues by quarter as a percentage of the full year for the fiscal years indicated.

	2004	2003	2002

First quarter	22.2%	23.8%	22.9%
Second quarter	21.7	22.1	21.8
Third quarter	22.5	22.1	22.6
Fourth quarter	33.6	32.0	32.7

      The Company’s quarterly results of operations could also fluctuate significantly as a result of a variety of factors, including the timing of new store openings.

Liquidity and Capital Resources

      The Company’s primary sources of liquidity are cash on hand, cash flow from operations and borrowings under debt facilities. The Company’s debt facilities consist of a $250 million variable rate note, a $125 million ten-year variable rate bond facility, a $200 million revolving line of credit and a $127 million standby letter of credit, of which $0 was outstanding at January 31, 2004. The debt facilities place certain restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock and guarantees, and require maintenance of minimum financial ratios. As of January 31, 2004, the Company was in compliance with all covenants and does not anticipate that compliance with the covenants will impact the Company’s liquidity in fiscal year 2005. The $250 million variable rate note is collateralized by the Company’s customer accounts receivable and limits borrowings under the facility to approximately 72% of the Company’s customer accounts receivable. The $250 million variable rate note expires in April 2005 and the Company intends to renew the facility and utilize it as long-term financing. The revolving credit facility and standby letter of credit facility expire in July 2005.

      Because the interest rates on some of the Company’s debt agreements vary with LIBOR or commercial paper rates, the Company has entered into interest rate swap agreements with a financial institution to manage the exposure to changes in interest rates. The notional amount of the interest rate swaps is $300 million for fiscal years 2004 through 2009, $125 million for fiscal years 2010 through 2012, and $50 million for fiscal year 2013. Due to reduced borrowing needs, during the third quarter of fiscal year 2004, the Company dedesignated two interest rate swaps with a combined notional amount of $50 million that had previously been accounted for as cash flow hedges. The swaps will mature in fiscal year 2009; however the Company may choose to terminate the dedesignated interest rate swaps prior to their maturity. As of January 31, 2004, the cost to terminate the swaps would have been $5.8 million. A fluctuation of 1% in the LIBOR interest rate would increase or decrease the termination cost by approximately $2.2 million.

      Operating activities provided cash of $273.0 million during fiscal year 2004, as compared to $203.3 million in fiscal year 2003. The increase in cash provided by operating activities compared to the prior period was principally due to a $27.5 increase in net income, decreases in accounts receivable and increases in accounts payable and accrued expenses.

      Investing activities used cash of $96.9 million during fiscal year 2004, as compared to $67.1 million in fiscal year 2003. The increase in cash used for investing activities was primarily due to a $52.0 million increase in purchases of property and equipment, partially offset by a $22.1 million increase in proceeds from the sale of property, equipment, and investments. The current year proceeds consist primarily of $25.6 million related to the sale of investment property described in Note 9 of the Notes to the Consolidated Financial Statements.

      Expenditures for property and equipment were $127.1 million during fiscal year 2004, compared to $75.0 million in fiscal year 2003. During fiscal year 2004, the Company’s capital expenditures included expenditures for opening eight new stores and making significant renovations to and/or expansions of four existing stores. The Company currently projects capital expenditures over the next three fiscal years to average approximately $140 million per year.

      Net cash used by financing activities amounted to $101.3 million and $67.3 million during fiscal years 2004 and 2003, respectively. The increase is a result of reductions in outstanding debt and the repurchase of 2,808,998 shares of common stock at a cost of $26.7 million.

      Management of the Company believes that cash flows from operations and its credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service agreements for the next 12 months.

Related Party Transactions

      In October 2001, the Company extended loans to Mr. Thomas M. Belk, Jr., Mr. H.W. McKay Belk and Mr. John R. Belk in the principal amounts of $2.5 million, $2.5 million and $2.0 million, respectively. In February 2002, the loan to Mr. John R. Belk was increased to $2.5 million. The loans are being repaid to the Company in equal annual installments of $1.5 million plus interest in cash or stock over a five-year period that began January 3, 2003. The loans bear interest at LIBOR plus 1.5%. The Company received the second of the five payments, including principal and interest, from the three executives on January 3, 2004. The Sarbanes-Oxley Act of 2002 prohibits extensions of credit to executive officers and directors and the “material modification” of any term of a loan that was extended before July 30, 2002. The Company entered into these loans in October 2001 and February 2002, before the Sarbanes-Oxley Act of 2002 was enacted. Since that time, the Company has not made any new extensions of credit to executive officers or directors nor materially modified the terms of any existing loans.

Contractual Obligations and Commercial Commitments

      To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

	Payments Due by Period

		Within 1
	Total	Year	2 - 3 Years	4 - 5 Years	After 5 Years

	(in thousands)
Contractual Obligations
Long-Term Debt	$273,994	$4,873	$144,121	$125,000	$—
Capital Lease Obligations	56,299	5,265	9,751	9,618	31,665
Operating Leases	214,674	30,876	51,913	39,477	92,408
Purchase Obligations(a)	154,698	66,515	52,123	36,060	—

Total Contractual Cash Obligations	$699,665	$107,529	$257,908	$210,155	$124,073

	Amount of Commitment Expiration per Period

	Total
	Amounts	Within 1
	Committed	Year	2 - 3 Years	4 - 5 Years	After 5 Years

	(in thousands)
Other Commercial Commitments
Standby Letters of Credit(b)	$132,398	$—	$132,398	$—	$—
Import Letters of Credit	19,003	19,003	—	—	—

Total Commercial Commitments	$151,401	$19,003	$132,398	$—	$—

(a)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Agreements that are cancelable without penalty have been excluded. Purchase obligations relate primarily to purchases of property and equipment, information technology contracts, maintenance agreements and advertising contracts.

(b)	Standby letters of credit include a $127 million facility that supports the ten-year bond facility (accrued principal and interest) due July 2008.

      Obligations under the pension and postretirement benefit plans are not included in the contractual obligations table. The Company’s pension plan funding policy is to contribute amounts necessary to satisfy minimum pension funding requirements plus such additional amounts from time to time as are determined to be appropriate to improve the plan’s funded status. The pension plan’s funded status is affected by many factors including discount rates and the performance of plan assets. The Company is not required to make minimum pension funding payments in fiscal year 2005, but may make discretionary contributions during the year based on the plan’s expected November 1, 2004 funded status. During fiscal year 2004, the Company made a $10 million voluntary contribution to the pension plan. The Company’s postretirement plan is not funded in advance. Postretirement benefit payments during fiscal year 2004 totaled $2.4 million.

      Also excluded from the contractual obligations table are payments the Company may make for employee medical costs and workers compensation, general liability and automobile claims.

Implementation of New Accounting Standards

      In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS No. 149 are effective for all derivatives and hedging activity entered into after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial position or results of operations.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial position or results of operations.

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

      The following critical accounting policies are used in the preparation of the consolidated financial statements:

      Inventory Valuation. Inventories are valued using the lower of cost or market value, determined by the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Also, it is recognized that the use of the retail inventory method will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as resulting gross margins. These significant estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce distorted or inaccurate costs. In addition, failure to take markdowns currently can result in an overstatement of cost under the lower of cost or market principle.

      Vendor Allowances. The Company receives allowances from its vendors through a variety of programs and arrangements, including markdown reimbursement programs. These vendor allowances are generally intended to offset the Company’s costs of selling the vendors’ products in its stores. Allowances are recognized in the period in which the Company completes its obligations under the vendor agreements. Most incentives are deducted from amounts owed to the vendor at the time the Company completes its obligations to the vendor or shortly thereafter. The following summarizes the types of vendor incentives and the Company’s applicable accounting policy:

•	Advertising allowances — Represents reimbursement of advertising costs initially funded by the Company. Amounts are recognized as a reduction to selling, general and administrative expenses in the period that the advertising expense is incurred.

•	Markdown allowances — Represents reimbursement for the cost of markdowns to the selling price of the vendors merchandise. Amounts are recognized as a reduction to cost of goods sold in the later of the period that the merchandise is marked down or the reimbursement is negotiated. Amounts received prior to recognizing the markdowns are recorded as a reduction to the cost of inventory.

•	Payroll allowances — Represents reimbursement for payroll costs. Amounts are recognized as a reduction to SG&A expense in the period that the payroll cost is incurred.

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

      Restructuring and Store Closing Reserves. The Company reduces the carrying value of property and equipment to fair value for owned locations or recognizes a reserve for future obligations for leased facilities at the time the Company ceases using property and/or equipment. The reserve includes future minimum lease payments and common area maintenance and taxes. Additionally, the Company makes certain assumptions related to potential subleases and lease buyouts that reduce the recorded amount of the accrual. These assumptions are based on management’s knowledge of the market and other relevant experience, including information provided by third party real estate brokers. However, significant changes in the real estate market and the inability to enter into the subleases or obtain buyouts within the estimated time frame may result in increases or decreases to these reserves.

      Pension and Postretirement Obligations. The Company utilizes significant assumptions in determining its periodic pension and postretirement expense and obligations that are included in the consolidated financial statements. These assumptions include determining an appropriate discount rate, investment earnings, rate of compensation increase, as well as the remaining service period of active employees. The Company utilizes a qualified actuary to calculate the periodic pension and postretirement expense and obligations based upon these assumptions and actual employee census data.

      The funded status of the Company’s pension plan has experienced significant declines in recent years, due to the losses experienced in the stock market and the decrease in interest rates during fiscal years 2003 and 2004. The losses incurred on plan assets in fiscal years 2002 and 2003 amounted to $46.6 million and had a significant impact on the fair value of plan assets. The increases in the projected benefit obligation (“PBO”) and accumulated benefit obligation (“ABO”) have been attributable to reductions in the discount rates used to value these obligations. As a result of these factors, on November 1, 2003 (plan measurement date), the fair market value of the Company’s pension plan assets fell below the ABO by approximately $8.1 million. The ABO was determined using a 6.375% discount rate, which is 0.625% lower than the rate used on November 1, 2002. The Company charged off $62.9 million, net of a $36.9 million tax benefit, of prepaid pension costs to equity during the fourth quarter, recognized an intangible asset of $4.5 million for unrecognized prior service costs and a liability of approximately $8.1 million for accrued pension costs. This non-cash charge did not impact the Company’s liquidity. If the fair market value of the pension plan assets exceeds the ABO at a future valuation date, the charge off would be reversed and the remaining prepaid pension costs would be re-established as an asset on the consolidated balance sheets.

      The Company maintained the investment earnings assumption of 8.5% to determine its fiscal year 2005 expense. The Company believes that this assumption is appropriate given the composition of its plan assets and historical market returns thereon. Due to these factors and assumptions, pension expense for fiscal year 2005 is expected to increase to approximately $14.8 million, compared to $9.6 million in fiscal year 2004.

      Significant changes in actual results from the aforementioned assumptions may result in increases or decreases to pension and postretirement expenses in fiscal year 2006 and later years.

      The Company has evaluated the funded status of the pension plan and does not believe the underfunded position will materially affect the Company’s cash flow in fiscal year 2005 or future years. No contributions to the plan are required during fiscal year 2005, based on the plan’s current funding status.

      Self Insurance Reserves. The Company purchases third-party insurance for workers’ compensation, general liability and automobile claims that exceed certain dollar limits. The Company is responsible for the payment of workers’ compensation, general liability and automobile claims under the insured limits. The Company records a liability for its obligation associated with incurred losses utilizing information from a third-party insurance broker. The broker utilizes historical data and industry accepted loss analysis standards to estimate the loss development factors used to project the future development of incurred losses. The loss estimates are adjusted based upon actual reported and settled claims.

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

The Company has adopted the disclosure requirements of SFAS No. 148 for the fiscal year ended January 31, 2004. The Company is not required to adopt a method under SFAS No. 148 to expense stock awards but rather continues to apply the recognition and measurement provisions of APB Opinion No. 25.

      As of January 31, 2004, the Company had two stock based compensation programs that are described in Note 16.

ITEM 7a.	Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to market risk from changes in interest rates on its variable rate debt. The Company uses interest rate swaps to manage the interest rate risk associated with its borrowings and to manage the Company’s allocation of fixed and variable rate debt. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged derivative instruments. The Company’s net exposure to interest rate risk is based on the difference between the outstanding variable rate debt and the notional amount of its interest rate swaps. At January 31, 2004, the Company had $250 million of variable rate debt and $300 million of offsetting, receive variable rate, pay fixed rate swaps.

      Due to reduced borrowing needs, during the third quarter of fiscal year 2004, the Company dedesignated two interest rate swaps with a combined notional amount of $50 million that had previously been accounted for as cash flow hedges. The swaps will mature in fiscal year 2009; however the Company may choose to terminate the dedesignated interest rate swaps prior to their maturity.

      Prior to the dedesignation, the changes in fair values of effective interest rate swaps were recorded as adjustments to interest rate swap liability on the accompanying consolidated balance sheets with the offset recorded in accumulated other comprehensive loss. Subsequent to the dedesignation date, changes in the fair value of the dedesignated interest rate swap contracts are recognized in the consolidated statement of income as a loss on investments. As of January 31, 2004, the fair market value of the swaps was a liability of $5.8 million. A fluctuation of 1% in the LIBOR interest rate would increase or decrease fair market value by approximately $2.2 million.

      The Company also owns marketable equity securities that are subject to market risk. A discussion of the Company’s accounting policies for derivative financial instruments and equity securities is included in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements.

ITEM 8.      Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

      We have audited the accompanying consolidated balance sheets of Belk, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended January 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belk, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities during the year ended February 2, 2002.

KPMG LLP

Charlotte, North Carolina

March 5, 2004, except as to
Note 20, which is as of April 1, 2004

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Revenues	$2,264,907	$2,241,555	$2,236,054
Cost of goods sold (including occupancy and buying expenses)	1,506,905	1,512,045	1,536,506
Selling, general and administrative expenses	563,225	553,390	548,261
Asset impairment and store closing costs	—	561	13,451
Restructuring charge	2,011	8,098	692

Operating income	192,766	167,461	137,144
Interest expense	(38,806)	(35,849)	(41,854)
Interest income	1,518	968	1,363
Gain (loss) on property, equipment and investments	14,843	(402)	3,472
Other income, net	326	1,639	1,836

Income from continuing operations before income taxes	170,647	133,817	101,961
Income taxes	59,100	49,800	37,320

Income from continuing operations	111,547	84,017	64,641
Discontinued operations:
Loss on disposal of discontinued operations, net of income tax benefit of $127	—	—	(221)

Income before cumulative effect of change in accounting principle	111,547	84,017	64,420
Cumulative effect of change in accounting principle, net of income tax benefit of $610	—	—	(1,038)

Net income	$111,547	$84,017	$63,382

Basic and diluted income per share:
Income from continuing operations	$2.11	$1.53	$1.18

Discontinued operations	$—	$—	$—

Cumulative effect of change in accounting principle	$—	$—	$(0.02)

Net income	$2.11	$1.53	$1.16

Weighted average shares outstanding	52,755,577	54,742,994	54,741,241

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	January 31,	February 1,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$166,071	$91,286
Accounts receivable, net	311,141	334,440
Merchandise inventory	496,242	487,490
Prepaid income taxes	98	595
Prepaid expenses and other current assets	17,188	16,245

Total current assets	990,740	930,056
Investment securities	6,975	6,437
Property and equipment, net	702,682	672,807
Pension assets	4,487	99,360
Other assets	25,379	27,442

Total assets	$1,730,263	$1,736,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160,013	$157,640
Accrued expenses	100,801	64,195
Accrued income taxes	36,499	25,082
Deferred income taxes	785	2,797
Current installments of long-term debt and capital lease obligations	7,848	9,894

Total current liabilities	305,946	259,608
Deferred income taxes	18,540	36,527
Long-term debt and capital lease obligations, excluding current installments	300,640	355,658
Interest rate swap liability	35,367	40,888
Deferred compensation and other noncurrent liabilities	100,271	89,137

Total liabilities	760,764	781,818

Stockholders’ equity:
Preferred stock	—	—
Common stock, 51.9 and 54.6 million shares issued and outstanding as of January 31, 2004 and February 1, 2003, respectively	519	546
Paid-in capital	530,612	554,917
Retained earnings	517,721	421,203
Accumulated other comprehensive loss	(79,353)	(22,382)

Total stockholders’ equity	969,499	954,284

Total liabilities and stockholders’ equity	$1,730,263	$1,736,102

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands)

				Accumulated
				Other
				Comprehensive
	Common	Paid-in	Retained	Income
	Stock	Capital	Earnings	(Loss)	Total

Balance at February 3, 2001	$547	$562,408	$301,364	$751	$865,070
Comprehensive income:
Net income	—	—	63,382	—	63,382
Reclassification adjustment for investment gains included in net income, net of $133 income tax benefit	—	—	—	(226)	(226)
Unrealized gain on investments, net of $118 income tax expense	—	—	—	203	203
Net unrealized loss on interest rate swaps, net of income tax benefit of $5,833	—	—	—	(8,894)	(8,894)

Total comprehensive income					54,465

Cash dividends	—	—	(13,870)	—	(13,870)
Stockholder notes receivable	—	(7,500)			(7,500)
Common stock issued	—	77	—	—	77

Balance at February 2, 2002	$547	$554,985	$350,876	$(8,166)	$898,242
Comprehensive income:
Net income	—	—	84,017	—	84,017
Reclassification adjustment for investment gains included in net income, net of $61 income tax benefit	—	—	—	(104)	(104)
Unrealized gain on investments, net of $250 income tax expense	—	—	—	436	436
Unrealized loss on interest rate swaps, net of income tax benefit of $8,544	—	—	—	(14,548)	(14,548)

Total comprehensive income					69,801

Cash dividends	—	—	(13,690)	—	(13,690)
Common stock issued and redeemed, net	(1)	(68)	—	—	(69)

Balance at February 1, 2003	$546	$554,917	$421,203	$(22,382)	$954,284
Comprehensive income:
Net income	—	—	111,547	—	111,547
Reclassification adjustment for investment gains included in net income, net of $136 income tax benefit	—	—	—	(231)	(231)
Unrealized gain on investments, net of $476 income tax expense	—	—	—	811	811
Unrealized gain on interest rate swaps, net of income tax expense of $2,074	—	—	—	3,528	3,528
Reclassification adjustment for interest rate swap dedesignation, net of income tax expense of $2,398				4,083	4,083
Pension asset adjustment, net of income tax benefit of $38,269	—	—	—	(65,162)	(65,162)

Total comprehensive income					54,576

Cash dividends	—	—	(15,029)	—	(15,029)
Common stock issued	3	3,906			3,909
Repurchase and retirement of common stock	(30)	(28,211)	—	—	(28,241)

Balance at January 31, 2004	$519	$530,612	$517,721	$(79,353)	$969,499

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Cash flows from operating activities:
Net income	$111,547	$84,017	$63,382
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and store closing costs	—	561	13,451
Cumulative effect of change in accounting principle, net of tax	—	—	1,038
Deferred income taxes	12,796	5,959	779
Depreciation and amortization	91,007	89,312	83,625
Restructuring charge	2,011	8,098	692
Loss on disposal of discontinued operations, net	—	—	221
(Gain) loss on sale of property, equipment and investments	(14,843)	402	(3,472)
(Increase) decrease in:
Accounts receivable, net	23,299	8,807	880
Merchandise inventory	(8,752)	8,254	46,518
Prepaid income taxes	497	1,307	10
Prepaid expenses and other assets	(6,770)	3,219	(4,321)
Increase (decrease) in:
Accounts payable and accrued expenses	39,370	(1,342)	(48,849)
Accrued income taxes	11,417	(10,687)	12,843
Deferred compensation and other liabilities	11,379	5,406	9,206

Net cash provided by operating activities	272,958	203,313	176,003

Cash flows from investing activities:
Purchases of investments	—	(135)	(82)
Proceeds from sales of investments	2,475	4,081	11,892
Purchases of property and equipment	(127,053)	(75,023)	(132,165)
Proceeds from sales of property and equipment	27,671	3,936	6,945

Net cash used by investing activities	(96,907)	(67,141)	(113,410)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	53,436	59,971	26,993
Principal payments on long-term debt and capital lease obligations	(112,988)	(107,491)	(69,694)
Net payments on line of credit	—	(6,089)	(3,626)
Dividends paid	(15,029)	(13,690)	(13,870)
Stockholder notes receivable	—	—	(7,500)
Repurchase of common stock	(26,685)	—	—

Net cash used by financing activities	(101,266)	(67,299)	(67,697)

Net increase (decrease) in cash and cash equivalents	74,785	68,873	(5,104)
Cash and cash equivalents at beginning of period	91,286	22,413	27,517

Cash and cash equivalents at end of period	$166,071	$91,286	$22,413

Supplemental disclosures of cash flow information:
Interest paid	$26,693	$27,665	$35,614
Income taxes paid, net	35,695	52,227	23,035
Supplemental schedule of noncash investing and financing activities:
Increase in property and equipment through assumption of capital leases	2,571	2,487	—
Increase in investments through receipt of stock dividends	—	—	636

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

      During the second quarter of fiscal year 2003, the Company implemented a new accounting policy related to its reward program where customers earn coupons (reward certificates) based on certain volumes of cumulative purchases using the Company’s proprietary credit card. Effective August 3, 2002, the company established a reserve of $1.1 million representing the estimated liability for reward certificates issued and outstanding. The adoption of the new policy resulted in an increase to revenues of $0.4 million and a decrease to revenues of $2.5 million for fiscal years 2004 and 2003, respectively. The impact of this program on the consolidated financial statements for prior periods was immaterial.

      Certain prior period amounts have been reclassified to conform with the current year presentation.

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

Revenues

      Revenues include sales of merchandise and the net revenue received from leased departments of $7,563, $7,568, and $6,615 for fiscal years 2004, 2003 and 2002, respectively. Sales from retail operations are recorded at the time of delivery and reported net of merchandise returns. The reserve for returns is calculated as a percentage of sales based on historical return percentages.

Cost of Goods Sold

      Cost of goods sold includes occupancy and buying expenses. Occupancy expenses include rent, utilities and real estate taxes. Buying expenses include payroll and travel expenses associated with the buying function.

Finance Charges

      Selling, general and administrative expenses in the consolidated statements of income are reduced by finance charge and late fee revenue arising from customer accounts receivable. Finance charge and late fee revenues were $63,030, $60,910, and $57,678 in fiscal years 2004, 2003 and 2002, respectively.

Pre-Opening Costs

      Store pre-opening costs are expensed as incurred.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

Advertising

      Advertising costs, net of co-op recoveries from suppliers, are expensed as incurred and amounted to $63,253, $62,456, and $62,651 in fiscal years 2004, 2003 and 2002, respectively.

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

      No impairment charges were incurred for fiscal years 2004 and 2003. For fiscal year 2002, the carrying value of long-lived assets was reduced by $11,878, for impairment charges incurred as a result of this analysis.

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

Stock Based Compensation

      The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations (see Note 16) in measuring compensation cost under its Incentive Stock Plan. Accordingly, compensation expense is recorded over the performance period based on the estimated fair market value of the stock.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensa-

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

tion,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure requirements of SFAS No. 148 for the fiscal year ended February 1, 2003. The Company is not required to adopt a method under SFAS No. 148 to expense stock awards but rather continues to apply the recognition and measurement provisions of APB Opinion No. 25. If the Company had adopted the provisions of SFAS No. 123, the impact on net income and net income per share would have been immaterial for fiscal years 2004, 2003, and 2002.

      As of January 31, 2004, the Company had two stock based compensation programs that are described in Note 16.

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

      During fiscal year 2004, the Company dedesignated two interest rate swaps with a combined notional amount of $50 million that had previously been accounted for as cash flow hedges and repaid the associated variable rate debt. Accordingly, the Company recorded in loss on investments a non-cash charge of $4.1 million, net of a $2.4 million tax benefit.

      Prior to the dedesignation, the changes in fair values of effective interest rate swaps were recorded as adjustments to interest rate swap liability on the accompanying consolidated balance sheets with the offset recorded in accumulated other comprehensive loss. Subsequent to the dedesignation date, the increase in fair value of the dedesignated interest rate swap contracts of $0.1 million was recognized in the consolidated statement of income.

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

      The adoption of SFAS No. 133 resulted in a $1.0 million reduction to earnings, net of a $0.6 million tax benefit, recorded as a cumulative effect of change in accounting principle; a charge to accumulated other comprehensive income (loss) of $8.9 million, net of a $5.8 million tax benefit, and an increase to interest rate swap liability of $17.1 million. The change to accumulated other comprehensive income is amortized into interest expense on a straight-line basis through maturity. The Company anticipates amortizing approximately $0.3 million of accumulated other comprehensive loss, net of $0.2 million income tax benefit, during the next twelve months.

      The Company holds $250 million of interest rate swaps, which are used as a cost-effective means to manage the interest rate and cash flow risks associated with its borrowings. These swaps hedge the Company’s $125 million bond facility and a series of forecasted borrowings through maturity in 2012. As of January 31, 2004 and February 1, 2003, the Company had swaps with a negative fair value of $35.4 million and $40.9 million, respectively, designated as a cash flow hedge of forecasted cash flows associated with the Company’s borrowings. For fiscal year 2004, $0.9 million of the Company’s $35.4 million swap liability related to contracts with option provisions that are excluded from hedge accounting treatment under SFAS No. 133. For fiscal year 2003, $1.3 million of the Company’s $40.9 million swap liability, related to contracts with option provisions that are excluded from hedge accounting treatment under SFAS No. 133. Any hedge ineffectiveness is recorded as a component of interest expense. During fiscal years 2004 and 2003, there was no hedge ineffectiveness recorded by the Company. The change in the swap liability for contracts with option provisions is recorded in interest expense on the consolidated statement of income. The Company recorded $0.4 million and $2.4 million as an offset to interest expense related to the change in swap liability for contracts with option provisions for the twelve months ended January 31, 2004 and February 1, 2003, respectively.

Implementation of New Accounting Standards

      In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS No. 149 are effective for the Company for all derivatives and hedging activity entered into after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial position or results of operations.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial position or results of operations.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

(2) Asset Impairment and Store Closing Costs

      During fiscal year 2003, the Company recognized $0.5 million of exit costs associated with the announcement of two store closings. The exit costs consist primarily of post-closing real estate obligations and severance costs. The long-term assets in the stores are primarily leasehold improvements and fixtures that were abandoned, discarded or sold.

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

      As of January 31, 2004 the remaining reserve balance for post-closing real estate lease obligations was $0.4 million. The Company does not anticipate incurring significant additional exit costs in connection with the store closings.

(3) Restructuring Charge

The Merchandising Restructuring

      During fiscal year 2003, the Company recorded a restructuring charge of $7.1 million in connection with the consolidation of its divisional merchandising and marketing functions into a single organization located at the Company’s corporate offices in Charlotte, NC (the “Merchandising Restructuring”). The consolidation also included implementation of a central planning and allocation function to oversee the distribution and allocation of merchandise to the stores. The charge consisted of $5.1 million of employee severance costs, $1.5 million of post-closing real estate lease obligation costs, and $0.5 million for the reduction to fair value of excess assets. Approximately 260 merchandising, marketing and administrative personnel accepted severance effective August 3, 2002 as a result of the restructuring. The Company relocated its division offices from their previous locations into smaller facilities and sold or sublet the previous division office locations. The Company sold excess property and equipment from the division offices with a net book value of approximately $1.4 million. The consolidation was substantially completed in the third quarter of fiscal year 2003.

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

      During fiscal year 2004 and 2003, the Company increased the estimated post-closing real estate lease obligations associated with the consolidation of its distribution centers by $2.0 million and $0.8 million, respectively.

The Division Restructuring

      During fiscal year 2000, the Company recorded a restructuring charge of $7.6 million in connection with the consolidation of its thirteen operating divisions into four expanded regional divisions (the “Division

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

Restructuring”). The Company closed excess facilities and eliminated 340 positions as a result of streamlining operations related to the restructuring. Closure of the facilities and elimination of the positions occurred during the second quarter of fiscal year 2000. Excess property and equipment was discarded or sold. Additional charges of $0.5 million and $0.6 million were recorded during fiscal years 2002 and 2001, respectively, as a result of increases in the estimated costs associated with post closing real estate lease obligations.

(4) Discontinued Operations

      In September 1997, the managers and the advisory board of TAGS Stores, LLC (“TAGS”), the Company’s discount outlet store subsidiary, adopted a formal plan to liquidate its operations during the 1997 Christmas retailing season. Accordingly, the results of operations of TAGS are presented as discontinued operations. During the years ended February 2, 2002 and February 3, 2001, additional losses of $0.2 million, net of income tax benefit of $0.1 million and $0.3 million, net of income tax benefit of $0.2 million, respectively were recorded as a result of increases in the estimated costs associated with post-closing real estate lease obligations.

(5) Accumulated Other Comprehensive Loss

      The following table sets forth the components of accumulated other comprehensive loss:

	January 31,	February 1,
	2004	2003

Unrealized loss on interest rate swaps, net of $9,296 and $13,768 income tax benefit as of January 31, 2004 and February 1, 2003, respectively	$(15,831)	$(23,442)
Unrealized gains on investments, net of $948 and $608 income tax expense as of January 31, 2004 and February 1, 2003, respectively	1,640	1,060
Pension asset adjustment, net of income tax expense of $38,269	(65,162)	—

Accumulated other comprehensive loss	$(79,353)	$(22,382)

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

      Accounts receivable, net consists of:

	January 31,	February 1,
	2004	2003

Customer receivables	$309,058	$326,419
Other receivables	15,119	19,750
Less allowance for doubtful accounts	(13,036)	(11,729)

Accounts receivable, net	$311,141	$334,440

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

      Changes in the allowance for doubtful accounts are as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 31,	February 1,	February 2,
	2004	2003	2002

Balance, beginning of year	$11,729	$12,318	$10,812
Charged to expense	17,536	15,554	18,680
Net uncollectible balances written off	(16,229)	(16,143)	(17,174)

Balance, end of year	$13,036	$11,729	$12,318

(7) Investment Securities

      Held-to-maturity securities consist of federal, state and local debt securities. Details of investments in held-to-maturity securities are as follows:

	January 31,	February 1,
	2004	2003

Amortized cost	$360	$387
Gross unrealized gains	15	13

Fair value	$375	$400

      At January 31, 2004, scheduled maturities of held-to-maturity securities are as follows:

		Amortized
	Fair Value	Cost

One to five years	$101	$100
Six to ten years	—	—
After ten years	274	260

	$375	$360

      Available-for-sale securities consist primarily of equity investments. Details of investments in available-for-sale securities are as follows:

	January 31,	February 1,
	2004	2003

Cost	$4,007	$6,559
Gross unrealized gains	2,608	1,655
Gross unrealized losses	—	—

Fair value of securities	$6,615	$8,214

      Approximately $2,197 of available-for-sale securities were classified as prepaid expenses and other current assets on the Company’s consolidated balance sheet as of February 1, 2003.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

      Details of realized gains and losses are as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 31,	February 1,	February 2,
	2004	2003	2002

Gain on sale of real estate partnership	$—	$—	$4,467
Gross realized gains on sales of securities	1,000	1,713	1,133
Gross realized losses on sales of securities	(1)	(175)	(254)
Losses on other than temporary declines in market values	—	(78)	(588)

Net realized gain	$999	$1,460	$4,758

(8) Property and Equipment, net

      Details of property and equipment, net are as follows:

	Estimated	January 31,	February 1,
	lives	2004	2003

Land	n/a	$23,329	$28,160
Buildings	30-40	673,707	644,711
Furniture, fixtures and equipment	3-7	603,826	577,363
Property under capital leases	5-19	73,468	71,104
Construction in progress	n/a	35,826	8,556

		1,410,156	1,329,894
Less accumulated depreciation and amortization		(707,474)	(657,087)

Property and equipment, net		$702,682	$672,807

(9) Sale of Investment Property

      During fiscal year 2004, the Company sold investment property located in downtown Charlotte, North Carolina and land located in Greenville, South Carolina for a net sales price of $21.9 million and $3.7 million, respectively. The Company recognized a gain of $12.5 million, net of $7.4 million tax expense, on the sale of these properties, which is included in gain (loss) on property, equipment and investments on the consolidated statement of income.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

(10) Accrued Expenses

      Accrued expenses are comprised of the following:

	January 31,	February 1,
	2004	2003

Salaries, wages and employee benefits	$20,069	$16,470
Interest	2,953	3,145
Rent	4,436	3,739
Taxes, other than income	7,238	4,758
Reserve for restructuring	3,025	2,151
Self insurance reserves	14,968	7,690
Accrued capital expenditures	22,136	4,454
Other	25,976	21,788

Accrued Expenses	$100,801	$64,195

(11) Borrowings

      Long-term debt, principally due to banks, and capital lease obligations consist of the following:

	January 31,	February 1,
	2004	2003

Bond facility	$125,000	$125,000
Note payable	125,007	175,055
Sale/leaseback financing	23,652	28,122
Capital lease agreements through August 2020	34,495	36,974
Unsecured notes payable	334	401

	308,488	365,552
Less current installments	(7,848)	(9,894)

Long-term debt and capital lease obligations, excluding current installments	$300,640	$355,658

      The annual maturities of long-term debt and capital lease obligations over the next five years as of January 31, 2004 are $7,848, $132,643, $15,905, $2,197 and $127,392, respectively.

      The bond facility matures in July 2008 and bears interest at a variable rate based on the market for the bonds that has historically approximated one-month LIBOR plus 70 basis points. The note payable bears interest at a rate that approximates one month LIBOR plus 50 basis points, is collateralized by the Company’s customer accounts receivable and limits borrowings to the lesser of $250 million or approximately 72% of the Company’s customer accounts receivable. The note payable expires in April 2005 and, accordingly, the balance as of January 31, 2004 has been included in annual maturities of long-term debt for fiscal year 2006. However, the note may be renewed by mutual consent of the parties and it is the Company’s intent to utilize the note payable as long-term financing. At January 31, 2004, one month LIBOR was 1.10%.

      On April 30, 1999, the Company sold certain leasehold improvements for $42 million and is leasing them back through fiscal year 2008. The Company has the option to repurchase the leasehold improvements at the end of the lease. In accordance with SFAS No. 98, “Accounting for Leases,” and SFAS No. 66, “Accounting

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

for Sales of Real Estate,” the Company is accounting for the sale-leaseback as financing. The effective interest rate on the facility is 7.27%.

      The Company’s loan agreements place restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock, and guarantees. They also contain leverage ratio, tangible net worth and fixed charge coverage ratio requirements. The bond facility requires the Company to maintain a $126.8 million supporting letter of credit. The Company is in compliance with all debt covenants.

      The Company has entered into interest rate swap agreements with various financial institutions to manage the exposure to changes in interest rates on its variable rate indebtedness. The amount of indebtedness covered by the interest rate swaps is $250 million for fiscal years 2004 through 2009, $125 million for fiscal years 2010 through 2012 and $50 million for fiscal year 2013 (see note 1).

      In June 2002 the Company replaced its $175 million seasonal line of credit and $127 million standby letter of credit with a combined $200 million revolving credit and $127 million standby letter of credit facility. The revolving credit facility is at a variable interest rate based on LIBOR plus 87.5 basis points. The agreement expires in July 2005. There were no outstanding borrowings under revolving credit agreements at January 31, 2004 and February 1, 2003. The average interest rates on short-term borrowings during the years ended January 31, 2004 and February 1, 2003 were 2.1% and 2.6%, respectively.

(12) Leases

      The Company leases certain of its stores, warehouse facilities and equipment. The majority of these leases will expire over the next 15 years. The leases usually contain renewal options and provide for payment by the lessee of real estate taxes and other expenses and, in certain instances, contingent rentals determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities. Assets under capital lease and accumulated amortization were $73,468 and $44,431, respectively, at January 31, 2004 and are included in property and equipment, net.

      Future minimum lease payments under non-cancelable leases, net of future minimum sublease rental income under noncancelable subleases, as of January 31, 2004 were as follows:

Fiscal Year	Capital	Operating

2005	$5,265	$30,876
2006	4,840	27,699
2007	4,911	24,214
2008	4,939	21,133
2009	4,679	18,344
After 2009	31,665	92,408

Total	56,299	214,674
Less sublease rental income	—	(1,894)

Net rentals	56,299	$212,780

Less imputed interest	(21,804)

Present value of minimum lease payments	34,495
Less current portion	(2,976)

	$31,519

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

      Net rental expense for all operating leases consists of the following:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 31,	January 31,	February 2,
	2004	2003	2002

Buildings:
Minimum rentals	$29,834	$29,737	$29,622
Contingent rentals	3,323	3,368	4,306
Sublease rental income	(663)	(876)	(900)
Equipment	1,657	2,359	3,860

Total net rental expense	$34,151	$34,588	$36,888

(13) Income Taxes

      Federal and state income tax expense from continuing operations was as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 31,	February 1,	February 2,
	2004	2003	2002

Current:
Federal	$41,689	$38,181	$27,484
State	3,953	5,252	3,853

	45,642	43,433	31,337

Deferred:
Federal	12,292	5,597	5,247
State	1,166	770	736

	13,458	6,367	5,983

Income taxes	$59,100	$49,800	$37,320

      A reconciliation between income taxes from continuing operations and income tax expense computed using the federal statutory income tax rate of 35% is as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 31,	February 1,	February 2,
	2004	2003	2002

Income tax at the statutory federal rate	$59,727	$46,836	$35,686
State income taxes, net of federal income tax benefit	3,328	3,914	2,982
Increase in Cash Surrender Value of Officers’ Life Insurance	(3,297)	(1,892)	(2,037)
Other	(658)	942	689

Income taxes	$59,100	$49,800	$37,320

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

      Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consist of:

	January 31,	February 1,
	2004	2003

Deferred tax assets:
Prepaid pension costs	$1,368	$—
Benefit plan costs	27,850	27,180
Restructuring and other reserves	10,596	7,061
Inventory capitalization	5,848	5,633
Allowance for doubtful accounts	4,886	4,342
Tax carryovers	2,757	2,891
Interest rate swaps	10,880	15,374
Other	5,111	5,737

Gross deferred tax assets	69,296	68,218
Less valuation allowance	(768)	(820)

Net deferred tax assets	68,528	67,398

Deferred tax liabilities
Prepaid pension costs	—	37,359
Property and equipment	64,533	47,986
Inventory	20,162	18,294
Investment securities	2,542	2,274
Other	616	809

Gross deferred tax liabilities	87,853	106,722

Net deferred tax liabilities	$19,325	$39,324

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

      As of January 31, 2004, the Company has net operating loss carryforwards for federal and state income tax purposes of $1,387 and $4,333, respectively, and state job credits of $2,362, which are available to offset future taxable income, if any. These carryforwards expire at various intervals through fiscal year 2019. Some of the loss carryforwards are limited to an annual deduction of approximately $300 under a provision of IRC Section 382. In addition, the Company has alternative minimum tax net operating loss carryforwards of $2,790, which are available to reduce future alternative minimum taxable income at various intervals expiring through fiscal year 2011.

(14) Pension And Postretirement Benefits

      The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee’s compensation. In fiscal year 2001, a plan amendment changed the averaging period of employees’ compensation from calendar years 1994, 1995 and 1996 to calendar years 1998, 1999 and 2000, or the first three years of participation if employed after 1998. The cost of pension benefits has been determined by the projected unit credit actuarial method in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The assets held by the plan consist of 66% equities and 34% fixed income investments. No additional funding of the plan is anticipated in fiscal year 2005.

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

      The change in the projected benefit obligation, change in plan assets, funded status, amounts recognized and unrecognized, net periodic benefit cost and actuarial assumptions are as follows:

	Pension Benefits		Postretirement Benefits

	January 31,	February 1,	January 31,	February 1,
	2004	2003	2004	2003

Change in projected benefit obligation:
Benefit obligation at beginning of year	$293,649	$267,579	$27,991	$29,644
Service cost	11,521	13,056	290	404
Interest cost	20,630	20,329	1,931	2,226
Actuarial (gain) loss	28,018	13,685	(3,272)	(2,298)
Benefits paid	(20,872)	(21,000)	(2,509)	(1,985)

Benefit obligation at end of year	332,946	293,649	24,431	27,991

Change in plan assets:
Fair value of plan assets at beginning of year	290,362	337,670	—	—
Actual return on plan assets	34,817	(26,308)	—	—
Contributions to plan	10,000	—	2,509	1,985
Benefits paid	(20,872)	(21,000)	(2,509)	(1,985)

Fair value of plan assets at end of year	314,307	290,362	—	—

Funded Status	(18,639)	(3,287)	(24,431)	(27,991)
Unrecognized net transition obligation		—	2,358	2,618
Unrecognized prior service costs	4,487	4,764	—	—
Unrecognized net (gain) loss	113,947	97,883	(6,238)	(3,242)

Net prepaid (accrued)	$99,795	$99,360	$(28,311)	$(28,615)

Amounts recognized in the consolidated balance sheets consist of:
Minimum pension liability	$(8,122)	$—
Pension assets	4,487	99,360
Accumulated other comprehensive loss	103,430	—

	$99,795	$99,360

Obligation and funded status at November 1, 2003 and 2002, respectively:
Projected benefit obligation	$332,946	$293,649	$24,431	$27,991
Accumulated benefit obligation	322,430	285,798	N/A	N/A
Fair value of plan assets	314,307	290,362	—	—

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

      Weighted average assumptions were:

	Pension Plan			Postretirement Plan

	January 31,	February 1,	February 2,	January 31,	February 1,	February 2,
	2004	2003	2002	2004	2003	2002

Discount rates	6.375%	7.0%	7.5%	6.375%	7.0%	7.5%
Rates of compensation increase	4.0	4.0	4.0	N/A	N/A	N/A
Return on plan assets	8.5	8.5	9.4	N/A	N/A	N/A

      The measurement date for the defined benefit pension plan and the defined benefit health care plan is November 1. For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal year 2004; the rate was assumed to decrease to 5.5% gradually over the next 4 years and remain at that level for fiscal years thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation as of January 31, 2004 by $940 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended January 31, 2004 by $118. Decreasing the assumed health care cost trend rates by one percentage point would decrease the accumulated postretirement benefit obligation as of January 31, 2004 by $837 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended February 1, 2003 by $103. The Company’s investment earnings assumption is based on the composition of plan assets and historical market returns thereon.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed December 8, 2003 to make additional voluntary benefits available through Medicare. The Company has elected not to recognize the effects of the Act in these financial statements. The Company will be evaluating the implications of the Act during fiscal year 2005 and recognize expected financial effects as prescribed by accounting standards in effect for subsequent reporting periods.

      The asset allocation for the pension plan at the end of fiscal years 2004, 2003, and 2002, and the target allocation for 2005, by asset category, are as follows:

	Target	Percentage of Plan
	Allocation	Assets at Year End

	2005	2004	2003	2002

Equity Securities	65%	66%	61%	63%
Debt Securities	35%	34%	39%	37%

Total	100%	100%	100%	100%

      As of the Company’s pension plan measurement date of November 1, 2003, the pension plan accumulated benefit obligation exceeded the fair market value of the plan assets by $8,122. As a result, the prepaid pension asset, as of the fiscal year ending January 31, 2004, of $99,795 was substantially eliminated and an $8,122 minimum pension liability and a $4,487 intangible pension assets was recorded, with a corresponding charge of $65,162, net of tax, recognized in other comprehensive income, a component of stockholders’ equity.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

      The components of net periodic benefit expense (income) are as follows:

	Pension Plan			Postretirement Plan

	52 Weeks	52 Weeks	52 Weeks	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31,	February 1,	February 2,	January 31,	February 1,	February 2,
	2004	2003	2002	2004	2003	2002

Service cost	$11,521	$13,056	$11,309	$290	$404	$377
Interest cost	20,630	20,329	18,986	1,931	2,226	2,251
Expected return on assets	(26,537)	(30,975)	(31,168)	—	—	—
Amortization of unrecognized items:
Net transition (asset) obligation	—	—	—	262	262	262
Prior service cost	276	276	276	(276)	—	—
Net losses	3,674	—	—	—	—	—

Net periodic benefit expense (income)	$9,564	$2,686	$(597)	$2,207	$2,892	$2,890

(15) Other Employee Benefits

      The Belk Employees’ Health Care Plan provides medical and dental benefits to substantially all full-time employees. This Plan is “self-funded” for medical and dental benefits through a 501(c)(9) Trust. The Group Life Insurance Plan and The Belk Employees Short Term Disability Insurance Plan provide insurance to substantially all full-time employees and are fully insured through contracts issued by insurance companies. Contributions by the Company under these plans amounted to approximately $28,373, $28,195, and $25,585 in fiscal years 2004, 2003, and 2002, respectively.

      The Belk 401(k) Savings Plan, a contributory, defined contribution multi-employer plan, provides benefits for substantially all employees. The contributions to the 401(k) Savings Plan are comprised of a matching contribution, generally 50% of the employees’ contribution up to 6% of eligible compensation, and a basic contribution, generally 2% of eligible compensation, regardless of the employees’ contributions. The cost of the plan was $9,472, $10,372 and $10,368 in fiscal years 2004, 2003 and 2002, respectively. Effective January 1, 2004, the plan was amended to provide that new employees receive a 50% match of employee contributions up to 6% of eligible annual compensation.

      Effective January 1, 2004, the Company established a non-qualified 401(k) Restoration Plan, for highly compensated employees, as defined by ERISA. The Plan provides contributions to a participants’ account of 4.5% of eligible compensation and participants can contribute up to 25% of eligible compensation.

      The Supplemental Executive Retirement Plan (“SERP”) is a non-qualified defined benefit retirement plan that provides retirement and death benefits to certain qualified executives of the Company. Total SERP costs charged to operations were approximately $1,649, $1,990 and $1,850 in fiscal years 2004, 2003, and 2002, respectively. The effective discount rate used in determining the net periodic SERP liability as of January 31, 2004, February 1, 2003 and February 2, 2002 was 7.00%, 7.50% and 8.00%, respectively. Actuarial gains and losses are amortized over the average remaining service lives of the participants. As of January 31, 2004 and February 1, 2003, the projected benefit obligation was $22,074 and $16,861, respectively, and is included in deferred compensation and other non-current liabilities. The corresponding accrued obligation of $16,209 and $15,818 as of January 31, 2004 and February 1, 2003, respectively, has been recorded in deferred compensation and other non-current liabilities.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

      Certain eligible employees participate in a non-qualified Deferred Compensation Plan (“DCP”). Participants in the DCP have elected to defer a portion of their regular compensation subject to certain limitations prescribed by the DCP. The Company is required to pay interest on the employees’ deferred compensation at various rates that have historically been between 8% and 15%. Total interest cost related to the plan and charged to interest expense was approximately $3,705, $3,640 and $3,609, in fiscal years 2004, 2003 and 2002, respectively.

(16) Stock-Based Compensation

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

      During fiscal years 2002, 2003 and 2004, the Company accrued compensation expense for performance based stock awards to certain key executives. These performance based stock awards will be granted at the end of three years if the Company meets specified cumulative performance targets during that period. No monetary consideration is paid by employees who receive performance stock awards. Accordingly, compensation expense is recorded over the performance period based on estimates of performance levels and the estimated fair market value of the stock. Performance based compensation expense was $2,841, $1,618, and $411 for fiscal years 2004, 2003 and 2002, respectively.

      During fiscal year 2004, the Company accrued compensation expense for non-performance based stock awards to certain key executives. These stock awards are granted annually. Compensation expense recorded related to this plan was $2,523 for fiscal year 2004.

      If the Company had elected to follow the measurement provisions of SFAS No. 123, “Accounting for Stock-based Compensation,” in accounting for its performance based stock awards, the change to net income and net income per share would have been immaterial for fiscal years 2004, 2003 and 2002. The method for determining the fair value of the stock is based on a third party valuation.

(17) Fair Value of Financial Instruments

      Carrying values approximate fair values for financial instruments that are short-term in nature, such as cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and lines of credit. The fair value of other financial instruments are as follows:

	January 31, 2004		February 1, 2003

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt (excluding capitalized leases)	$273,994	$264,606	$328,578	$320,550
Interest rate swap liability	35,367	35,367	40,888	40,888
Investment securities	6,975	6,990	6,437	6,450

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars in thousands, except per share amounts)

(18) Stockholders’ Equity

      Authorized capital stock of Belk, Inc. includes 200 million shares of Class A common stock, 200 million shares of Class B common stock and 20 million shares of preferred stock, all with par value of $.01 per share. At January 31, 2004, there were 50,946,311 of Class A common stock outstanding, 929,028 shares of Class B common stock outstanding, and no shares of preferred stock outstanding.

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

(19) Related Party Transactions

      In October 2001, the Company extended loans to Mr. Thomas M. Belk, Jr., Mr. H.W. McKay Belk and Mr. John R. Belk in the principal amounts of $2.5 million, $2.5 million and $2.0 million, respectively. In February 2002, the loan to Mr. John R. Belk was increased to $2.5 million. The loans are being repaid to the Company in equal annual installments of $1.5 million plus interest in cash or stock over a five-year period that began January 3, 2003. The loans bear interest at LIBOR plus 1.5%. The Company received the second of the five payments, including principal and interest, from the three executives on January 3, 2004. The Sarbanes-Oxley Act of 2002 prohibits extensions of credit to executive officers and directors and the “material modification” of any term of a loan that was extended before July 30, 2002. The Company entered into these loans in October 2001 and February 2002, before the Sarbanes-Oxley Act of 2002 was enacted. Since that time, the Company has not made any new extensions of credit to executive officers or directors nor materially modified the terms of any existing loans.

(20) Subsequent Event

      On April 1, 2004, certain participants elected to waive their benefits in the Company’s non-qualified defined benefit SERP in exchange for participation in the Company’s new non-qualified defined contribution 2004 Supplemental Executive Retirement Plan (2004 SERP). This election will result in the curtailment and settlement of their benefits in the defined benefit plan, which will be recognized in the first quarter of fiscal year 2005.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

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

      As of the end of the period covered by this report, the Company has evaluated under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      During the period covered by this report, there were no changes or corrective actions in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item with respect to Directors and Executive Officers of the Registrant is included in the sections entitled “Election of Directors,” “Management of the Company” “Executive Compensation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2004 and is incorporated herein by reference. The sections under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Other Matters” in the Proxy Statement are also incorporated by reference.

      In March 2004, the Company adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”) that applies to the chief executive officer, chief financial officer and chief accounting officer and persons performing similar functions. The Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

      The information required by this Item is included in the section entitled “Executive Compensation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2004 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is included in the sections entitled “Common Stock Ownership of Management and Principal Stockholders” and “Executive Compensation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2004 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is included in the Section entitled “Executive Compensation — Certain Transactions” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2004 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information set forth under the Section entitled “Selection of Independent Auditors,” of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 26, 2004, is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) 1. Consolidated Financial Statements

Report of Independent Accountants

Consolidated Balance Sheets — As of January 31, 2004 and February 1, 2003.

Consolidated Statements of Income — Years ended January 31, 2004, February 1, 2003 and February 2, 2002.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income — Years ended January 31, 2004, February 1, 2003 and February 2, 2002.

Consolidated Statements of Cash Flows — Years ended January 31, 2004, February 1, 2003 and February 2, 2002.

Notes to Consolidated Financial Statements

      2. Consolidated Financial Statement Schedules

      3. Exhibits

      The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).
3.2	Form of Second Amended and Restated Bylaws of the Company.
4.1	Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5 1998 (File No. 333-42935)).
4.2	Articles I and IV of the Amended and Restated Bylaws of the Company (see Exhibit 3.2).
10.1	Belk, Inc. 2000 Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed on April 28, 2000.
10.2	Belk, Inc. 2004 Supplemental Executive Retirement Plan.
10.3	First Amendment to Credit Agreement, dated as of March 11, 2003, among Belk, Inc., certain Belk, Inc. subsidiaries and Wachovia Bank N.A. amending that certain credit agreement dated as of June 28, 2002.

10.4	Amendment Number 5 to Note Purchase Agreement, dated as of April 26, 2003, among Belk, Inc., The Belk Center, Inc., Enterprise Funding Corporation, and Bank of America, N.A., amending that certain Note Purchase Agreement dated as of May 3, 1999 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 3, 2003).
10.5	Second Amendment to Credit Agreement, dated as of June 16, 2003, among Belk, Inc., certain Belk, Inc. subsidiaries and Wachovia Bank N.A. amending that certain credit agreement dated as of June 28, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 2, 2003).
10.6	Amendment Number 6 to Note Purchase Agreement, dated as of November 3, 2003, among Belk, Inc., The Belk Center, Inc., Enterprise Funding Corporation, and Bank of America, N.A., amending that certain Note Purchase Agreement dated as of May 3, 1999.
14.1	Belk, Inc. Code of Ethics for Senior Executive and Financial Officers.
21.1	Subsidiaries.
23.1	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A current report on form 8-K furnished on December 3, 2003, contained disclosure under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits”, and Item 9, “Regulation FD Disclosure.”

SIGNATURES

      Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2004.

BELK, INC.
(Registrant)

By:	/s/ JOHN M. BELK

John M. Belk
Chairman of the Board and Chief
Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2004.

Signature	Title

/s/ JOHN M. BELK John M. Belk	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ THOMAS M. BELK, JR. Thomas M. Belk, Jr.	President and Director

/s/ H.W. MCKAY BELK H.W. McKay Belk	President and Director

/s/ JOHN R. BELK John R. Belk	President and Director

/s/ B. FRANK MATTHEWS, II B. Frank Matthews, II	Vice Chairman of the Board and Director

/s/ SARAH BELK GAMBRELL Sarah Belk Gambrell	Director

/s/ J. KIRK GLENN, JR. J. Kirk Glenn, Jr.	Director

/s/ THOMAS C. NELSON Thomas C. Nelson	Director

/s/ JOHN A. KUHNE John A. Kuhne	Director

/s/ BRIAN T. MARLEY Brian T. Marley	Executive Vice President, Finance (Principal Financial Officer)

/s/ EDWARD J. RECORD Edward J. Record	Senior Vice President and Controller (Principal Accounting Officer)