Form 10-Q
period 2004-05-01
BELK INC
filed 2004-06-10
CIK 1051771

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended May 1, 2004

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
Yes ☑ No ☐

At June 1, 2004, the registrant had issued and outstanding 50,942,382 shares of class A common stock and 1,111,264 shares of class B common stock.

BELK, INC.
Index to Form 10-Q

This Report Contains Forward-Looking Statements

     Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as “may,” “will,” “intend,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or other similar words. Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the internet, our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute our growth strategies, anticipated benefits from the consolidation of our operating divisions and distribution facilities, the expected benefit of our new systems and technology, the expected increase in our sales and revenues generated through our proprietary charge card program and anticipated benefits from the consolidation of our merchandising, marketing and merchandise planning and allocation function. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. We believe that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements.

     For a detailed description of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned “This Report Contains Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004 that we filed with the Securities and Exchange Commission (“SEC”) on April 15, 2004. Our other filings with the SEC may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.

     Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, even if future events or new information may impact the validity of such statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Three Months Ended
	May 1,	May 3,
	2004	2003
Revenues	$550,115	$502,715
Cost of goods sold (including occupancy and buying expenses)	363,223	338,203
Selling, general and administrative expenses	140,330	132,950
Store closing costs	373	—

Operating income	46,189	31,562
Interest expense, net	(9,068)	(9,304)
Gain (loss) on property, equipment and investments	(160)	33
Other income, net	297	140

Income before income taxes	37,258	22,431
Income taxes	13,560	8,350

Net Income	$23,698	$14,081

Basic and diluted income per share:
Net income	$0.46	$0.26

Weighted average shares outstanding	51,953,864	54,618,021

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	May 1,	January 31,
	2004	2004
Assets
Current assets:
Cash and cash equivalents	$116,484	$166,071
Accounts receivable, net	290,546	311,141
Merchandise inventory	565,581	496,242
Prepaid income taxes	75	98
Prepaid expenses and other current assets	20,235	17,188

Total current assets	992,921	990,740
Investment securities	6,879	6,975
Property and equipment, net	711,082	702,682
Pension assets	4,418	4,487
Other assets	26,256	25,379

Total assets	$1,741,556	$1,730,263

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$200,386	$160,013
Accrued liabilities	94,933	100,801
Accrued income taxes	9,301	36,499
Deferred income taxes	1,071	785
Note payable	125,011	—
Current installments of long-term debt and capital lease obligations	7,896	7,848

Total current liabilities	438,598	305,946
Deferred income taxes	25,308	18,540
Long-term debt and capital lease obligations, excluding current installments	173,738	300,640
Interest rate swap liability	22,526	35,367
Deferred compensation and other noncurrent liabilities	104,800	100,271

Total liabilities	764,970	760,764
Stockholders’ equity:
Preferred stock	—	—
Common stock, 52.0 and 51.9 million shares issued and outstanding as of May 1, 2004 and January 31, 2004, respectively	520	519
Paid-in capital	531,925	530,612
Retained earnings	516,741	517,721
Accumulated other comprehensive loss	(72,600)	(79,353)

Total stockholders’ equity	976,586	969,499

Total liabilities and stockholders’ equity	$1,741,556	$1,730,263

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance at January 31, 2004	$519	$530,612	$517,721	$(79,353)	$969,499
Comprehensive income:
Net income	—	—	23,698	—	23,698
Unrealized loss on investments, net of $67 income tax benefit	—	—	—	(115)	(115)
Unrealized gain on interest rate swaps, net of $2,605 income tax expense	—	—	—	4,588	4,588
Amortization of pension asset adjustment, net of $1,339 income tax expense	—	—	—	2,280	2,280

Total comprehensive income					30,451
Cash dividends	—	—	(24,678)	—	(24,678)
Common stock issued	1	1,313	—	—	1,314

Balance at May 1, 2004	$520	$531,925	$516,741	$(72,600)	$976,586

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended
	May 1,	May 3,
	2004	2003
Cash flows from operating activities:
Net income	$23,698	$14,081
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and store closing costs	373	—
Deferred income taxes	8,477	1,055
Depreciation and amortization	22,521	22,989
(Gain) loss on sale of property, equipment & investments	160	(33)
(Increase) decrease in:
Accounts receivable, net	20,596	31,433
Merchandise inventory	(69,340)	(40,257)
Prepaid expenses and other assets	(4,187)	(4,304)
Increase (decrease) in:
Accounts payable and accrued liabilities	34,131	47,280
Accrued income taxes	(27,199)	(15,531)
Deferred compensation and other liabilities	(1,539)	1,888

Net cash provided by operating activities	7,691	58,601

Cash flows from investing activities:
Purchases of investments	(167)	—
Proceeds from sales of investments	80	—
Purchases of property and equipment	(30,671)	(20,429)
Proceeds from sales of property and equipment	—	144

Net cash used by investing activities	(30,758)	(20,285)

Cash flows from financing activities:
Principal payments on notes payable and capital lease obligations	(1,842)	(3,268)
Net proceeds from lines of credit	—	605
Dividends paid	(24,678)	(15,029)

Net cash used by financing activities	(26,520)	(17,692)

Net (decrease) increase in cash and cash equivalents	(49,587)	20,624
Cash and cash equivalents at beginning of period	166,071	91,286

Cash and cash equivalents at end of period	$116,484	$111,910

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 28-44) in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results in periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the full fiscal year.

     Certain prior period amounts have been reclassified to conform with current year presentation.

(2) Comprehensive Income (Loss)

     The following table sets forth the computation of comprehensive income:

	Three Months Ended
	May 1,	May 3,
	2004	2003
Net income	$23,698	$14,081
Other comprehensive income (loss):
Net change in fair value of interest rate swaps, net of $2,650 income tax expense and $1,016 income tax benefit for the three months ended May 1, 2004 and May 3, 2003, respectively	4,512	(1,730)
Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $45 and $56 income tax benefit for the three months ended May 1, 2004 and May 3, 2003, respectively	76	96
Unrealized (loss) gain on investments, net of $67 income tax benefit and $140 income tax expense for the three months ended May 1, 2004 and May 3, 2003, respectively	(115)	239
Amortization of pension asset adjustment, net of $1,339 income tax expense	2,280	—

Other comprehensive income (loss)	6,753	(1,395)

Total comprehensive income	$30,451	$12,686

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(3) Accumulated Other Comprehensive Loss

     The following table sets forth the components of accumulated other comprehensive loss:

	May 1,	January 31,
	2004	2004
Unrealized loss on interest rate swaps, net of $6,603 and $9,926 income tax benefit as of May 1, 2004 and January 31, 2004, respectively	$(11,243)	$(15,831)
Unrealized gains on investments, net of $882 and $948 income tax expense as of May 1, 2004 and January 31, 2004, respectively	1,525	1,640
Pension asset adjustment, net of $36,931 and $38,269 income tax expense as of May 1, 2004 and January 31, 2004, respectively	(62,882)	(65,162)

Accumulated other comprehensive loss	$(72,600)	$(79,353)

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

Accounts receivable, net consists of:

	May 1,	January 31,
	2004	2004
Customer receivables	$294,013	$309,058
Other receivables	6,690	15,119
Less allowance for doubtful accounts	(10,157)	(13,036)

Accounts receivable, net	$290,546	$311,141

(5) Note Payable

     The Company’s note purchase agreement among the Company, The Belk Center, Inc., Enterprise Funding Corporation and Bank of America, as amended, (the “Note Payable”) expires on April 5, 2005 and, accordingly, the outstanding balance as of May 1, 2004 of $125 million has been included in current liabilities. However, the Note Payable may be renewed by mutual consent of the parties, and it is the Company’s intent to renew the facility and utilize it as long-term financing.

(6) Implementation of New Accounting Standards

     In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Revised Statement 132”). Revised Statement 132 revises employers’ required disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“Statement 106”). Revised Statement 132 requires disclosures in addition to those in the original FASB Statement No. 132. The interim-period disclosures required by Revised Statement 132 are effective for interim periods beginning after December 15, 2003. The Company adopted the interim disclosure requirements set forth in Revised Statement 132 for the first quarter of fiscal year 2005.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(7) Pension and Postretirement Benefits

     The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee’s compensation. The Company also has a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain retired full-time employees.

The components of net periodic benefit expense are as follows:

	Three Months Ended
	Pension Plan		Postretirement Plan
	May 1,	May 3,	May 1,	May 3,
	2004	2003	2004	2003
Service cost	$2,763	$2,880	$53	$73
Interest cost	5,319	5,157	384	483
Expected return on plan assets	(6,558)	(6,634)	—	—
Amortization of transition obligation	—	—	65	65
Amortization of prior service cost	69	69	—	—
Amortization of the net (gain) loss	2,095	919	(124)	(69)

Net periodic benefit expense	$3,688	$2,391	$378	$552

     The Company previously disclosed in its financial statements for the year ended January 31, 2004, that it did not expect to contribute to its pension plan in fiscal year 2005. As of May 1, 2004, there have been no contributions to the pension plan, and the Company does not anticipate any contributions for the remainder of the current fiscal year.

(8) Curtailment and Settlement of Defined Benefit Supplemental Executive Retirement Plan

     On April 1, 2004, certain participants elected to waive their benefits in the Company’s non-qualified defined benefit supplemental executive retirement plan in exchange for participation in the Company’s new non-qualified defined contribution 2004 Supplemental Executive Retirement Plan. This election resulted in the curtailment and settlement of their benefits in the defined benefit plan. The Company recognized a net charge of $1.9 million in selling, general and administrative expenses in the first quarter of fiscal year 2005 related to the curtailment and settlement.

(9) Derivative Financial Instruments

     During the first quarter of fiscal year 2005, the Company terminated two interest rate swaps with a total notional value of $50 million. The interest rate swaps had previously been dedesignated as cash flow hedges during the third quarter of fiscal year 2004.

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

     The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2005” refer to the fiscal year ending January 29, 2005 and all references to “fiscal year 2004” refer to the period ended January 31, 2004.

     As of the end of its first quarter of fiscal year 2005, the Company operated 225 retail department stores in 13 states primarily in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.

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

     Management believes that significant opportunities for growth exist in Belk markets where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. Although the Company will continue to take advantage of prudent opportunities to expand into large markets, the Company will focus its expansion in medium-sized markets with store units in the 50,000 to 80,000 square-foot size range. One of the more significant challenges currently facing the Company’s management is to continue to identify new Belk markets and to effectively increase the Company’s net store selling square footage. In fiscal year 2004, the Company increased net store selling square footage by 343,700 square feet, or 2.4%, and plans to expand by an additional 733,800 square feet, or 5.0%, in fiscal year 2005.

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

	Three Months Ended
	May 1,	May 3,
	2004	2003
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%
Cost of goods sold	66.0	67.3
Selling, general and administrative expenses	25.5	26.5
Asset impairment and store closing costs	0.1	—
Operating income	8.4	6.3
Interest expense, net	1.7	1.9
Income taxes	2.5	1.7
Net income	4.3	2.8
Comparable store net revenue increase (decrease)	5.6	(6.6)

Comparison of the Three Months Ended May 1, 2004 and May 3, 2003

     Revenues. The Company’s revenues for the three months ended May 1, 2004 increased 9.4%, or $47.4 million, to $550.1 million from $502.7 million over the same period in fiscal year 2004. The increase is attributable to a 5.6% increase in revenues from comparable stores in addition to $19.2 million of additional sales from new stores.

     As disclosed in the Company’s Form 10-K, which was filed on April 15, 2004, comparable store sales no longer exclude replacement and expansion stores. Non-comparable stores will include only closing stores and new stores that have not reached the one-year anniversary of their opening prior to the beginning of the fiscal year in which they were constructed. The Company believes this revised measure is a more accurate indicator of existing store performance and is a common basis used by other retailers in the reporting of their results. The Company has restated the previous year’s comparable store net revenue decrease to conform with this new definition.

     Cost of goods sold. As a percentage of revenues, cost of goods sold decreased to 66.0% for the three months ended May 1, 2004, compared to 67.3% for the same period in fiscal year 2004. The decrease is primarily attributable to improved margin on inventory purchases and a 0.18% reduction in both occupancy and buying expenses as a percentage of revenues due to improved operating efficiencies.

     Selling, general and administrative expenses. As a percent of revenues, selling, general and administrative (“SG&A”) expenses decreased to 25.5% for the three months ended May 1, 2004 compared to 26.5% for the same period in fiscal year 2004. The decrease resulted primarily from a decrease in depreciation expense as a percentage of revenues of approximately 0.47%, a decrease in payroll as a percentage of revenues of 0.49% and a decrease in bad debt expense as a percentage of revenues of 0.31%. These decreases were partially offset by a $1.9 million charge recognized in the first quarter of fiscal year 2005 for the curtailment and settlement of the Company’s defined benefit supplemental executive retirement plan.

     Store closing costs. The Company incurred $0.4 million in asset impairment and store closing costs in the first quarter of fiscal year 2005 related to the post-closing real estate holding costs for three stores located in Lenoir, North Carolina; and Beaufort and Myrtle Beach, South Carolina.

     Net income. As a percentage of revenues, net income increased to 4.3% for the three months ended May 1, 2004, compared to 2.8% for the same period in fiscal year 2004. The increase was primarily due to the changes discussed above.

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

Liquidity and Capital Resources

     The Company’s primary sources of liquidity are cash on hand, cash flow from operations, and borrowings under debt facilities. The Company’s debt facilities consist of a $250 million variable rate note, a $125 million ten-year variable rate bond facility, a $200 million revolving line of credit and a $126.8 million standby letter of credit.

     The $250 million variable rate note is governed by a note payable agreement that expires on April 5, 2005 and, accordingly, the outstanding balance as of May 1, 2004 of $125.0 million has been included in current liabilities. However, the note payable agreement is renewable by mutual consent of the parties, and the Company intends to renew the facility and utilize it as long-term financing.

     Net cash provided by operating activities decreased $50.9 million to $7.7 million for the three months ended May 1, 2004 from $58.6 million for the three months ended May 3, 2003. The decrease in cash provided by operating activities for the first quarter of fiscal year 2005 was principally due to higher levels of inventory purchases, attributable to the addition of new stores and higher comparable store sales during the first quarter of fiscal year 2005, and increased income tax payments, due to higher net income in fiscal 2004.

     Expenditures for property and equipment increased $10.2 million, or 50.1%, to $30.7 million for the three months ended May 1, 2004 from $20.4 million for the same time period in fiscal year 2004. The increase was principally due to the addition of four new stores and three replacement stores in the first quarter of fiscal year 2005, as compared to the addition of one new store during the same time period in fiscal year 2004.

     During the three months ended May 1, 2004, the Company opened seven new stores in Waco, Kerrville, and Sherman, Texas; Beaufort and Myrtle Beach, South Carolina; Mandeville, Louisiana; and Lenoir, North Carolina. The Texas and Louisiana stores are in new markets of the Company and the other new stores are replacements of stores in existing markets. The Company also completed the expansion of one store in Corinth, Mississippi during the first quarter of fiscal year 2005.

     Net cash used by financing activities increased $8.8 million to $26.5 million for the three months ended May 1, 2004 from $17.7 million for the three months ended May 3, 2003. This increase resulted from a higher dividend per share amount attributable to a special one-time dividend paid on fiscal 2004 net income.

     Management of the Company believes that cash flows from operations and the existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     During the first quarter of fiscal year 2005, the Company terminated two interest rate swaps with a total notional value of $50 million. The interest rate swaps had previously been dedesignated as cash flow hedges during the third quarter of fiscal year 2004.

     There have been no other material changes to the Company’s quantitative and qualitative market risk disclosures during the three months ended May 1, 2004.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s annual meeting of stockholders was held on May 26, 2004. The only matter submitted to a vote of the stockholders was the election of directors. At the meeting, in person or by proxy, there were stockholders holding an aggregate of 50,703,070 shares of common stock. There were no broker-non votes with respect to any proposal. The voting results were as follows:

     Election of Directors

Term Expiring 2007	For	Withheld
John R. Belk	499,534,512	6,528
John A. Kuhne	499,497,648	43,392
Elizabeth Valk Long	497,634,738	1,906,302

Accordingly, John R. Belk, John A. Kuhne and Elizabeth Valk Long were elected as directors for terms expiring in 2007. Thomas M. Belk, Jr., Sarah Belk Gambrell and J. Kirk Glenn, Jr. continue to serve as directors for terms expiring in 2005, and H.W. McKay Belk, B. Frank Matthews, II and Thomas C. Nelson continue to serve as directors for terms expiring in 2006.

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).

3.2	Form of Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

4.1	Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).

4.2	Articles I and IV of the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

10.1	Amendment Number 7 to Note Purchase Agreement, dated as of April 6, 2004, among Belk, Inc., The Belk Center, Inc., Enterprise Funding Corporation, and Bank of America, N.A., amending that certain Note Purchase Agreement dated as of May 3, 1999.

10.2	Consulting Services Agreement dated as of May 26, 2004 by and between Belk, Inc. and John M. Belk.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     A current report on form 8-K furnished on March 10, 2004, contained disclosure under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits”, and Item 9, “Regulation FD Disclosure.”

     A current report on form 8-K filed on March 11, 2004, contained disclosure under Item 9, “Regulation FD Disclosure.”

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELK, INC.

Dated: June 10, 2004	By:	/s/ Ralph A. Pitts

Ralph A. Pitts
Executive Vice President, General Counsel and
Corporate Secretary
(Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley

Brian T. Marley
Executive Vice President and
Chief Financial Officer