Form 10-Q
period 2004-07-31
BELK INC
filed 2004-09-09
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended           July 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _______________ to _______________

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

Yes      ☑           No

At September 1, 2004, the registrant had issued and outstanding 50,296,681 shares of class A common stock and 1,274,980 shares of class B common stock.

BELK, INC.
Index to Form 10-Q

This Report Contains Forward-Looking Statements

     Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as “may,” “will,” “intend,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or other similar words. Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the internet, our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute our growth strategies and achieve anticipated results in our new and expanded stores, the expected benefit of our new systems and technology, the expected increase in our sales and revenues generated through our proprietary charge card program and anticipated benefits from the consolidation of our merchandising, marketing and merchandise planning and allocation function. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. We believe that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements.

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

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Revenues	$536,375	$492,087	$1,086,490	$994,801
Cost of goods sold (including occupancy and buying expenses)	359,977	333,747	723,200	671,950
Selling, general and administrative expenses	144,197	135,093	284,527	268,042
Store closing costs	—	—	373	—

Operating income	32,201	23,247	78,390	54,809
Interest expense, net	(8,672)	(9,961)	(17,740)	(19,264)
Gain (loss) on property, equipment and investments	(111)	827	(271)	860
Other income, net	68	25	365	164

Income before income taxes	23,486	14,138	60,744	36,569
Income taxes	8,550	5,200	22,110	13,550

Net Income	$14,936	$8,938	$38,634	$23,019

Basic and diluted net income per share	$0.29	$0.17	$0.75	$0.43

Weighted average shares outstanding	51,705,513	52,376,231	51,829,689	53,497,126

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	July 31,	January 31,
	2004	2004
Assets
Current assets:
Cash and cash equivalents	$150,677	$166,071
Accounts receivable, net	273,399	311,141
Merchandise inventory	525,545	496,242
Prepaid income taxes	8,645	98
Prepaid expenses and other current assets	18,693	17,188

Total current assets	976,959	990,740
Investment securities	7,028	6,975
Property and equipment, net	732,600	702,682
Pension assets	4,349	4,487
Other assets	28,272	25,379

Total assets	$1,749,208	$1,730,263

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$174,676	$160,013
Accrued liabilities	124,057	100,801
Accrued income taxes	—	36,499
Deferred income taxes	1,229	785
Note payable	125,355	—
Current installments of long-term debt and capital lease obligations	8,143	7,848

Total current liabilities	433,460	305,946
Deferred income taxes	29,030	18,540
Long-term debt and capital lease obligations, excluding current installments	172,275	300,640
Interest rate swap liability	20,906	35,367
Deferred compensation and other noncurrent liabilities	105,206	100,271

Total liabilities	760,877	760,764

Stockholders’ equity:
Preferred stock	—	—
Common stock, 51.4 and 51.9 million shares issued and outstanding as of July 31, 2004 and January 31, 2004, respectively	514	519
Paid-in capital	525,467	530,612
Retained earnings	531,656	517,721
Accumulated other comprehensive loss	(69,306)	(79,353)

Total stockholders’ equity	988,331	969,499

Total liabilities and stockholders’ equity	$1,749,208	$1,730,263

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance at January 31, 2004	$519	$530,612	$517,721	$(79,353)	$969,499
Comprehensive income:
Net income	—	—	38,634	—	38,634
Unrealized loss on investments, net of $12 income tax benefit	—	—	—	(20)	(20)
Unrealized gain on interest rate swaps, net of $3,056 income tax expense	—	—	—	5,508	5,508
Amortization of pension asset adjustment, net of $2,678 income tax expense	—	—	—	4,559	4,559

Total comprehensive income					48,681
Cash dividends	—	—	(24,699)	—	(24,699)
Common stock issued	2	2,020	—	—	2,022
Repurchase and retirement of common stock	(7)	(7,165)	—	—	(7,172)

Balance at July 31, 2004	$514	$525,467	$531,656	$(69,306)	$988,331

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six Months Ended
	July 31,	August 2,
	2004	2003
Cash flows from operating activities:
Net income	$38,634	$23,019
Adjustments to reconcile net income to net cash provided by operating activities:
Store closing costs	373	—
Deferred income taxes	14,450	2,125
Depreciation and amortization	46,203	45,983
(Gain) loss on sale of property, equipment & investments	271	(860)
(Increase) decrease in:
Accounts receivable, net	37,742	56,148
Merchandise inventory	(29,304)	13,463
Prepaid expenses and other assets	(13,431)	(1,624)
Increase (decrease) in:
Accounts payable and accrued liabilities	37,547	17,105
Accrued income taxes	(36,499)	(24,636)
Deferred compensation and other liabilities	(1,144)	77

Net cash provided by operating activities	94,842	130,800

Cash flows from investing activities:
Purchases of investments	(167)	—
Proceeds from sales of investments	80	2,450
Purchases of property and equipment	(74,544)	(35,002)
Proceeds from sales of property and equipment	—	1,421

Net cash used by investing activities	(74,631)	(31,131)

Cash flows from financing activities:
Principal payments on notes payable and capital lease obligations	(4,074)	(5,819)
Net proceeds from lines of credit	340	—
Dividends paid	(24,699)	(15,029)
Repurchase of common stock	(7,172)	(26,685)

Net cash used by financing activities	(35,605)	(47,533)

Net (decrease) increase in cash and cash equivalents	(15,394)	52,136
Cash and cash equivalents at beginning of period	166,071	91,286

Cash and cash equivalents at end of period	$150,677	$143,422

Supplemental schedule of noncash investing and financing activities:
Increase in property and equipment through assumption of capital leases	$1,019	$—

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

     Certain prior period amounts have been reclassified to conform with current year presentation.

(2) Comprehensive Income (Loss)

     The following table sets forth the computation of comprehensive income:

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net income	$14,936	$8,938	$38,634	$23,019
Other comprehensive income (loss):
Net change in fair value of interest rate swaps, net of $496 and $3,146 income tax expense for the three months and six months ended July 31, 2004, respectively and $5,462 and $4,446 income tax expense for the three and six months ended August 2, 2003, respectively	844	9,300	5,356	7,570
Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $45 and $90 income tax benefit for the three and six months ended July 31, 2004, respectively and $56 and $112 income tax benefit for the three and six months ended August 2, 2003, respectively	76	96	152	192
Unrealized gain (loss) on investments, net of $55 income tax expense and $12 income tax benefit for the three and six months ended July 31, 2004, respectively and $140 and $280 income tax expense for the three and six months ended August 2, 2003, respectively	94	238	(20)	477
Reclassification adjustment for investment gains included in net income, net of $77 income tax expense for the three and six months ended August 2, 2003	—	(131)	—	(131)
Amortization of pension asset adjustment, net of $1,339 and $2,678 income tax expense for the three and six months ended July 31, 2004, respectively	2,280	—	4,559	—

Other comprehensive income	3,294	9,503	10,047	8,108

Total comprehensive income	$18,230	$18,441	$48,681	$31,127

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(3) Accumulated Other Comprehensive Loss

     The following table sets forth the components of accumulated other comprehensive loss:

	July 31,	January 31,
	2004	2004
Unrealized loss on interest rate swaps, net of $6,062 and $9,926 income tax benefit as of July 31, 2004 and January 31, 2004, respectively	$(10,322)	$(15,831)
Unrealized gains on investments, net of $937 and $948 income tax expense as of July 31, 2004 and January 31, 2004, respectively	1,618	1,640
Pension asset adjustment, net of $35,592 and $38,269 income tax expense as of July 31, 2004 and January 31, 2004, respectively	(60,602)	(65,162)

Accumulated other comprehensive loss	$(69,306)	$(79,353)

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

     Accounts receivable, net consists of:

	July 31,	January 31,
	2004	2004
Customer receivables	$274,889	$309,058
Other receivables	8,933	15,119
Less allowance for doubtful accounts	(10,423)	(13,036)

Accounts receivable, net	$273,399	$311,141

(5) Note Payable

     The Company’s note purchase agreement among the Company, The Belk Center, Inc., Enterprise Funding Corporation and Bank of America, as amended, (the “Note Payable”) expires on April 5, 2005 and, accordingly, the outstanding balance as of July 31, 2004 of $125 million has been included in current liabilities. However, the Note Payable may be renewed by mutual consent of the parties, and it is the Company’s intent to renew the facility and utilize it as long-term financing.

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

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

December 15, 2003. The Company adopted the interim disclosure requirements set forth in Revised Statement 132 for the first quarter of fiscal year 2005.

     In May 2004, the FASB issued Staff Position FAS 106-2, “Accounting and Disclosure Requirements Relating to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Company offers an access-only prescription drug plan to retirees and therefore the adoption of the provisions under Staff Position FAS 106-2 did not have an impact on the Company’s consolidated financial position or results of operations.

(7) Pension and Postretirement Benefits

     The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee’s compensation. The Company also has a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain retired full-time employees.

     The components of net periodic benefit expense are as follows:

	Three Months Ended
	Pension Plan		Postretirement Plan
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Service cost	$2,763	$2,880	$53	$73
Interest cost	5,319	5,158	384	483
Expected return on plan assets	(6,558)	(6,634)	—	—
Amortization of transition obligation	—	—	65	65
Amortization of prior service cost	69	69	—	—
Amortization of the net (gain) loss	2,095	918	(124)	(69)

Net periodic benefit expense	$3,688	$2,391	$378	$552

	Six Months Ended
	Pension Plan		Postretirement Plan
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Service cost	$5,526	$5,760	$107	$145
Interest cost	10,637	10,316	768	965
Expected return on plan assets	(13,117)	(13,268)	—	—
Amortization of transition obligation	—	—	131	131
Amortization of prior service cost	138	138	—	—
Amortization of the net (gain) loss	4,191	1,836	(249)	(138)

Net periodic benefit expense	$7,375	$4,782	$757	$1,103

     The Company previously disclosed in its financial statements for the fiscal year ended January 31, 2004, that it did not expect to contribute to its pension plan in fiscal year 2005. As of July 31, 2004, there have been no contributions to the pension plan, and the Company does not anticipate any contributions for the remainder of the current fiscal year.

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

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(9) Derivative Financial Instruments

     During the first quarter of fiscal year 2005, the Company terminated two interest rate swaps with a total notional value of $50 million. The interest rate swaps had previously been dedesignated as cash flow hedges during the third quarter of fiscal year 2004.

(10) Stock Repurchase

     On June 14, 2004, the Company repurchased 643,071 shares of outstanding Class A common stock at a cost of $7.2 million.

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

     As of the end of its second quarter of fiscal year 2005, the Company operated 225 retail department stores in 13 states primarily in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.

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

     Management believes that significant opportunities for growth exist in Belk markets where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. Although the Company will continue to take advantage of prudent opportunities to expand into large markets, the Company will focus its expansion in medium-sized markets with store units in the 50,000 to 80,000 square-foot size range. One of the more significant challenges currently facing the Company’s management is to continue to identify new Belk markets and to effectively increase the Company’s net store selling square footage. In fiscal year 2004, the Company increased net store selling square footage by 343,700 square feet, or 2.4%, and plans to expand by an additional 644,600 square feet, or 4.4%, in fiscal year 2005.

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

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.1	67.8	66.6	67.6
Selling, general and administrative expenses	26.9	27.5	26.2	26.9
Operating income	6.0	4.7	7.2	5.5
Interest expense, net	1.6	2.0	1.6	1.9
Income taxes	1.6	1.1	2.0	1.4
Net income	2.8	1.8	3.6	2.3
Comparable store net revenue increase (decrease)	4.9	(2.4)	5.3	(4.6)

Comparison of the Three and Six Months Ended July 31, 2004 and August 2, 2003

     Revenues. The Company’s revenues for the three months ended July 31, 2004 increased 9.0%, or $44.3 million, to $536.4 million from $492.1 million over the same period in fiscal year 2004. The increase is attributable to a 4.9% increase in revenues from comparable stores and $21.8 million of additional sales from new stores.

     The Company’s revenues for the six months ended July 31, 2004 increased 9.2%, or $91.7 million, to $1,086.5 million from $994.8 million over the same period in fiscal year 2004. The increase is attributable to a 5.3% increase in revenues from comparable stores and $44.4 million of additional sales from new stores.

     As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, which was filed on April 15, 2004, comparable store sales no longer exclude replacement and expansion stores. Non-comparable stores include only closing stores and new stores that have not reached the one-year anniversary of their opening prior to the beginning of the fiscal year in which they were constructed. The Company believes this revised measure is a more accurate indicator of existing store performance and is a common basis used by other retailers in the reporting of their results. The Company has revised the previous year’s comparable store net revenue decrease to conform with this new definition.

     Cost of goods sold. As a percentage of revenues, cost of goods sold decreased to 67.1% and 66.6% for the three months and six months ended July 31, 2004, respectively, compared to 67.8% and 67.6% for the same periods in fiscal year 2004. The decrease is primarily attributable to improved margin on inventory purchases, a 0.16% and 0.17% reduction in buying expenses as a percentage of revenues for the three and six months ended July 31, 2004, respectively, and a 0.03% and 0.11% reduction in occupancy expenses as a percentage of revenues over the same time period in fiscal year 2004. Although the majority of expenses included in cost of goods sold are variable with sales, increasing sales volumes, improved expense leverage and certain non-variable costs, primarily the buying and occupancy expenses noted above, did not increase to the same extent as revenues.

     Selling, general and administrative expenses. As a percent of revenues, selling, general and administrative (“SG&A”) expenses decreased to 26.9% for the three months ended July 31, 2004 compared to 27.5% for the same period in fiscal year 2004. The decrease resulted primarily from a decrease in depreciation expense as a percentage of revenues of approximately 0.29%, an increase in credit and finance charge income as a percentage of revenues of 0.18% and a decrease in bad debt expense as a percentage of revenues of 0.15%

     As a percentage of revenues, selling, general and administrative (“SG&A”) expenses decreased to 26.2% for the six months ended July 31, 2004 compared to 26.9% for the same period in fiscal year 2004. The decrease resulted primarily from a decrease in depreciation expense as a percentage of revenues of approximately 0.38%, a decrease in payroll as a percentage of revenues of 0.24% and a decrease in bad debt expense as a percentage of revenues of 0.23%. These decreases were partially offset by a $1.9 million charge recognized in the first quarter of fiscal year 2005 for the curtailment and settlement of the Company’s defined benefit supplemental executive retirement plan.

     Store closing costs. The Company incurred $0.4 million in store closing costs in the first quarter of fiscal year 2005 related to the post-closing real estate holding costs for three stores located in Lenoir, North Carolina and Beaufort and Myrtle Beach, South Carolina.

     Net income. As a percentage of revenues, net income increased to 2.8% and 3.6% for the three months and six months ended July 31, 2004, respectively, compared to 1.8% and 2.3% for the same periods in fiscal year 2004. The increase was primarily due to the changes discussed above.

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

     The $250 million variable rate note is governed by a note payable agreement that expires on April 5, 2005 and, accordingly, the outstanding balance as of July 31, 2004 of $125.4 million has been included in current liabilities. However, the note payable agreement is renewable by mutual consent of the parties, and the Company intends to renew the facility and utilize it as long-term financing. The $200 million revolving line of credit is governed by a credit agreement that expires on July 31, 2005. The $126.8 million standby letter of credit also expires on July 31, 2005. Prior to July 31, 2005, the Company intends to replace the existing revolving line of credit and standby letter of credit with a facility that provides a comparable source of liquidity.

     Net cash provided by operating activities decreased $36.0 million to $94.8 million for the six months ended July 31, 2004 from $130.8 million for the six months ended August 2, 2003. The decrease in cash provided by operating activities for the first six months of fiscal year 2005 was principally due to higher levels of inventory purchases, attributable to the addition of new stores and higher comparable store sales during the first six months of fiscal year 2005, and increased income tax payments, due to higher net income in fiscal year 2004.

     Expenditures for property and equipment increased $39.5 million to $74.5 million for the six months ended July 31, 2004 from $35.0 million for the same time period in fiscal year 2004. The increase was principally due to the addition of four new stores and three replacement stores in the first six months of fiscal year 2005, as compared to the addition of one new store during the same time period in fiscal year 2004.

     During the six months ended July 31, 2004, the Company opened seven new stores in Waco, Kerrville, and Sherman, Texas; Beaufort and Myrtle Beach, South Carolina; Mandeville, Louisiana; and Lenoir, North Carolina. The Texas and Louisiana stores are in new markets for the Company and the other new stores are replacements of stores in existing markets. The Company also completed the expansion of two stores in Corinth, Mississippi and Cullman, Alabama during the first six months of fiscal year 2005.

     Net cash used by financing activities decreased $11.9 million to $35.6 million for the six months ended July 31, 2004 from $47.5 million for the six months ended August 2, 2003. This decrease resulted from lower levels of common stock repurchases in the first six months of fiscal year 2005 compared to the same period in fiscal year 2004, partially offset by a higher dividend per share amount attributable to a special one-time dividend paid in fiscal 2004.

     Management of the Company believes that cash flows from operations and the existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements for at least the next twelve months.

Contractual Obligations and Commercial Commitments

     A table representing the scheduled maturities of the Company’s contractual obligations and commercial commitments as of January 31, 2004 was included under the heading “Contractual Obligations and Commercial Commitments” on page 17 of the Company’s fiscal year 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2004. To facilitate an understanding of the significant changes in the Company’s commercial commitments, which occur in the normal course of business, the following data has been updated as of July 31, 2004.

	Amount of Commitment Expiration per Period (in thousands)
	Total Amounts
Other Commercial Commitments	Committed	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Standby Letters of Credit (a)	$133,849	$133,849	$—	$—	$—
Import Letters of Credit	40,982	40,982	—	—	—

Total Commercial Commitments	$174,831	$174,831	$—	$—	$—

     (a) Standby letters of credit include a $126.8 million facility that supports the ten-year bonds (accrued principal and interest) due July 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     During the first quarter of fiscal year 2005, the Company terminated two interest rate swaps with a total notional value of $50 million. The interest rate swaps had previously been dedesignated as cash flow hedges during the third quarter of fiscal year 2004.

     There have been no other material changes to the Company’s quantitative and qualitative market risk disclosures during the six months ended July 31, 2004 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31,2004.

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

     During the period covered by this report, there were no changes or corrective actions in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table contains information about our purchases of our equity securities during the second quarter of fiscal year 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of	that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	per Share	Plans or Programs	Plans or Programs
May 2 - May 29, 2004	—	$—	—	—
May 30 - July 3, 2004	643,071 (1)	11.15	—	—
July 4 - July 31, 2004	—	—	—	—

Total	643,071	$11.15	—	—

(1) The Company repurchased 643,071 shares from Davidson College in connection with the retirement of John M. Belk.

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

(b) Reports on Form 8-K

     A current report on Form 8-K dated May 26, 2004, contained disclosure under Item 5, “Other Events and Required FD Disclosure”, Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits”, and Item 12, “Results of Operations and Financial Condition.”

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELK, INC.

Dated: September 9, 2004	By:	/s/ Ralph A. Pitts

Ralph A. Pitts
Executive Vice President, General Counsel and
Corporate Secretary
(Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley

Brian T. Marley
Executive Vice President and
Chief Financial Officer