Form 10-Q
period 2004-10-30
BELK INC
filed 2004-12-09
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended October 30, 2004

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
Yes ☑ No ☐

At December 1, 2004, the registrant had issued and outstanding 50,288,381 shares of class A common stock and 1,283,280 shares of class B common stock.

BELK, INC.

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

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Revenues	$540,266	$508,544	$1,626,756	$1,503,346
Cost of goods sold (including occupancy and buying expenses)	364,428	345,721	1,087,628	1,017,671
Selling, general and administrative expenses	150,398	139,394	434,924	407,437
Store closing costs	—	—	373	—

Operating income	25,440	23,429	103,831	78,238
Interest expense, net	(7,879)	(8,435)	(25,619)	(27,700)
Gain (loss) on property, equipment and investments	(41)	12,914	(312)	13,774
Other income, net	73	76	437	241

Income before income taxes	17,593	27,984	78,337	64,553
Income taxes	6,400	10,410	28,510	23,960

Net Income	$11,193	$17,574	$49,827	$40,593

Basic and diluted net income per share	$0.22	$0.34	$0.96	$0.77

Weighted average shares outstanding	51,569,971	52,022,015	51,743,116	53,009,038

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	October 30,	January 31,
	2004	2004
Assets
Current assets:
Cash and cash equivalents	$77,670	$166,071
Accounts receivable, net	279,916	311,141
Merchandise inventory	714,916	496,242
Prepaid income taxes	5,906	98
Prepaid expenses and other current assets	20,103	17,188

Total current assets	1,098,511	990,740
Investment securities	7,482	6,975
Property and equipment, net	727,936	702,682
Pension assets	4,280	4,487
Other assets	30,825	25,379

Total assets	$1,869,034	$1,730,263

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$292,628	$160,013
Accrued liabilities	107,758	100,801
Accrued income taxes	—	36,499
Deferred income taxes	1,329	785
Note payable	125,019	—
Current installments of long-term debt and capital lease obligations	8,074	7,848

Total current liabilities	534,808	305,946
Deferred income taxes	31,405	18,540
Long-term debt and capital lease obligations, excluding current installments	170,225	300,640
Interest rate swap liability	25,973	35,367
Deferred compensation and other noncurrent liabilities	106,605	100,271

Total liabilities	869,016	760,764

Stockholders’ equity:
Preferred stock	—	—
Common stock, 51.6 and 51.9 million shares issued and outstanding as of October 30, 2004 and January 31, 2004, respectively	516	519
Paid-in capital	527,161	530,612
Retained earnings	542,849	517,721
Accumulated other comprehensive loss	(70,508)	(79,353)

Total stockholders’ equity	1,000,018	969,499

Total liabilities and stockholders’ equity	$1,869,034	$1,730,263

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance at January 31, 2004	$519	$530,612	$517,721	$(79,353)	$969,499
Comprehensive income:
Net income	—	—	49,827	—	49,827
Unrealized loss on investments, net of $156 income tax benefit	—	—	—	266	266
Unrealized gain on interest rate swaps, net of $1,218 income tax expense	—	—	—	2,073	2,073
Amortization of pension asset adjustment, net of $3,821 income tax expense	—	—	—	6,506	6,506

Total comprehensive income					58,672
Cash dividends	—	—	(24,699)	—	(24,699)
Common stock issued	3	3,714	—	—	3,717
Repurchase and retirement of common stock	(6)	(7,165)	—	—	(7,171)

Balance at October 30, 2004	$516	$527,161	$542,849	$(70,508)	$1,000,018

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended
	October 30,	November 1,
	2004	2003
Cash flows from operating activities:
Net income	$49,827	$40,593
Adjustments to reconcile net income to net cash provided by operating activities:
Store closing costs	373	—
Deferred income taxes	14,470	8,160
Depreciation and amortization	70,409	68,621
(Gain) loss on sale of property, equipment & investments	312	(13,774)
(Increase) decrease in:
Accounts receivable, net	31,225	33,968
Merchandise inventory	(218,674)	(173,956)
Prepaid expenses and other assets	(7,322)	(12,128)
Increase (decrease) in:
Accounts payable and accrued liabilities	139,200	160,495
Accrued income taxes	(36,499)	(19,104)
Deferred compensation and other liabilities	193	2,138

Net cash provided by operating activities	43,514	95,013

Cash flows from investing activities:
Purchases of investments	(167)	—
Proceeds from sales of investments	80	2,450
Purchases of property and equipment	(95,337)	(59,100)
Proceeds from sales of property and equipment	1,508	3,951

Net cash used by investing activities	(93,916)	(52,699)

Cash flows from financing activities:
Principal payments on notes payable and capital lease obligations	(6,129)	(57,760)
Dividends paid	(24,699)	(15,029)
Repurchase of common stock	(7,171)	(26,685)

Net cash used by financing activities	(37,999)	(99,474)

Net decrease in cash and cash equivalents	(88,401)	(57,160)
Cash and cash equivalents at beginning of period	166,071	91,286

Cash and cash equivalents at end of period	$77,670	$34,126

Supplemental schedule of noncash investing and financing activities:
Increase in property and equipment through assumption of capital leases	$1,019	$—

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

     Certain prior period amounts have been reclassified to conform with current year presentation.

(2) Comprehensive Income (Loss)

     The following table sets forth the computation of comprehensive income:

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net income	$11,193	$17,574	$49,827	$40,593
Other comprehensive income (loss):
Net change in fair value of interest rate swaps, net of $2,062 income tax benefit and $1,084 income tax expense for the three months and nine months ended October 30, 2004, respectively and $1,903 income tax benefit and $2,543 income tax expense for the three and nine months ended November 1, 2003, respectively	(3,511)	(3,239)	1,845	4,331
Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $45 and $134 income tax benefit for the three and nine months ended October 30, 2004, respectively and $56 and $168 income tax benefit for the three and nine months ended November 1, 2003, respectively	76	96	228	288
Reclassification adjustment for interest rate swap dedesignation loss included in gain (loss) on property, equipment and investments, net of $2,398 income tax benefit for the three and nine months ended November 1, 2003, respectively	—	4,083	—	4,083
Unrealized gain (loss) on investments, net of $168 and $156 income tax expense for the three and nine months ended October 30, 2004, respectively and $175 and $454 income tax expense for the three and nine months ended November 1, 2003, respectively	286	297	266	774
Reclassification adjustment for investment gains included in net income, net of $77 income tax expense for the nine months ended November 1, 2003	—	—	—	(131)
Amortization of pension asset adjustment, net of $1,143 and $3,821 income tax expense for the three and nine months ended October 30, 2004, respectively	1,947	—	6,506	—

Other comprehensive income	(1,202)	1,237	8,845	9,345

Total comprehensive income	$9,991	$18,811	$58,672	$49,938

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

(3) Accumulated Other Comprehensive Loss

     The following table sets forth the components of accumulated other comprehensive loss:

	October 30,	January 31,
	2004	2004
Unrealized loss on interest rate swaps, net of $8,080 and $9,296 income tax benefit as of October 30, 2004 and January 31, 2004, respectively	$(13,757)	$(15,831)
Unrealized gains on investments, net of $1,105 and $948 income tax expense as of October 30, 2004 and January 31, 2004, respectively	1,905	1,640
Pension asset adjustment, net of $34,449 and $38,269 income tax expense as of October 30, 2004 and January 31, 2004, respectively	(58,656)	(65,162)

Accumulated other comprehensive loss	$(70,508)	$(79,353)

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

     Accounts receivable, net consists of:

	October 30,	January 31,
	2004	2004
Customer receivables	$282,416	$309,058
Other receivables	7,518	15,119
Less allowance for doubtful accounts	(10,018)	(13,036)

Accounts receivable, net	$279,916	$311,141

(5) Note Payable

     The note purchase agreement among the Company, The Belk Center, Inc., Enterprise Funding Corporation and Bank of America, as amended (the “Note Payable”), expires on April 5, 2005 and, accordingly, the outstanding balance as of October 30, 2004 of $125 million has been included in current liabilities. However, the Note Payable may be renewed by mutual consent of the parties, and it is the Company’s intent to renew the facility and utilize it as long-term financing.

(6) Credit Agreement

     During the quarter ended October 30, 2004, the Company replaced its combined $200 million revolving credit and $127 million standby letter of credit facility that was to expire in July 2005 with a combined $330 million credit facility that expires in October 2009. Up until October 2007, the facility may be increased to $380 million at the Company’s request. The new facility allows for up to $225 million of outstanding letters of credit. The current interest rate payable under the credit facility is based on LIBOR or prime plus approximately 63 basis points. The credit facility contains restrictive covenants consistent with the Company’s existing debt agreements and financial covenants including leverage and fixed charge coverage ratios. The Company has $127 million of standby letters of credit and no borrowings outstanding under the credit facility at October 30, 2004.

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

(8) Pension and Postretirement Benefits

     The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee’s compensation. The Company also has a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain retired full-time employees.

The components of net periodic benefit expense are as follows:

	Three Months Ended
	Pension Plan		Postretirement Plan
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Service cost	$2,234	$2,880	$53	$73
Interest cost	5,319	5,158	384	483
Expected return on plan assets	(6,558)	(6,634)	—	—
Amortization of transition obligation	—	—	65	65
Amortization of prior service cost	69	69	—	—
Amortization of the net (gain) loss	2,095	918	(124)	(69)

Net periodic benefit expense	$3,159	$2,391	$378	$552

	Nine Months Ended
	Pension Plan		Postretirement Plan
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Service cost	$7,760	$8,640	$160	$218
Interest cost	15,956	15,474	1,152	1,448
Expected return on plan assets	(19,675)	(19,902)	—	—
Amortization of transition obligation	—	—	196	196
Amortization of prior service cost	207	207	—	—
Amortization of the net (gain) loss	6,286	2,754	(373)	(207)

Net periodic benefit expense	$10,534	$7,173	$1,135	$1,655

     The Company previously disclosed in its financial statements for the fiscal year ended January 31, 2004 included in its Form 10-K, that it did not expect to contribute to its pension plan in fiscal year 2005.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

As of October 30, 2004, there have been no contributions to the pension plan, and the Company does not anticipate any contributions for the remainder of the current fiscal year.

(9) Curtailment and Settlement of Defined Benefit Supplemental Executive Retirement Plan

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

(10) Derivative Financial Instruments

     During the first quarter of fiscal year 2005, the Company terminated two interest rate swaps with a total notional value of $50 million. The interest rate swaps had previously been dedesignated as cash flow hedges during the third quarter of fiscal year 2004.

(11) Stock Repurchase

     On June 14, 2004, the Company repurchased 643,071 shares of outstanding Class A common stock at a cost of $7.2 million.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

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

     As of the end of its third quarter of fiscal year 2005, the Company operated 229 retail department stores in 14 states primarily in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.

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

     Management believes that significant opportunities for growth exist in Belk markets where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. Although the Company will continue to take advantage of prudent opportunities to expand into large markets, the Company will focus its expansion in medium-sized markets with store units in the 50,000 to 80,000 square-foot size range. One of the more significant challenges currently facing the Company’s management is to continue to identify new Belk markets and to effectively increase the Company’s net store selling square footage. In fiscal year 2004, the Company increased net store selling square footage by 343,700 square feet, or 2.4%, and plans to expand by an additional 629,600 square feet, or 4.3% in fiscal year 2005.

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

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.5	68.0	66.9	67.7
Selling, general and administrative expenses	27.8	27.4	26.7	27.1
Operating income	4.7	4.6	6.4	5.2
Interest expense, net	1.5	1.7	1.6	1.8
Income taxes	1.2	2.1	1.8	1.6
Net income	2.1	3.5	3.1	2.7
Comparable store net revenue increase (decrease)	2.3	1.5	4.3	(2.6)

Comparison of the Three and Nine Months Ended October 30, 2004 and November 1, 2003

     Revenues. The Company’s revenues for the three months ended October 30, 2004 increased 6.2%, or $31.7 million, to $540.3 million from $508.5 million over the same period in fiscal year 2004. The increase is attributable to a 2.3% increase in revenues from comparable stores and $20.6 million of additional sales from new stores.

     The Company’s revenues for the nine months ended October 30, 2004 increased 8.2%, or $123.4 million, to $1,626.8 million from $1,503.3 million over the same period in fiscal year 2004. The increase is attributable to a 4.3% increase in revenues from comparable stores and $60.9 million of additional sales from new stores.

     Effective with the Company’s first quarter fiscal year 2005 10-Q, comparable store sales include replacement and expansion stores. Non-comparable stores include only closing stores and new stores that have not reached the one-year anniversary of their opening prior to the beginning of the fiscal year. The Company believes this revised measure is a more accurate indicator of existing store performance and is a common basis used by other retailers in the reporting of their results. The Company has revised the previous year’s change in comparable store net revenue to conform with this new definition.

     Cost of goods sold. As a percentage of revenues, cost of goods sold decreased to 67.5% and 66.9% for the three months and nine months ended October 30, 2004, respectively, compared to 68.0% and 67.7% for the same periods in fiscal year 2004. The decrease is primarily attributable to improved margin on inventory purchases and a 0.08% and 0.14% reduction in buying expenses as a percentage of revenues for the three and nine months ended October 30, 2004, respectively, over the same time period in fiscal year 2004. Although the majority of expenses included in cost of goods sold are variable with sales, increasing sales volumes, improved expense leverage and certain non-variable costs, primarily the buying expenses noted above, did not increase to the same extent as revenues.

     Selling, general and administrative expenses. As a percentage of revenues, selling, general and administrative (“SG&A”) expenses increased to 27.8% for the three months ended October 30, 2004 compared to 27.4% for the same period in fiscal year 2004. The increase resulted primarily from an increase in advertising expense as a percentage of revenues of 0.47%, an increase in deferred compensation expense as a percentage of revenues of 0.25%, an increase in payroll costs as a percentage of revenues of 0.20% and an increase in pension expense as a percentage of revenues of 0.11%. These increases were partially offset by an increase in credit income as a percentage of revenues of 0.36%, a decrease in bad debt expense as a percentage of revenues of 0.14% and a decrease in medical expense as a percentage of revenues of 0.10%.

     As a percentage of revenues, selling, general and administrative (“SG&A”) expenses decreased to 26.7% for the nine months ended October 30, 2004 compared to 27.1% for the same period in fiscal year 2004. The decrease resulted primarily from a decrease in depreciation expense as a percentage of revenues of 0.23%, a decrease in bad debt expense as a percentage of revenues of 0.20%, an increase in credit income as a percentage of revenues of 0.18% and a decrease in payroll as a percentage of revenues of

0.10%. These decreases were partially offset by a $1.9 million charge recognized in the first quarter of fiscal year 2005 for the curtailment and settlement of the Company’s defined benefit supplemental executive retirement plan, an increase in pension expense as a percentage of revenues of 0.17% and an increase in advertising expense as a percentage of revenues of 0.17%.

     Store closing costs. The Company incurred $0.4 million in store closing costs in the first quarter of fiscal year 2005 related to the post-closing real estate holding costs for three stores located in Lenoir, North Carolina and Beaufort and Myrtle Beach, South Carolina.

     Gain (loss) on property, equipment and investments. The loss on property, equipment and investments was $0.04 million and $0.3 million for the three and nine months ended October 30, 2004, respectively compared to gains of $12.9 million and $13.8 million for the same periods in fiscal year 2004. The prior year gain is primarily due to a $19.3 million gain recognized on the sale of property located in Charlotte, North Carolina, partially offset by a $6.3 million loss on the dedesignation of two interest rate swaps.

     Net income. As a percentage of revenues, net income decreased to 2.1% for the three months ended and increased to 3.1% for the nine months ended October 30, 2004, compared to 3.5% and 2.7% for the same periods in fiscal year 2004. The changes were primarily due to the items discussed above.

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

Liquidity and Capital Resources

     The Company’s primary sources of liquidity are cash on hand, cash flow from operations and borrowings under debt facilities. The Company’s debt facilities consist of a $250 million variable rate note, a $125 million ten-year variable rate bond facility and a $330 million revolving credit facility.

     The $250 million variable rate note is governed by a note payable agreement that expires on April 5, 2005 and, accordingly, the outstanding balance as of October 30, 2004 of $125 million has been included in current liabilities. However, the note payable agreement is renewable by mutual consent of the parties, and the Company intends to renew the facility and utilize it as long-term financing.

     During the quarter ended October 30, 2004, the Company replaced its combined $200 million revolving credit and $127 million standby letter of credit facility that was to expire in July 2005 with a combined $330 million credit facility that expires in October 2009. Up until October 2007, the facility may be increased to $380 million at the Company’s request. The new facility allows for up to $225 million of outstanding letters of credit. The current interest rate payable under the credit facility is based on LIBOR or prime plus approximately 63 basis points. The facility contains restrictive covenants consistent with the Company’s existing debt agreements and financial covenants including leverage and fixed charge coverage ratios. The Company has $127 million of standby letters of credit and no borrowings outstanding under the credit facility at October 30, 2004.

     Net cash provided by operating activities decreased $51.5 million to $43.5 million for the nine months ended October 30, 2004 from $95.0 million for the nine months ended November 1, 2003. The decrease in cash provided by operating activities for the first nine months of fiscal year 2005 was principally due to higher levels of inventory purchases, attributable to the addition of new stores and higher comparable store sales during the first nine months of fiscal year 2005.

     Expenditures for property and equipment increased $36.2 million to $95.3 million for the nine months ended October 30, 2004 from $59.1 million for the same time period in fiscal year 2004. The increase was principally due to the addition of 11 new stores, two store remodels and two store expansions in the first nine months of fiscal year 2005, as compared to the addition of five new stores during the same period in fiscal year 2004.

     During the nine months ended October 30, 2004, the Company opened 11 new stores in Waco, Kerrville, Sherman and McKinney, Texas; Beaufort and Myrtle Beach, South Carolina; Covington, Louisiana; Lenoir, North Carolina; Marietta and Cumming, Georgia; and Sevierville, Tennessee. The North Carolina, South Carolina and Cumming, Georgia stores are replacements of stores in existing markets, whereas the other stores are in new markets for the Company. The Company also completed the expansion of two stores in Corinth, Mississippi and Cullman, Alabama, as well as major remodels of two stores in Savannah, Georgia and Charleston, South Carolina during the first nine months of fiscal year 2005.

     Net cash used by financing activities decreased $61.5 million to $38.0 million for the nine months ended October 30, 2004 from $99.5 million for the nine months ended November 1, 2003. This decrease was due to the $50 million reduction in the outstanding borrowings under the variable note payable during the first nine months of fiscal year 2004 and a $19.5 million reduction in common stock repurchases in the first nine months of fiscal year 2005 compared to the same period in fiscal year 2004, partially offset by a higher dividend per share amount attributable to a special one-time dividend paid in fiscal 2005.

     Management of the Company believes that cash flows from operations and the existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements for at least the next twelve months.

Contractual Obligations and Commercial Commitments

     A table representing the scheduled maturities of the Company’s contractual obligations and commercial commitments as of January 31, 2004 was included under the heading “Contractual Obligations and Commercial Commitments” on page 17 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. There have been no material changes from the information included in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     During the first quarter of fiscal year 2005, the Company terminated two interest rate swaps with a total notional value of $50 million. The interest rate swaps had previously been dedesignated as cash flow hedges during the third quarter of fiscal year 2004.

     There have been no other material changes to the Company’s quantitative and qualitative market risk disclosures during the nine months ended October 30, 2004 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits

(a) Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No.333-42935)).

3.2	Form of Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

4.1	Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).

4.2	Articles I and IV of the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

10.1	Credit Agreement, dated as of October 28, 2004, by and among Belk, Inc., certain Belk, Inc. subsidiaries, Wachovia Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Branch Banking and Trust Company and SunTrust Bank, as Documentation Agents.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELK, INC.

Dated: December 9, 2004	By:	/s/ Ralph A. Pitts

Ralph A. Pitts
Executive Vice President, General Counsel and
Corporate Secretary
(Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley

Brian T. Marley
Executive Vice President and
Chief Financial Officer