Form 10-K
period 2005-01-29
BELK INC
filed 2005-04-14
CIK 1051771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2005
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☒     No ☐
      The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the Registrant) as of July 30, 2004 (based on the price at which the common equity was last sold as of the last business day of the Company’s most recently completed second fiscal quarter) was $164,404,000. 51,653,522 shares of common stock were outstanding as of April 1, 2005, comprised of 50,187,528 shares of the registrant’s Class A Common Stock, par value $0.01, and 1,465,994 shares of the registrant’s Class B Common Stock, par value $0.01.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2005 are incorporated herein by reference in Part III.

BELK, INC

i

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS
      Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as “may,” “will,” “intend,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or other similar words. Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the internet, our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute our growth strategies, anticipated benefits from the consolidation of our operating divisions and distribution facilities, the expected benefit of our new systems and technology, the expected increase in our sales and revenues generated through our proprietary charge card program and the anticipated benefits from the consolidation of our merchandising, marketing and merchandise planning and allocation functions. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. We believe that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements.
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
General
      Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned department store business in the United States, with total revenues of approximately $2.45 billion for the fiscal year ended January 29, 2005. The Company and its predecessors have been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.
      The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2006” refer to the fiscal year ending January 28, 2006; references to “fiscal year 2005” refer to the fiscal year ended January 29, 2005; references to “fiscal year 2004” refer to the period ended January 31, 2004; references to “fiscal year 2003” refer to the period ended February 1, 2003; and references to “fiscal year 2002” refer to the period ended February 2, 2002.
      As of the end of its fiscal year 2005, the Company operated 226 retail department stores in 14 states, primarily in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.
      Although the Company operates 49 Belk stores that exceed 100,000 square feet in size, most Belk stores range in size from 50,000 to 80,000 square feet. Most of the Belk stores are anchor tenants in major regional malls and shopping centers, primarily in medium and smaller markets. In addition to department stores, the Company operates two stores that sell limited selections of cosmetics, hosiery and accessories for women under the “Belk Express” store name. In the aggregate, the Belk stores occupy approximately 15.2 million square feet of selling space.
      Management of the Belk stores is organized into four regional operating divisions, with each unit headed by a division chairman and a director of stores. Each division supervises a number of stores and maintains an administrative office in the markets served by the division. Division offices provide overall management and support for the Belk stores in their regions. These divisions are not considered segments for reporting purposes. Belk Stores Services, Inc., a subsidiary of Belk, Inc., and its subsidiary Belk Administration Company, along with Belk International, Inc., a subsidiary of Belk, Inc., and its subsidiary, Belk Merchandising LLC (collectively “BSS”), coordinate the operations of Belk stores on a company-wide basis. BSS provides services to the Belk division offices and stores, such as merchandising, marketing, merchandise planning and allocation, advertising and sales promotion, information systems, human resources, public relations, accounting, real estate and store planning, credit, legal, tax, distribution and purchasing.
      The Company was incorporated in Delaware in 1997. The Company’s principal executive offices are located at 2801 West Tyvola Road, Charlotte, North Carolina 28217-4500, and its telephone number is (704) 357-1000.
Business Strategy
      Belk’s mission is to be the dominant department store in its markets by selling merchandise to customers that meets their needs for fashion, selection, value, quality and service. To achieve this mission, Belk’s business strategy includes six key elements: (1) a target customer focus; (2) focused merchandise assortments; (3) compelling sales promotions; (4) distinctive customer service; (5) a winning store and market strategy; and (6) an emphasis on productivity and efficiency.
      Target Customer Focus. Belk’s primary target customer is a 35-to-54-year-old female with middle to upper level family income who works outside of the home; who buys for herself and her family; and who is style-conscious and seeks updated fashions and quality merchandise. The Company maintains its target customer focus through research and direct customer feedback to ascertain and update target customer characteristics and needs. The Company seeks to maximize customer convenience and satisfaction through effective inventory management that ensures consistently high inventory levels of desired merchandise, effective store layout, merchandise signing and visual display, and quick and efficient transactions at the point of sale. Additionally, the Company strives to attract and retain well-qualified associates who provide a high level of friendly, personal service to enhance the customer’s shopping experience.
      Focused Merchandise Assortments. The Company has positioned itself through its target customer focus to take advantage of significant sales growth opportunities in its women’s apparel (including special sizes), accessories and men’s businesses, as well as its home business. The Company has merchandise initiatives focused on providing its target customer with in-depth assortments of updated, branded fashions that meet customers’ lifestyle needs for casual, career and social occasions.
      Compelling Sales Promotions. Belk’s sales promotion strategy focuses on promoting merchandise that the target customer desires, offering her compelling price values, and providing adequate inventory to support all sales promotion events. Belk uses its proprietary database to communicate directly to key customer constituencies with special offers designed to appeal to these specific audiences.
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
      Winning Store and Market Strategy. The Company has a store and market strategy focused on maximizing return on investment and improving its competitive position. The approach to investment in new markets and the expansion and renovation of existing facilities includes a disciplined real estate evaluation process using rigorous financial and strategic measures and investment return guidelines.
      Emphasis on Productivity and Efficiency. The Company seeks to improve its performance and profitability through developing and implementing initiatives designed to enhance productivity and efficiency throughout the organization. Such initiatives include a “store-ready” merchandise program that speeds delivery of merchandise to the sales floor, the expanded implementation of a “smart store” concept that enhances efficiencies on the sales floor through the use of centralized cash register, gift wrap stands, the use of computer-based training programs and rigorous expense management.
Growth Strategy
      The Company intends to continue to open new stores selectively in new and existing markets in order to increase sales, market share and customer loyalty. As the consolidation of the department store industry continues, the Company also will consider store acquisitions that offer opportunities for growth in existing and contiguous markets.
      Management believes that significant opportunities for growth exist in Belk markets where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. Although the Company will continue to take advantage of prudent opportunities to expand into large markets, the Company will focus its expansion on medium-sized markets with store units in the 50,000 to 80,000 square-foot size range.
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
      In fiscal year 2005, the Company opened 14 new stores that have a combined selling space of approximately 964,300 square feet and completed expansions and renovations of three existing stores and major renovations of five existing stores.
      In fiscal year 2006, Belk plans to open 12 new stores that will have a combined selling space of approximately 864,800 square feet. The Company also will complete expansions and renovations of five existing stores and major renovations of two existing stores.
      On March 1, 2005, the Company acquired from a subsidiary of Saks Incorporated the leases and certain fixtures and equipment of four Proffitt’s department stores located at Colonial Mall in Greenville, NC, Berkeley Mall in Goldsboro, NC, Vernon Park Mall in Kinston, NC, and Golden East Crossing in Rocky Mount, NC. The Company, which operates existing stores in each of these malls, plans to expand into the vacated Proffitt’s store buildings in Greenville and Goldsboro during fiscal 2006 and is seeking replacement tenants for the vacated Proffitt’s store buildings in Kinston and Rocky Mount.
      New stores, store expansions and major store renovations completed in fiscal year 2005 include:
New Stores

	Size (Selling	Opening	New or Existing
Location	Sq. Ft.)	Date	Market

Waco, TX (Central Texas MarketPlace)	86,400	3/10/04	New
Covington (North Shore), LA (Stirling Covington)	67,000	3/10/04	New
Beaufort, SC (Cross Creek Plaza)	58,400	3/10/04	Existing
Kerrville, TX (River Hills Mall)	50,300	3/10/04	New
Sherman, TX (Sherman Town Center)	67,000	3/10/04	New
Myrtle Beach, SC (Coastal Grand)	126,200	3/17/04	Existing
Lenoir, NC (Festival Centre)	49,800	3/24/04	Existing
Cumming, GA (Lakeland Plaza)	79,200	9/15/04	Existing
Sevierville, TN (River Place)	58,500	9/15/04	New
McKinney, TX (Eldorado Plaza)	59,700	9/15/04	New
Marietta, GA (Village Green)	59,700	9/15/04	New
Clermont, FL (Citrus Tower Village)	60,000	11/3/04	New
Auburn, AL (Colonial Mall)	82,400	11/3/04	New
Viera, FL (The Avenue Viera)	59,700	11/19/04	New

Store Expansions

	Size (Selling	Opening	New or Existing
Location	Sq. Ft.)	Date	Market

Corinth, MS (Southgate Plaza)	28,100	4/21/04	Existing
Cullman, AL (Cullman Shopping Center)	78,500	6/9/04	Existing
Stuttgart, AR (Stuttgart Shopping Center)	19,200	7/1/04	Existing
Store Renovations

	Size (Selling	Opening	New or Existing
Location	Sq. Ft.)	Date	Market

Savannah, GA (Oglethorpe Mall)	138,700	10/13/04	Existing
N. Charleston, SC (Northwoods Mall)	94,000	10/13/04	Existing
Sumter, SC (Sumter/Jessamine Mall)	58,000	11/3/04	Existing
Winchester, VA (Apple Blossom Mall)	66,700	11/3/04	Existing
Athens, GA (Georgia Square)	102,000	11/3/04	Existing
      New stores, store expansions and major store renovations scheduled for completion in fiscal year 2006 include:
New Stores

	Size (Selling	Scheduled	New or Existing
Location	Sq. Ft.)	Opening Date	Market

Conyers, GA (Conyers Crossroads)	59,100	3/9/05	New
Land O’Lakes, FL (Collier Commons)	59,700	3/9/05	New
Spanish Fort, AL (Eastern Shore Centre)	85,600	3/9/05	New
Titusville, FL (St. John’s Plaza)	41,200	7/1/05	Existing
Charlotte, NC (Northlake Mall)	162,000	9/15/05	Existing
Williamsburg, VA (WindsorMeade Marketplace)	67,300	10/12/05	New
Lakeland, FL (Lakeside Village)	65,700	10/12/05	Existing
Guntersville, AL (Big Springs Village)	52,000	10/12/05	New
Shreveport, LA (Eastgate Shopping Center)	78,000	10/12/05	New
Alabaster, AL (Colonial Promenade)	67,100	10/12/05	New
Owasso, OK (Smith Farm Marketplace)	67,300	10/12/05	New
Waxahachie, TX (Waxahachie Towne Center)	59,700	10/12/05	New
Store Expansions

	Size (Selling	Scheduled	New or Existing
Location	Sq. Ft.)	Opening Date	Market

Goldsboro, NC (Berkeley Mall)	106,600	4/5/05	Existing
Greenville, NC (Colonial Mall)	121,900	10/12/05	Existing
Valdosta, GA (Colonial Mall)	92,300	11/02/05	Existing
Suffolk, VA (Suffolk Shopping Center)	53,400	11/02/05	Existing
California, MD (Wildewood Shopping Center)	53,300	11/02/05	Existing

Store Renovations

	Size (Selling	Scheduled	New or Existing
Location	Sq. Ft.)	Opening Date	Market

Lynchburg, VA (River Ridge Mall)	113,900	11/2/05	Existing
Raleigh, NC (Crabtree Valley Mall)	196,400	11/2/05	Existing
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
      During fiscal year 2005, the Company implemented a strategy to strengthen its home store business by expanding home store selling space in 30 stores, adopting new corporate standards for home store fixtures and adding high capacity home store fixtures in 16 test stores. The Company plans to implement the high capacity fixtures program in additional stores during fiscal year 2006.
Marketing
      The Company employs strategic marketing initiatives to develop and enhance the equity of the Belk brand, strengthen its relationship with and become the desired destination for the target customer, and create and strengthen “one-to-one” relationships with customers. The Company’s primary marketing strategy emphasizes direct communications with customers through personal contact and the use of multi-faceted advertising, marketing and sales promotion programs. This strategy involves extensive mass media print and broadcast advertising, direct marketing, comprehensive store visual merchandising and signing, in-store special events (e.g., trunk shows, celebrity and designer appearances, Charity Day and Seniors’ Day) and magazine, newspaper and billboard advertising. The Company also provides information about the Company and its bridal gift registry on its www.belk.com website.
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
Gift Cards
      The Company’s “Great Gifts Card” program provides a convenient option for customer gift-giving and enables stores to issue electronic credits to customers in lieu of cash refunds for merchandise returned without sales receipts. Four types of Great Gifts Cards are available, each with its own distinctive design and appeal: Bridal/ Anniversary, Holiday, Zuniverse (for juniors customers) and Standard.

Salons and Spas
      The Company owns and operates 12 hair styling salons in various store locations, 11 of which also offer spa services. The hair salons offer the latest hair styling services, as well as wide assortments of top brand name beauty products, including Aveda. The spas offer massage therapy, skincare, nail treatments and other specialized services. The salons and spas in the Belk stores at SouthPark Mall in Charlotte, NC, Asheville Mall in Asheville, NC, Columbiana Centre in Columbia, SC, Triangle Towne Center in Raleigh, NC, the Streets at Southpoint in Durham, NC, and Westfield Shoppingtown/ Independence Mall in Wilmington, NC operate under the name of “Carmen! Carmen! Prestige Salon and Spa at Belk.” In fiscal year 2005, the Company opened one new “Carmen! Carmen! Prestige Salon and Spa at Belk” in its new store at Coastal Grand Myrtle Beach center in Myrtle Beach, SC, and it plans to open one additional salon and spa in fiscal year 2006 at its new store at Northlake Mall in Charlotte, NC.
Belk Gift Registry
      The Company’s gift registry offers a wide assortment of bridal merchandise that can be registered and purchased online at www.belk.com or in local Belk stores and shipped directly to the customer or gift recipient. The gift registry is a fully integrated system that combines the best of Internet technology and in-store shopping. Brides and engaged couples can conveniently create their gift registry and make selections through www.belk.com from a home computer, or they can go to a Belk store where a certified professional bridal consultant can provide assistance using the store’s online gift registry kiosk. In the Belk stores that have kiosks, brides and engaged couples can use a portable scanning device, which enables them to quickly and easily enter information on their gift selections directly into the registry system.
Belk Proprietary Charge Programs
      The Company offers its customers the convenience of paying for their purchases on credit using a variety of proprietary charge payment programs, including a 30-day revolving account, an interest-free 30-60-90 day account, an interest-free table top plan (for china, crystal, silver and other gift purchases) and an interest-free fine jewelry plan.
      The Company promotes the development of new and existing cardholder business through targeted marketing campaigns and active solicitation efforts within Belk stores. The Company’s “Belk Select” program is designed to recognize and reward its best Belk charge customers, attract profitable new customers, increase sales from existing customers and expand the active Belk credit card account base. The program offers special benefits and services to charge customers whose Belk charge purchases total $650 or more in a calendar year. The benefits and services include $5 in free “Belk Reward Dollars” for every $150 charged to their Belk Select card which can be applied toward future Belk purchases, “Make Your Own Sale” certificates, free deluxe gift wrapping, free basic alterations, choice of billing dates, no annual fee, and notifications of special savings, sales events and courtesy shopping days.
      The Company’s charge cards are issued through Belk National Bank, a subsidiary of the Company located in Lawrenceville, Georgia.
Systems and Technology
      Belk continues to make significant investments in technology and information systems in order to drive sales, improve operating efficiency and support its overall business strategy. The Company has prioritized the development and implementation of computerized systems to support its merchandising, marketing, sales floor, inventory management, logistics, finance, operations and human resources initiatives. These systems enable management quickly to identify sales trends, order, track and distribute merchandise, manage markdowns and monitor merchandise mix and inventory levels. During fiscal year 2005, the Company deployed a new financial information system to support its merchandise planning and allocation organization and began development of a companion system to support the Company’s assortment planning process; deployed a coupon management system that enables the scanning of bar coded coupons at the point of sale to enhance customer service and improve the management and control of promotional pricing; expanded and added enhanced capabilities to its customer data warehouse; enabled the acceptance of debit cards at point of sale that gave customers a new payment option and reduced processing costs; implemented a new company-wide biometric time capture system; implemented a new system that allows loss prevention staff to review and monitor sales transactions; implemented a new “instant credit” point of sale process for Belk charge applications; enhanced and expanded its use of radio frequency technology applications for store pricing, inventory and merchandise transfers; expanded the number and use of sales floor kiosks that enable customers to locate merchandise at other Belk stores; and implemented various process changes to improve service levels and enhance execution of systems initiatives and deployments.
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
Industry and Competition
      The Company operates retail department stores in the highly competitive retail apparel industry. Management of the Company believes that the principal competitive factors for retail department store operations include merchandise selection, quality, value, customer service and convenience. The Company believes its stores are strong competitors in all of these areas. The Company’s primary competitors are traditional department stores, mass merchandisers, national apparel chains, individual specialty apparel stores and direct merchant firms, including Federated Department Stores, Inc., Wal-Mart Stores, Inc., Target Corp., Kohl’s Corporation, The May Department Stores Company, Dillard’s, Inc., Saks, Inc., Sears Holding Corporation and J.C. Penney Company, Inc.
Trademarks and Service Marks
      Belk Stores Services, Inc. owns all of the principal trademarks and service marks now used by the Company, including “Belk” and “All for You.” These marks are registered with the United States Patent and Trademark Office. The term of each of these registrations is generally ten years, and they are generally renewable indefinitely for additional ten-year periods, so long as they are in use at the time of renewal. Most of the trademarks, trade names and service marks employed by the Company are used in the Company’s private brands program. The Company intends to vigorously protect its trademarks and service marks and initiate appropriate legal action whenever necessary.
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
Associates
      As of January 29, 2005, the Company had approximately 17,900 full-time and part-time associates. Because of the seasonal nature of the retail business, the number of associates fluctuates from time to time and is highest during the holiday shopping period in November and December. The Company as a whole considers its relations with associates to be good. None of the associates of the Company are represented by unions or subject to collective bargaining agreements.
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
Store Locations
      As of January 29, 2005, the Company operated a total of 226 retail stores, with approximately 15.2 million selling square feet, in the following states:

Alabama — 5	Maryland — 2	Tennessee — 8
Arkansas — 5	Mississippi — 2	Texas — 8
Florida — 19	North Carolina — 74	Virginia — 19
Georgia — 40	South Carolina — 37	West Virginia — 2
Kentucky — 4	Louisiana — 1
      Belk stores are located in regional malls (116), strip shopping centers (90), “power” centers (9) and “lifestyle” centers (7). Additionally, there are five freestanding stores. Approximately 80% of the gross square footage of the typical Belk store is devoted to selling space to ensure maximum operating efficiencies. A majority of the stores are either new or have undergone renovations within the past ten years. The new and renovated stores feature the latest in retail design, including updated exteriors and interiors. The interiors are designed to create an exciting, comfortable and convenient shopping environment for customers. They include the latest lighting and merchandise fixturing, as well as quality decorative floor and wall coverings and other special decor. The store layout is designed for ease of shopping, and store signage is used to help customers identify and locate merchandise.
      As of January 29, 2005, the Company owned 58 store buildings, leased 148 store buildings under operating leases and owned 33 store buildings under ground leases. The typical operating lease has an initial term of between 15 and 20 years, with four renewal periods of five years each, exercisable at the Company’s option. The typical ground lease has an initial term of 20 years, with a minimum of four renewal periods of five years each, exercisable at the Company’s option.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended January 29, 2005.

PART II

Item 5.	Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Neither the Class A Common Stock, par value $.01 per share (the “Class A Common Stock”) nor the Class B Common Stock, par value $.01 per share (the “Class B Common Stock”) was listed or traded on a public market during any part of fiscal year 2005. There is no established public trading market for either class of the Registrant’s common stock. As of January 29, 2005, there were approximately 562 holders of record of the Class A Common Stock and 294 holders of record of Class B Common Stock.
      On March 16, 2005, the Company declared a regular dividend of $0.315 on each share of the Class A and Class B Common Stock outstanding on that date. On March 10, 2004, the Company declared a regular dividend of $0.275 and a special one-time dividend of $0.20 on each share of the Class A and Class B Common Stock outstanding on that date. The amount of dividends paid out with respect to fiscal year 2005 and each subsequent year will be determined at the sole discretion of the Board of Directors based upon the Company’s results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. For a discussion of the Company’s debt facilities and their restrictions on dividend payments, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There were no purchases of issuer equity securities during the fourth quarter of fiscal year 2005.

Item 6.	Selected Financial Data
      The following selected financial data are derived from the consolidated financial statements of the Company.

	52 Weeks	52 Weeks	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended	Ended	Ended
	January 29,	January 31,	February 1,	February 2,	February 3,
	2005	2004	2003	2002	2001

	(dollars in thousands, except per share amounts)
SELECTED STATEMENT OF INCOME DATA:
Revenues	$2,446,832	$2,264,907	$2,241,555	$2,236,054	$2,263,801
Cost of goods sold	1,618,639	1,506,905	1,512,045	1,536,506	1,566,599
Depreciation and amortization	101,255	91,007	89,312	83,625	74,102
Operating income	224,030	192,766	167,461	137,144	132,288
Income before income taxes	194,276	170,647	133,817	101,961	90,896
Net income	124,076	111,547	84,017	63,382	57,333
Basic and diluted income per share:
From continuing operations	2.40	2.11	1.53	1.18	1.05
Net income	2.40	2.11	1.53	1.16	1.04
Cash dividends per share	0.475	0.275	0.25	0.25	0.25
SELECTED BALANCE SHEET DATA:
Accounts receivable, net	319,706	311,141	334,440	343,247	339,591
Merchandise inventory	527,860	496,242	487,490	495,744	542,262
Working capital	788,743	698,059	678,087	615,728	621,905
Total assets	1,866,906	1,730,263	1,736,102	1,707,380	1,734,744
Short-term debt	—	—	—	6,089	9,715
Long-term debt and capital lease obligations	301,419	308,488	365,553	410,587	452,579
Stockholders’ equity	1,066,616	969,499	954,284	898,242	865,070
SELECTED OPERATING DATA:
Number of stores at end of period	226	221	214	207	207
Comparable store net revenue increase (decrease)(1)	4.2%	(0.5)%	(2.2)%	(2.0)%	5.7%

(1)	On a 52 versus 52 week basis, comparable store net revenues decreased 1.0% in fiscal year 2002 and increased 4.6% in fiscal year 2001. Comparable store net revenue includes sales from stores open during the entire fiscal year in both the current and prior year, excluding stores that have been expanded in either fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Belk, together with its subsidiaries, is the largest privately owned department store business in the United States, with total revenues of approximately $2.45 billion for the fiscal year ended January 29, 2005. The Company and its predecessors have been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.
      The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2006” refer to the fiscal year ending January 28, 2006; references to “fiscal year 2005” refer to the period ended January 29, 2005; references to “fiscal year 2004” refer to the period ended January 31, 2004; and references to “fiscal year 2003” refer to the period ended February 1, 2003.
      As of the end of its fiscal year 2005, the Company operated 226 retail department stores in 14 states primarily in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.
      Belk’s mission is to be the dominant department store in its markets by selling merchandise to customers that meets their needs for fashion, selection, value, quality and service. To achieve this mission, Belk’s business strategy includes six key elements: (1) a target customer focus; (2) focused merchandise assortments; (3) compelling sales promotions; (4) distinctive customer service; (5) a winning store and market strategy; and (6) an emphasis on productivity and efficiency.
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
      Management believes that significant opportunities for growth exist in Belk markets where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. Although the Company will continue to take advantage of prudent opportunities to expand into large markets, the Company will focus its expansion in medium-sized markets with store units in the 50,000 to 80,000 square-foot size range. One of the more significant challenges currently facing the Company’s management team is to continue to identify new Belk markets and to effectively increase the Company’s net store selling square footage. In fiscal year 2005, the Company increased net store selling square footage by 590,400 square feet, or 4.0%, and plans to expand by an additional 803,300 square feet, or 5.3%, in 2006.
      The Company focuses on four key indicators to assess performance and growth. These key indicators are: (1) comparable store sales, (2) gross profit rate, (3) expense rate, and (4) net square footage growth. The Company’s progress against these indicators is discussed throughout Management’s Discussion and Analysis (“MD&A”).
Lease Accounting
      Historically, when accounting for lease renewal options, rent expense was recorded on a straight-line basis over the non-cancelable lease term beginning on the date when the rent is first assessed, which is typically the store opening date. The depreciable lives of certain leasehold improvements and long-lived assets on those properties extended beyond the non-cancelable lease term.
      The Company believed that its accounting treatment was permitted under generally accepted accounting principles and that such treatment was consistent with the practices of other companies in the retail industry. However, on February 7, 2005, the Chief Accountant of the U.S. Securities and Exchange Commission (“SEC”) released a letter expressing the SEC’s views on certain lease accounting matters. The Company has identified areas where its historical accounting practices differ from the SEC’s views and adjusted its accounting policies as follows to comply with the SEC’s guidance: (i) conform the depreciable lives for buildings on leased land and other leasehold improvements to the shorter of the economic life of the asset or the lease term used for determining the capital versus operating lease classification and calculating straight-line rent; (ii) include pre-opening rent-free periods and cancelable option periods in the calculation of straight-line rent expense where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the inception of the lease, to be reasonably assured; and (iii) capitalize rent costs during the store construction period. The Company has recorded the life-to-date accounting impact of correcting for these errors in fiscal year 2005.
      The cumulative effect of these adjustments in fiscal year 2005 was an increase in depreciation expense, a component of selling, general and administrative expenses, of $8.9 million ($5.6 million net of tax) and an increase in rent expense, a component of cost of goods sold, of $1.7 million ($1.1 million net of tax). These adjustments did not have any impact on the overall cash flows of the Company.
Stock Compensation
      The Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”), during the fourth quarter of fiscal year 2005. The Company had previously accounted for stock based compensation under the guidelines of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the Company to account for stock based compensation by using the grant date fair value of share awards and the estimated number of shares that will ultimately be issued in conjunction with each award. The Company elected to apply the standard using the modified retrospective method of adoption, where the standard would only impact stock based compensation expense in fiscal year 2005 and future years. The adoption of SFAS 123R resulted in a $3.6 million reduction in compensation costs, a component of selling, general and administrative expenses, in fiscal year 2005. The application of SFAS 123R did not have an impact on the overall cash flows of the Company.
Results of Operations
      The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s consolidated statements of income and other pertinent financial and operating data.

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

SELECTED FINANCIAL DATA:
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	66.2	66.5	67.5
Selling, general and administrative expenses	24.6	24.9	24.7
Store closing costs	0.2	—	—
Restructuring charges	—	0.1	0.4
Operating income	9.2	8.5	7.5
Interest expense, net	1.3	1.7	1.6
Income taxes	2.9	2.6	2.2
Net income	5.1	4.9	3.7
SELECTED OPERATING DATA:
Selling square footage (in thousands)	15,244	14,653	14,310
Store revenues per selling sq. ft.	$161	$155	$157
Comparable store net revenue increase (decrease)	4.2%	(0.5)%	(2.2)%
Number of stores
Opened	14	8	9
Closed	(9)	(1)	(2)
Total — end of period	226	221	214

Comparison of Fiscal Years Ended January 29, 2005 and January 31, 2004
      Revenues. In fiscal year 2005, the Company’s revenues increased 8.0%, or $181.9 million, to $2.447 billion from $2.265 billion. The increase resulted from additional revenue of $92.6 million from new stores and from a 4.2% increase in revenues from comparable stores.
      Beginning in fiscal year 2005, the Company’s definition of comparable stores sales no longer excluded replacement and expansion stores. Non-comparable stores will only include closing stores and new stores that have not reached the one-year anniversary of their opening prior to the beginning of the fiscal year in which they were constructed. The Company believes this revised measure is a more accurate indicator of existing store performance and is a common basis used by other retailers.
      Cost of Goods Sold. As a percentage of revenues, cost of goods sold decreased to 66.2% in fiscal year 2005 as compared to 66.5% in fiscal year 2004. The decrease is primarily attributable to improved margin on inventory purchases, improved operating efficiencies and a 0.14% reduction in buying costs due primarily to reduced merchandising payroll and benefit expenses as a percentage of revenues.
      Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $601.2 million in fiscal year 2005, compared to $563.2 million in fiscal year 2004. As a percentage of revenues, SG&A decreased to 24.6% in fiscal year 2005 from 24.9% in fiscal year 2004. The decrease in SG&A expenses as a percentage of revenues resulted primarily from a decrease in bad debt expense as a percentage of revenues of 0.30%, a decrease in payroll costs as a percentage of revenues of 0.23%, and a decrease in casualty insurance costs as a percentage of revenues of 0.20%. These decreases were partially offset by an increase in depreciation expense as a percentage of revenues of 0.20% primarily related to the lease accounting adjustments, an increase in pension costs as a percentage of revenues of 0.15% and a $1.4 million charge recognized in fiscal year 2005 for the curtailment and settlement of the Company’s defined benefit supplemental executive retirement plan.
      During fiscal years 2005 and 2004, the Company’s bad debt expense, net of recoveries, associated with the issuance of credit on the Belk proprietary credit cards was $11.6 million and $17.5 million, respectively. During fiscal years 2005 and 2004, finance charge income on the outstanding Belk proprietary credit card receivables was $70.7 million and $64.4 million, respectively. Accounts receivable management and collection services expenses for fiscal years 2005 and 2004 were both $19.9 million.
      Store Closing Costs. During fiscal year 2005, the Company recorded $3.0 million of exit costs related to the closing of six stores in fiscal year 2005 and one store to be closed in fiscal year 2006. The exit costs consisted primarily of the loss on abandonment of leasehold improvements, post-closing real estate lease obligations, and severance costs. The Company did not incur any charges related to store closings in fiscal year 2004.
      Restructuring Charges. In fiscal year 2004, the Company recorded a $2.0 million charge in connection with the restructuring of its logistics network. The charges are due to increases in projected costs related to post-closing real estate lease obligations. The Company did not incur any restructuring charges in fiscal year 2005.
      Interest Expense. In fiscal year 2005, the Company’s interest expense decreased $4.5 million to $34.3 million from $38.8 million. The decrease was due to a reduction in accrued interest reserves and lower effective interest rates due to the termination of two interest rate swaps with a $50 million notional value in the first quarter of fiscal year 2005.
      Gain (loss) on property, equipment and investments. The gain on property, equipment and investments decreased to $1.9 million for the fiscal year ended January 29, 2005, compared to $14.8 million for the fiscal year ended January 31, 2004. The current year gain is primarily due to the sale of a store that was closed during fiscal year 2005. The prior year amount relates primarily to a $19.3 million gain recognized on the sale of property located in Charlotte, NC, partially offset by a $6.5 million loss on the dedesignation of two interest rate swaps.

      Income taxes. For fiscal year 2005, the Company’s effective tax rate increased from 34.6% to 36.1%. The increase in rate is primarily attributable to an increase in non-deductible expenses that qualify as permanent differences.
Comparison of Fiscal Years Ended January 31, 2004 and February 1, 2003
      Revenues. In fiscal year 2004, the Company’s revenues increased 1.0%, or $23.4 million, to $2.265 billion from $2.242 billion. The increase resulted from additional revenue of $39.6 million from new, expanded and remodeled stores and from improved comparable store sales in the fourth quarter of fiscal year 2004. The increase was partially offset by a 0.5% decrease in revenue from comparable stores due to a soft economy and a difficult sales environment during the first half of fiscal year 2004.
      Cost of Goods Sold. As a percentage of revenues, cost of goods sold decreased to 66.5% in fiscal year 2004 as compared to 67.5% in fiscal year 2003. The decrease is primarily attributable to improved margin on inventory purchases, improved operating efficiencies and a 0.15% reduction in direct costs as a percentage of revenues resulting from the consolidation of the Company’s merchandising and marketing functions completed during fiscal year 2003.
      Selling, General and Administrative Expenses. SG&A expenses were $563.2 million in fiscal year 2004, compared to $553.4 million in fiscal year 2003. As a percentage of revenues, SG&A increased to 24.9% in fiscal year 2004 from 24.7% in fiscal year 2003. The increase in SG&A expenses as a percentage of revenues resulted primarily from increases in pension costs and casualty insurance costs as a percentage of revenues of approximately 0.22% each, and an increase in bad debt expense as a percentage of revenues of 0.08%. These increases were partially offset by a decrease in payroll costs as a percentage of revenues of 0.12%, a 0.08% increase in income as a percentage of revenues generated from the Company’s proprietary credit card, and a 0.09% decrease in recruiting and relocation expenses as a percentage of revenues due to one-time costs incurred in fiscal year 2003 associated with the merchandise restructuring.
      During fiscal years 2004 and 2003, the Company’s bad debt expense, net of recoveries, associated with the issuance of credit on the Belk proprietary credit cards, was $17.5 million and $15.5 million, respectively. During fiscal years 2004 and 2003, finance charge income on the outstanding Belk proprietary credit card receivables was $64.4 million and $61.9 million, respectively. Accounts receivable management and collection services expenses for fiscal years 2004 and 2003 were $19.9 million and $20.7 million, respectively.
      Store Closing Costs. During fiscal year 2003, the Company recorded $0.5 million of exit costs related to the closing of one store in fiscal year 2003 and one store in the first quarter of fiscal year 2004. The exit costs consisted primarily of post-closing real estate lease obligations and severance costs. The Company did not incur any charges related to store closings in fiscal year 2004.
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
      Gain (loss) on property, equipment and investments. The gain on property, equipment and investments increased to $14.8 million for the fiscal year ended January 31, 2004, compared to losses of $0.4 million for the fiscal year ended February 1, 2003. The fiscal year 2004 amount is due primarily to a $19.3 million gain recognized on the sale of property located in Charlotte, NC, partially offset by a $6.5 million loss on the dedesignation of two interest rate swaps.

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

	2005	2004	2003

First quarter	22.5%	22.2%	23.8%
Second quarter	21.9	21.7	22.1
Third quarter	22.1	22.5	22.1
Fourth quarter	33.5	33.6	32.0
Liquidity and Capital Resources
      The Company’s primary sources of liquidity are cash on hand, cash flow from operations and borrowings under debt facilities. The Company’s debt facilities consist of a $250.0 million variable rate note, a $125.0 million ten-year variable rate bond facility and a $330.0 million credit facility.
      The debt facilities place certain restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock and guarantees, and require maintenance of minimum financial ratios. As of January 29, 2005, the Company was in compliance with all covenants and does not anticipate that compliance with the covenants will impact the Company’s liquidity in fiscal year 2006. The $250.0 million variable rate note expires in April 2008, is collateralized by the Company’s customer accounts receivable and limits borrowings under the facility to approximately 85% of the Company’s customer accounts receivable. The ten-year variable rate bond facility matures in July 2008.
      During fiscal year 2005, the Company replaced its combined $200.0 million revolving line of credit and $127.0 million standby letter of credit facility with a $330.0 million credit facility that expires in October 2009. Up until October 2007, under certain circumstances the facility may be increased to $380.0 million at the Company’s request. The new facility allows for up to $225.0 million of outstanding letters of credit. The current interest rate payable under the credit facility is based on LIBOR plus approximately 63 basis points or prime. The credit facility contains restrictive covenants consistent with the Company’s existing debt agreements and financial covenants including leverage and fixed charge coverage ratios. The Company has $127.0 million of standby letters of credit and no borrowings under the revolving credit agreements at January 29, 2005 and January 31, 2004.
      Because the interest rates on most of the Company’s debt agreements vary with LIBOR or commercial paper rates, the Company has entered into interest rate swap agreements with a financial institution to manage the exposure to changes in interest rates. The notional amount of the interest rate swaps is $250.0 million for fiscal years 2004 through 2009, $125.0 million for fiscal years 2010 through 2012, and $50.0 million for fiscal year 2013. During the first quarter of fiscal year 2005, the Company terminated two interest rate swaps with a combined notional value of $50.0 million. The interest rate swaps had previously been dedesignated as cash flow hedges during the third quarter of fiscal year 2004.
      Operating activities provided cash of $230.1 million during fiscal year 2005, as compared to $273.0 million in fiscal year 2004. The decrease in cash provided by operating activities compared to the prior period was principally due to increases in merchandise inventory and accounts receivable, partially offset by a $12.5 million increase in net income.
      Investing activities used cash of $124.4 million during fiscal year 2005, as compared to $96.9 million during fiscal year 2004. The increase in cash used for investing activities was primarily due to a $2.3 million increase in capital expenditures and a $22.6 million reduction in proceeds from the sale of property and equipment. The prior year proceeds consist primarily of $25.6 million related to the sale of investment property located in Charlotte, NC.
      Expenditures for property and equipment were $129.4 million during fiscal year 2005, compared to $127.1 million during fiscal year 2004. During fiscal year 2005, the Company’s capital expenditures included expenditures for opening 14 new stores and making significant renovations to and/or expansions to eight existing stores. The Company currently projects capital expenditures over the next three fiscal years to average approximately $145.0 million per year.
      Net cash used by financing activities amounted to $39.6 million and $101.3 million during fiscal years 2005 and 2004, respectively. The decrease is a result of a $105.1 million reduction in payments on outstanding debt in fiscal 2005, as well as a $19.5 million reduction in the repurchase of common stock, partially offset by $53.4 million more proceeds from the issuance of debt in fiscal year 2004.
      Management of the Company believes that cash flows from operations and its credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service agreements for the next 12 months.
Related Party Transactions
      In October 2001, the Company extended loans to Mr. Thomas M. Belk, Jr., Mr. H.W. McKay Belk and Mr. John R. Belk in the principal amounts of $2.5 million, $2.5 million and $2.0 million, respectively. In February 2002, the loan to Mr. John R. Belk was increased to $2.5 million. The loans are being repaid to the Company in equal annual installments of $1.5 million plus interest in cash or stock over a five-year period that began January 3, 2003. The loans bear interest at LIBOR plus 1.5%. The Company received the third of the five payments, including principal and interest, from the three executives on January 3, 2005. The Sarbanes-Oxley Act of 2002 prohibits extensions of credit to executive officers and directors and the “material modification” of any term of a loan that was extended before July 30, 2002. The Company entered into these loans in October 2001 and February 2002, before the Sarbanes-Oxley Act of 2002 was enacted. Since that time, the Company has not made any new extensions of credit to executive officers or directors nor materially modified the terms of any existing loans.

Contractual Obligations and Commercial Commitments
      To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

	Payments Due by Period

		Within
	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years

	(dollars in thousands)
Contractual Obligations
Long-Term Debt	$269,004	$5,234	$13,745	$250,025	$—
Capital Lease Obligations	51,040	4,847	9,850	9,381	26,962
Operating Leases	266,758	33,726	57,657	44,995	130,380
Purchase Obligations(a)	174,759	86,417	52,056	36,286	—

Total Contractual Cash Obligations	$761,561	$130,224	$133,308	$340,687	$157,342

	Amount of Commitment Expiration per Period

	Total
	Amounts	Within
	Committed	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years

	(dollars in thousands)
Other Commercial Commitments
Standby Letters of Credit(b)	$135,318	$2,669	$132,649	$—	$—
Import Letters of Credit	22,412	22,412	—	—	—

Total Commercial Commitments	$157,730	$25,081	$132,649	$—	$—

(a)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Agreements that are cancelable without penalty have been excluded. Purchase obligations relate primarily to purchases of property and equipment, information technology contracts, maintenance agreements and advertising contracts.

(b)	Standby letters of credit include a $126.8 million facility that supports the ten-year bond facility (accrued principal and interest) due July 2008.
      Obligations under the pension and postretirement benefit plans are not included in the contractual obligations table. The Company’s pension plan funding policy is to contribute amounts necessary to satisfy minimum pension funding requirements plus such additional amounts from time to time as are determined to be appropriate to improve the plan’s funded status. The pension plan’s funded status is affected by many factors including discount rates and the performance of plan assets. The Company is not required to make minimum pension funding payments in fiscal year 2006, but elected to contribute $6.0 million to the pension plan on March 7, 2005. The Company did not make any voluntary contributions to the pension plan during fiscal year 2005. The Company’s postretirement plan is not funded in advance. Postretirement benefit payments during fiscal year 2005 totaled $2.4 million.
      Also excluded from the contractual obligations table are payments the Company may make for employee medical costs and workers compensation, general liability and automobile claims.
Implementation of New Accounting Standards
      In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Revised Statement 132”). Revised Statement 132 revises employers’ required disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other

Than Pensions.” Revised Statement 132 requires disclosures in addition to those in the original FASB Statement No. 132. The interim-period disclosures required by Revised Statement 132 are effective for interim periods beginning after December 15, 2003. The Company adopted the interim disclosure requirements set forth in Revised Statement 132 for the first quarter of fiscal year 2005.
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
      In December 2004, the FASB issued SFAS 123R, which details how the Company should account for stock-based compensation. The Company elected to adopt SFAS 123R in fiscal year 2005 and to apply the modified retrospective method of adoption, where the standard would only impact stock based compensation expense in fiscal year 2005 and future years. The Company had previously accounted for stock-based compensation under the guidance set forth in APB No. 25, “Accounting for Stock Issued to Employees.”
Impact of Inflation
      While it is difficult to determine the precise effects of inflation, management of the Company does not believe inflation had a material impact on the consolidated financial statements for the periods presented.
Critical Accounting Policies
      MD&A discusses the results of operations and financial condition as reflected in the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As discussed in Note 1 to the Company’s consolidated financial statements, the preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation, vendor allowances, the allowance for doubtful accounts, useful lives of depreciable assets, recoverability of long-lived assets, including intangible assets, restructuring and store closing reserves and the calculation of pension and postretirement obligations and self-insurance reserves. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See Note 1 to the Company’s consolidated financial statements for a discussion of the Company’s significant accounting policies.
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
      Property and Equipment, net. Property and equipment owned by the Company is stated at cost less accumulated depreciation. Property and equipment leased by the Company under capital leases is stated at an amount equal to the present value of the minimum lease payments less accumulated amortization. Depreciation and amortization are provided utilizing straight-line and various accelerated methods over the shorter of estimated asset lives or related lease terms. The Company also amortizes the depreciation of leasehold improvements over the expected lease term that would include cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the inception of the lease, to be reasonably assured. In fiscal year 2005 the Company implemented a new accounting policy to capitalize rent expense during a store’s construction period.
      Rent Expense. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences on the date when the company gains control of the property. Rent expense during store construction is included in leasehold improvement costs.
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
      Restructuring and Store Closing Reserves. The Company reduces the carrying value of property and equipment to fair value for owned locations or recognizes a reserve for future obligations for leased facilities at the time the Company ceases using property and/or equipment. The reserve includes future minimum lease payments and common area maintenance and taxes for which the Company is obligated under operating lease agreements. Additionally, the Company makes certain assumptions related to potential subleases and lease buyouts that reduce the recorded amount of the reserve. These assumptions are based on management’s knowledge of the market and other relevant experience, including information provided by third party real estate brokers. However, significant changes in the real estate market and the inability to enter into the subleases or obtain buyouts within the estimated time frame may result in increases or decreases to these reserves.
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
      The funded status of the Company’s pension plan has experienced significant declines in recent years, due to stock market losses and decreases in interest rates. As a result of these factors, the fair market value of the Company’s pension plan assets fell below the accumulated benefit obligation (“ABO”) in fiscal year 2004 and the prepaid pension asset was charged off and the Company established an $8.1 million minimum pension liability, representing the underfunded portion of the pension plan. In fiscal year 2005, the minimum pension liability increased to $39.3 million. If the fair market value of the pension plan assets exceeds the ABO at a future valuation date, the charge off would be reversed and the remaining prepaid pension costs would be re-established as an asset on the consolidated balance sheets.
      The Company maintained the investment earnings assumption of 8.5% to determine its fiscal year 2006 expense. The Company believes that this assumption is appropriate given the composition of its plan assets and historical market returns thereon.
      On March 7, 2005, the Company made an optional $6.0 million contribution to its pension plan. The Company has evaluated the funded status of the pension plan and does not believe the underfunded position will materially affect the Company’s cash flow in fiscal year 2006 and future years.
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
      Stock Based Compensation. The Company adopted the SFAS 123R, “Share Based Payment,” during the fourth quarter of fiscal year 2005. The Company had previously accounted for stock based compensation under the guidelines of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the Company to account for stock based compensation by using the grant date fair value of share awards and the estimated number of shares that will ultimately be issued in conjunction with each award. The Company elected to apply the standard using the modified retrospective method of adoption, where the standard would only impact stock based compensation expense in fiscal year 2005 and future years. The adoption of SFAS 123R resulted in a $3.6 million reduction in compensation costs, a component of selling, general and administrative expenses, in fiscal year 2005. The application of SFAS 123R did not have an impact on the overall cash flows of the Company.
      As of January 29, 2005, the Company had two stock based compensation programs that are described in Note 16.

Item 7a.     Quantitative and Qualitative Disclosure About Market Risk
      The Company is exposed to market risk from changes in interest rates on its variable rate debt. The Company uses interest rate swaps to manage the interest rate risk associated with its borrowings and to manage the Company’s allocation of fixed and variable rate debt. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged derivative instruments. The Company’s net exposure to interest rate risk is based on the difference between the outstanding variable rate debt and the notional amount of its interest rate swaps. At January 29, 2005, the Company had $250.0 million of variable rate debt and $250.0 million of offsetting, receive variable rate, pay fixed rate swaps. The impact on the Company’s results of operations of a one-percent rate change on the outstanding balance of unhedged variable rate debt as of January 29, 2005 and January 31, 2004 would not be material.
      During the first quarter of fiscal year 2005, the Company terminated two interest rate swaps with a combined notional value of $50.0 million. The interest rate swaps had previously been dedesignated as cash flow hedges during the third quarter of fiscal year 2004.
      The Company also owns marketable equity securities that are subject to market risk. A discussion of the Company’s accounting policies for derivative financial instruments and equity securities is included in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Belk, Inc.:
      We have audited the accompanying consolidated balance sheets of Belk, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 29, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belk, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Belk, Inc. and subsidiaries internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 14, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Charlotte, North Carolina
April 14, 2005

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Revenues	$2,446,832	$2,264,907	$2,241,555
Cost of goods sold (including occupancy and buying expenses)	1,618,639	1,506,905	1,512,045
Selling, general and administrative expenses	601,206	563,225	553,390
Store closing costs	2,957	—	561
Restructuring charges	—	2,011	8,098

Operating income	224,030	192,766	167,461
Interest expense	(34,292)	(38,806)	(35,849)
Interest income	2,146	1,518	968
Gain (loss) on property, equipment and investments	1,883	14,843	(402)
Other income, net	509	326	1,639

Income before income taxes	194,276	170,647	133,817
Income taxes	70,200	59,100	49,800

Net income	$124,076	$111,547	$84,017

Basic and diluted net income per share	$2.40	$2.11	$1.53

Weighted average shares outstanding	51,693,308	52,755,577	54,742,994

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	January 29,	January 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$232,264	$166,071
Accounts receivable, net	319,706	311,141
Merchandise inventory	527,860	496,242
Prepaid expenses and other current assets	17,302	17,286

Total current assets	1,097,132	990,740
Investment securities	6,914	6,975
Property and equipment, net	734,866	702,682
Other assets	27,994	29,866

Total assets	$1,866,906	$1,730,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$177,793	$160,013
Accrued expenses	84,413	87,536
Accrued income taxes	35,289	36,499
Deferred income taxes	2,695	785
Current installments of long-term debt and capital lease obligations	8,199	7,848

Total current liabilities	308,389	292,681
Deferred income taxes	21,537	18,540
Long-term debt and capital lease obligations, excluding current installments	293,220	300,640
Interest rate swap liability	21,305	35,367
Deferred compensation and other noncurrent liabilities	155,839	107,664

Total liabilities	800,290	754,892

Stockholders’ equity:
Preferred stock	—	—
Common stock, 51.5 and 51.9 million shares issued and outstanding as of January 29, 2005 and January 31, 2004, respectively	515	519
Paid-in capital	533,923	536,484
Retained earnings	617,097	517,721
Accumulated other comprehensive loss	(84,919)	(79,353)

Total stockholders’ equity	1,066,616	975,371

Total liabilities and stockholders’ equity	$1,866,906	$1,730,263

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands)

				Accumulated
				Other
				Comprehensive
	Common	Paid-in	Retained	Income
	Stock	Capital	Earnings	(Loss)	Total

Balance at February 2, 2002	$547	$556,079	$350,876	$(8,166)	$899,336
Comprehensive income:
Net income	—	—	84,017	—	84,017
Reclassification adjustment for investment gains included in net income, net of $61 income tax benefit	—	—	—	(104)	(104)
Unrealized gain on investments, net of $250 income tax expense	—	—	—	436	436
Unrealized loss on interest rate swaps, net of income tax benefit of $8,544	—	—	—	(14,548)	(14,548)

Total comprehensive income					69,801

Cash dividends	—	—	(13,690)	—	(13,690)
Stock compensation granted, net	—	2,717	—	—	2,717
Common stock issued and redeemed, net	(1)	(68)	—	—	(69)

Balance at February 1, 2003	546	558,728	421,203	(22,382)	958,095
Comprehensive income:
Net income	—	—	111,547	—	111,547
Reclassification adjustment for investment gains included in net income, net of $136 income tax benefit	—	—	—	(231)	(231)
Unrealized gain on investments, net of $476 income tax expense	—	—	—	811	811
Unrealized gain on interest rate swaps, net of income tax expense of $2,074	—	—	—	3,528	3,528
Reclassification adjustment for interest rate swap dedesignation, net of income tax expense of $2,398				4,083	4,083
Pension asset adjustment, net of income tax benefit of $38,269	—	—	—	(65,162)	(65,162)

Total comprehensive income					54,576

Cash dividends	—	—	(15,029)	—	(15,029)
Stock compensation granted, net	—	2,061	—	—	2,061
Common stock issued	3	3,906			3,909
Repurchase and retirement of common stock	(30)	(28,211)	—	—	(28,241)

Balance at January 31, 2004	519	536,484	517,721	(79,353)	975,371
Comprehensive income:
Net income	—	—	124,076	—	124,076
Reclassification adjustment for investment gains included in net income, net of $109 income tax benefit	—	—	—	(184)	(184)
Unrealized gain on investments, net of $286 income tax expense	—	—	—	483	483
Unrealized gain on interest rate swaps, net of income tax expense of $3,027	—	—	—	5,157	5,157
Pension asset adjustment, net of income tax benefit of $6,474	—	—	—	(11,022)	(11,022)

Total comprehensive income					118,510

Cash dividends	—	—	(24,700)	—	(24,700)
Stock compensation granted, net	—	1,062	—	—	1,062
Common stock issued	3	3,540	—	—	3,543
Repurchase and retirement of common stock	(7)	(7,163)	—	—	(7,170)

Balance at January 29, 2005	$515	$533,923	$617,097	$(84,919)	$1,066,616

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Cash flows from operating activities:
Net income	$124,076	$111,547	$84,017
Adjustments to reconcile net income to net cash provided by operating activities:
Store closing costs	2,957	—	561
Deferred income taxes	1,702	12,796	5,959
Depreciation and amortization	101,255	91,007	89,312
Restructuring charges	—	2,011	8,098
(Gain) loss on sale of property, equipment and investments	(1,883)	(14,843)	402
(Increase) decrease in:
Accounts receivable, net	(8,565)	23,299	8,807
Merchandise inventory	(31,618)	(8,752)	8,254
Prepaid expenses and other assets	498	(6,273)	4,526
Increase (decrease) in:
Accounts payable and accrued expenses	15,243	39,370	(1,342)
Accrued income taxes	(1,210)	11,417	(10,687)
Deferred compensation and other liabilities	27,684	11,379	5,406

Net cash provided by operating activities	230,139	272,958	203,313

Cash flows from investing activities:
Purchases of investments	(167)	—	(135)
Proceeds from sales of investments	100	2,475	4,081
Purchases of property and equipment	(129,389)	(127,053)	(75,023)
Proceeds from sales of property and equipment	5,076	27,671	3,936

Net cash used by investing activities	(124,380)	(96,907)	(67,141)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	19	53,436	59,971
Principal payments on long-term debt and capital lease obligations	(7,898)	(112,988)	(107,491)
Stock compensation tax benefit	183	—	—
Net payments on line of credit	—	—	(6,089)
Dividends paid	(24,700)	(15,029)	(13,690)
Repurchase of common stock	(7,170)	(26,685)	—

Net cash used by financing activities	(39,566)	(101,266)	(67,299)

Net increase in cash and cash equivalents	66,193	74,785	68,873
Cash and cash equivalents at beginning of period	166,071	91,286	22,413

Cash and cash equivalents at end of period	$232,264	$166,071	$91,286

Supplemental disclosures of cash flow information:
Interest paid	$23,511	$26,693	$27,665
Income taxes paid	65,060	35,695	52,227
Supplemental schedule of noncash investing and financing activities:
Increase in property and equipment through assumption of capital leases	1,212	2,571	2,487
Increase in property and equipment through capitalization of construction period rent	7,982	—	—
See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
      Belk, Inc. and its subsidiaries (the “Company”) operate retail department stores in 14 states primarily in the southeastern United States. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2006” refer to the fiscal year ending January 28, 2006; references to “fiscal year 2005” refer to the period ended January 29, 2005; references to “fiscal year 2004” refer to the period ended January 31, 2004; and references to “fiscal year 2003” refer to the period ended February 1, 2003.
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
Revenues
      Revenues include sales of merchandise and the net revenue received from leased departments of $8.4 million, $7.6 million, and $7.6 million for fiscal years 2005, 2004, and 2003, respectively. Sales from retail operations are recorded at the time of delivery and reported net of merchandise returns. The reserve for returns is calculated as a percentage of sales based on historical return percentages.
Cost of Goods Sold
      Cost of goods sold includes occupancy and buying expenses. Occupancy expenses include rent, utilities and real estate taxes. Buying expenses include payroll and travel expenses associated with the buying function.
Finance Charges
      Selling, general and administrative expenses in the consolidated statements of income are reduced by finance charge and late fee revenue arising from customer accounts receivable. Finance charge and late fee revenues were $69.2 million, $63.0 million, and $60.9 million in fiscal years 2005, 2004, and 2003, respectively.
Pre-Opening Costs
      Store pre-opening costs are expensed as incurred.
Advertising
      Advertising costs, net of co-op recoveries from suppliers, are expensed as incurred and amounted to $69.1 million, $63.3 million, and $62.5 million in fiscal years 2005, 2004, and 2003, respectively.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      No impairment charges were incurred for fiscal years 2005, 2004, and 2003.
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
Property and Equipment, Net
      Property and equipment owned by the Company is stated at cost less accumulated depreciation. Property and equipment leased by the Company under capital leases is stated at an amount equal to the present value of the minimum lease payments less accumulated amortization. Depreciation and amortization are provided utilizing straight-line and various accelerated methods over the shorter of estimated asset lives or related lease terms. The Company also amortizes the depreciation of leasehold improvements over the expected lease term that would include cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the inception of the lease, to be reasonably assured. In fiscal year 2005, the Company implemented a new accounting policy to capitalize rent expense during a store’s construction period.
Rent Expense
      The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences on the date when the company gains control of the property. Rent expense during store construction is included in leasehold improvement costs.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Based Compensation
      The Company adopted the Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share Based Payment” (“SFAS 123R”), during the fourth quarter of fiscal year 2005. The Company had previously accounted for stock based compensation under the guidelines of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the Company to account for stock based compensation using the grant date fair value of share awards and the estimated number of shares that will ultimately be issued in conjunction with each award. The Company elected to apply the standard using the modified retrospective method of adoption, where the standard would only impact stock based compensation expense in fiscal year 2005 and future years. The adoption of SFAS 123R resulted in a $3.6 million reduction in compensation costs, a component of selling, general and administrative expenses, in fiscal year 2005. The application of SFAS 123R did not have an impact on the overall cash flows of the Company. As of January 29, 2005, the Company had two stock based compensation programs that are described in Note 16.
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
      During the first quarter of fiscal year 2005, the Company terminated two interest rate swaps with a combined notional value of $50.0 million. The interest rate swaps had previously been dedesignated as cash flow hedges during the third quarter of fiscal year 2004.
      The Company holds $250.0 million of interest rate swaps that hedge the Company’s $125.0 million bond facility and a series of forecasted borrowings through maturity in 2012. As of January 29, 2005 and January 31, 2004, the Company had swaps with a negative fair value of $21.3 million and $35.4 million, respectively, designated as a cash flow hedge of forecasted cash flows associated with the Company’s borrowings. For fiscal year 2005 and 2004, $0.5 million and $0.9 million, respectively, of the Company’s swap liability related to contracts with option provisions that are excluded from hedge accounting treatment. Any hedge ineffectiveness is recorded as a component of interest expense. During fiscal years 2005 and 2004, there was no hedge

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ineffectiveness recorded by the Company. The change in the swap liability for contracts with option provisions is recorded in interest expense on the consolidated statement of income. The Company recorded $0.4 million as an offset to interest expense related to the change in swap liability for contracts with option provisions for the twelve months ended January 29, 2005 and January 31, 2004.
Implementation of New Accounting Standards
      In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Revised Statement 132”). Revised Statement 132 revises employers’ required disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS N0. 132 requires disclosures in addition to those in the original SFAS No. 132. The interim-period disclosures required by SFAS 132R are effective for interim periods beginning after December 15, 2003. The Company adopted the interim disclosure requirements set forth in SFAS No. 132 for the first quarter of fiscal year 2005.
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
      In December 2004, the FASB issued SFAS 123R, which details how the Company should account for stock-based compensation. The Company elected to adopt SFAS 123R in fiscal year 2005 and to apply the modified retrospective method of adoption, where the standard would only impact stock based compensation expense in fiscal year 2005 and future years. The Company had previously accounted for stock-based compensation under the guidance set forth in APB No. 25, “Accounting for Stock Issued to Employees.”

(2)	Lease Accounting
      Historically rent expense was recorded on a straight-line basis over the non-cancelable lease term beginning on the date when the rent is first assessed, which is typically the store opening date. The depreciable lives of certain leasehold improvements and long-lived assets on those properties extended beyond the non-cancelable lease term.
      The Company believed that its accounting treatment was permitted under generally accepted accounting principles and that such treatment was consistent with the practices of other companies in the retail industry. However, on February 7, 2005, the Chief Accountant of the U.S. Securities and Exchange Commission (“SEC”) released a letter expressing the SEC’s views on certain lease accounting matters. The Company has identified areas where its historical accounting practices differ from the SEC’s views and adjusted its accounting policies as follows to comply with the SEC’s guidance: (i) conform the depreciable lives for buildings on leased land and other leasehold improvements to the shorter of the economic life of the asset or the lease term used for determining the capital versus operating lease classification and calculating straight-line rent; (ii) include pre-opening rent-free periods and cancelable option periods in the calculation of straight-line rent expense where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the inception of the lease, to be reasonably assured; and (iii) capitalize rent costs during the store construction period. The Company has recorded the life-to-date accounting impact of correcting for these errors in fiscal year 2005.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The cumulative effect of these adjustments in fiscal year 2005 was an increase in depreciation expense, a component of selling, general and administrative expenses, of $8.9 million, $5.6 million net of tax, and an increase in rent expense, a component of cost of goods sold, of $1.7 million, $1.1 million net of tax. These adjustments did not have any impact on the overall cash flows of the Company.

(3)	Store Closing Costs
      During fiscal year 2005, the Company recorded $3.0 million of exit costs related to the closing of six stores in fiscal year 2005 and one store to be closed in fiscal year 2006. The exit costs consisted primarily of the loss on abandonment of leasehold improvements, post-closing real estate lease obligations and severance costs.
      During fiscal year 2003, the Company recognized $0.5 million of exit costs associated with the announcement of two store closings. The exit costs consist primarily of post-closing real estate lease obligations and severance costs.
      As of January 29, 2005 the remaining reserve balance for post-closing real estate lease obligations was $2.5 million. The Company does not anticipate incurring significant additional exit costs in connection with the store closings.

(4)	Restructuring Charge
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
      As of January 29, 2005 the remaining logistics restructuring reserve balance for post-closing real estate lease obligations was $2.7 million. The Company does not anticipate incurring significant additional exit costs in connection with the logistics restructuring.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Accumulated Other Comprehensive Loss
      The following table sets forth the components of accumulated other comprehensive loss:

	January 29,	January 31,
	2005	2004

	(dollars in thousands)
Unrealized loss on interest rate swaps, net of $6,269 and $9,296 income tax benefit as of January 29, 2005 and January 31, 2004, respectively	$(10,674)	$(15,831)
Unrealized gains on investments, net of $1,125 and $948 income tax expense as of January 29, 2005 and January 31, 2004, respectively	1,939	1,640
Pension asset adjustment, net of income tax benefit of $44,743 and $38,269 as of January 29, 2005 and January 31, 2004, respectively	(76,184)	(65,162)

Accumulated other comprehensive loss	$(84,919)	$(79,353)

(6)	Accounts Receivable, Net
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
      Accounts receivable, net consists of:

	January 29,	January 31,
	2005	2004

	(Dollars in thousands)
Customer receivables	$313,361	$309,058
Other receivables	16,331	15,119
Less allowance for doubtful accounts	(9,986)	(13,036)

Accounts receivable, net	$319,706	$311,141

      Changes in the allowance for doubtful accounts are as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

	(Dollars in thousands)
Balance, beginning of year	$13,036	$11,729	$12,318
Charged to expense	11,661	17,536	15,554
Net uncollectible balances written off	(14,711)	(16,229)	(16,143)

Balance, end of year	$9,986	$13,036	$11,729

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Investment Securities
      Held-to-maturity securities consist of federal, state and local debt securities. Details of investments in held-to-maturity securities are as follows:

	January 29,	January 31,
	2005	2004

	(dollars in thousands)
Amortized cost	$425	$360
Gross unrealized gains	7	15

Fair value	$432	$375

      At January 29,2005, scheduled maturities of held-to-maturity securities are as follows:

		Amortized
	Fair Value	Cost

	(dollars in thousands)
One to five years	$30	$30
Six to ten years	—	—
After ten years	402	395

	$432	$425

      Available-for-sale securities consist primarily of equity investments. Details of investments in available-for-sale securities are as follows:

	January 29,	January 31,
	2005	2004

	(dollars in thousands)
Cost	$3,405	$4,007
Gross unrealized gains	3,084	2,608

Fair value of securities	$6,489	$6,615

      Details of realized gains and losses are as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

	(dollars in thousands)
Gross realized gains on sales of securities	$396	$1,000	$1,713
Gross realized losses on sales of securities	(49)	(1)	(175)
Losses on other than temporary declines in market values	(155)	—	(78)

Net realized gain	$192	$999	$1,460

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Property and Equipment, net
      Details of property and equipment, net are as follows:

	Estimated	January 29,	January 31,
	Lives	2005	2004

		(dollars in thousands)
Land	n/a	$23,500	$23,329
Buildings	15-40	737,105	673,707
Furniture, fixtures and equipment	3-7	629,199	603,826
Property under capital leases	5-25	73,020	73,468
Construction in progress	n/a	33,039	35,826

		1,495,863	1,410,156
Less accumulated depreciation and amortization		(760,997)	(707,474)

Property and equipment, net		$734,866	$702,682

(9)	Sale of Investment Property
      During fiscal year 2004, the Company sold investment property located in downtown Charlotte, NC and land located in Greenville, SC for a net sales price of $21.9 million and $3.7 million, respectively. The Company recognized a gain of $12.5 million, net of $7.4 million tax expense, on the sale of these properties, which is included in gain (loss) on property, equipment and investments on the consolidated statement of income.

(10)	Accrued Expenses
      Accrued expenses are comprised of the following:

	January 29,	January 31,
	2005	2004

	(dollars in thousands)
Salaries, wages and employee benefits	$23,582	$20,069
Interest	2,692	2,953
Rent	4,051	4,436
Taxes, other than income	10,258	10,971
Store closing and restructuring reserves	3,100	644
Self insurance reserves	6,010	4,513
Accrued capital expenditures	9,290	22,136
Other	25,430	21,814

Accrued Expenses	$84,413	$87,536

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Borrowings
      Long-term debt, principally due to banks, and capital lease obligations consist of the following:

	January 29,	January 31,
	2005	2004

	(dollars in thousands)
Bond facility	$125,000	$125,000
Note payable	125,025	125,007
Sale/leaseback financing	18,846	23,652
Capital lease agreements through August 2020	32,415	34,495
Unsecured notes payable	133	334

	301,419	308,488
Less current installments	(8,199)	(7,848)

Long-term debt and capital lease obligations, excluding current installments	$293,220	$300,640

      The annual maturities of long-term debt and capital lease obligations over the next five years as of January 29, 2005 are $8.2 million, $16.0 million, $2.2 million, $252.4 million, and $2.6 million, respectively.
      The bond facility matures in July 2008 and bears interest at a variable rate based on the market for the bonds that has historically approximated one-month LIBOR plus 70 basis points. The note payable expires in April 2008, bears interest at a rate that approximates one month LIBOR plus 50 basis points, is collateralized by the Company’s customer accounts receivable and limits borrowings to the lesser of $250.0 million or approximately 85% of the Company’s customer accounts receivable. At January 29, 2005, one month LIBOR was 2.59%.
      On April 30, 1999, the Company sold certain leasehold improvements for $42.0 million and is leasing them back through fiscal year 2008. The Company has the option to repurchase the leasehold improvements at the end of the lease. In accordance with SFAS No. 98, “Accounting for Leases,” and SFAS No. 66, “Accounting for Sales of Real Estate,” the Company is accounting for the sale-leaseback as financing. The effective interest rate on the facility is 7.27%.
      The Company’s loan agreements place restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock, and guarantees. They also contain leverage ratio, tangible net worth and fixed charge coverage ratio requirements. The bond facility requires the Company to maintain a $127.0 million supporting letter of credit. The Company is in compliance with all debt covenants.
      The Company has entered into interest rate swap agreements with various financial institutions to manage the exposure to changes in interest rates on its variable rate indebtedness. The amount of indebtedness covered by the interest rate swaps is $250.0 million for fiscal years 2004 through 2009, $125.0 million for fiscal years 2010 through 2012 and $50.0 million for fiscal year 2013 (see note 1).
      During fiscal year 2005, the Company replaced its combined $200.0 million revolving line of credit and $127.0 million standby letter of credit facility with a $330.0 million credit facility that expires in October 2009. Up until October 2007, under certain circumstances the facility may be increased to $380.0 million at the Company’s request. The new facility allows for up to $225.0 million of outstanding letters of credit. The current interest rate payable under the credit facility is based on LIBOR plus approximately 63 basis points or prime. The credit facility contains restrictive covenants consistent with the Company’s existing debt agreements and financial covenants including leverage and fixed charge coverage ratios. The Company has

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$127.0 million of standby letters of credit and no borrowings under the revolving credit agreements at January 29, 2005 and January 31, 2004.

(12)	Leases
      The Company leases certain of its stores, warehouse facilities and equipment. The majority of these leases will expire over the next 15 years. The leases usually contain renewal options and provide for payment by the lessee of real estate taxes and other expenses and, in certain instances, contingent rentals determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities. Assets under capital lease and accumulated amortization were $73.0 million and $47.1 million, respectively, at January 29, 2005 and are included in property and equipment, net.
      Future minimum lease payments under noncancelable leases, net of future minimum sublease rental income under noncancelable subleases, as of January 29, 2005 were as follows:

Fiscal Year	Capital	Operating

	(dollars in thousands)
2006	4,847	33,726
2007	4,911	30,521
2008	4,939	27,136
2009	4,679	23,921
2010	4,702	21,074
After 2010	26,962	130,380

Total	51,040	266,758
Less sublease rental income	—	(2,247)

Net rentals	51,040	$264,511

Less imputed interest	(18,625)

Present value of minimum lease payments	32,415
Less current portion	(2,965)

	$29,450

      Net rental expense for all operating leases consists of the following:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

	(dollars in thousands)
Buildings:
Minimum rentals	$33,906	$29,834	$29,737
Contingent rentals	3,507	3,323	3,368
Sublease rental income	(493)	(663)	(876)
Equipment	1,366	1,657	2,359

Total net rental expense	$38,286	$34,151	$34,588

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Income Taxes
      Federal and state income tax expense from continuing operations was as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

	(dollars in thousands)
Current:
Federal	$57,157	$41,689	$38,181
State	4,670	3,953	5,252

	61,827	45,642	43,433

Deferred:
Federal	7,742	12,292	5,597
State	631	1,166	770

	8,373	13,458	6,367

Income taxes	$70,200	$59,100	$49,800

      A reconciliation between income taxes from continuing operations and income tax expense computed using the federal statutory tax rate of 35% is as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

	(dollars in thousands)
Income tax at the statutory federal rate	$67,996	$59,727	$46,836
State income taxes, net of federal income tax benefit	3,447	3,328	3,914
Increase in Cash Surrender Value of Officers’ Life Insurance	(3,120)	(3,297)	(1,892)
Other	1,877	(658)	942

Income taxes	$70,200	$59,100	$49,800

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consist of:

	January 29,	January 31,
	2005	2004

	(dollars in thousands)
Deferred tax assets:
Prepaid pension costs	$10,953	$1,368
Benefit plan costs	28,737	27,850
Restructuring and other reserves	13,102	10,596
Inventory capitalization	6,151	5,848
Allowance for doubtful accounts	3,755	4,886
Tax carryovers	2,405	2,757
Interest rate swaps	7,768	10,880
Other	9,230	5,111

Gross deferred tax assets	82,101	69,296
Less valuation allowance	(548)	(768)

Net deferred tax assets	81,553	68,528

Deferred tax liabilities
Property and equipment	73,762	64,533
Inventory	22,870	20,162
Investment securities	2,438	2,542
Other	6,715	616

Gross deferred tax liabilities	105,785	87,853

Net deferred tax liabilities	$24,232	$19,325

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
      As of January 29, 2005, the Company has net operating loss carryforwards for federal and state income tax purposes of $1.1 million and $9.6 million, respectively, and state job credits of $1.7 million, which are available to offset future taxable income, if any. These carryforwards expire at various intervals through fiscal year 2020. Some of the loss carryforwards are limited to an annual deduction of approximately $0.3 million under a provision of IRC Section 382. In addition, the Company has alternative minimum tax net operating loss carryforwards of $2.8 million, which are available to reduce future alternative minimum taxable income at various intervals expiring through fiscal year 2011.

(14)	Pension And Postretirement Benefits
      The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee’s compensation. Effective January 1, 2005 the pension formula was modified for service on or after that date for all employees. Changes to the pension formula consist primarily of automatic updates of employee compensation amounts used to compute benefits and revised contribution rates. Previously the employee compensation updates were optional and earnings during the most

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recent update were used for all credited years of service. Under the new formula, the earnings update is automatic and applies only to credited years of service related to that update. On March 7, 2005, the Company made an optional $6.0 million contribution to its defined benefit pension plan. No additional funding of the plan is anticipated in fiscal year 2006.
      The Company also provides postretirement medical and life insurance benefits to certain retired full-time employees. The Company accounts for postretirement benefits by recognizing the cost of these benefits over an employee’s estimated term of service with the Company, in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”
      As of the Company’s fiscal year 2004 pension plan measurement date of November 1, 2003, the pension plan accumulated benefit obligation exceeded the fair market value of the plan assets by $8.1 million. As a result, the prepaid pension asset, as of the fiscal year ending January 31, 2004, of $99.8 million was substantially eliminated and an $8.1 million minimum pension liability and a $4.5 million intangible pension asset was recorded, with a corresponding charge of $65.2 million, net of tax, recognized in other comprehensive income, a component of stockholders’ equity.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The change in the projected benefit obligation, change in plan assets, funded status, amounts recognized and unrecognized, net periodic benefit cost and actuarial assumptions are as follows:

	Pension Benefits		Postretirement Benefits

	January 29,	January 31,	January 29,	January 31,
	2005	2004	2005	2004

	(dollars in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$332,946	$293,649	$24,431	$27,991
Service cost	10,345	11,521	213	290
Interest cost	21,230	20,630	1,535	1,931
Actuarial (gain) loss	19,019	28,018	2,327	(3,272)
Benefits paid	(21,467)	(20,872)	(2,448)	(2,509)

Benefit obligation at end of year	362,073	332,946	26,058	24,431

Change in plan assets:
Fair value of plan assets at beginning of year	314,307	290,362	—	—
Actual return on plan assets	16,614	34,817	—	—
Contributions to plan	—	10,000	2,448	2,509
Benefits paid	(21,467)	(20,872)	(2,448)	(2,509)

Fair value of plan assets at end of year	309,454	314,307	—	—

Funded Status	(52,619)	(18,639)	(26,058)	(24,431)
Unrecognized net transition obligation	—	—	2,094	2,358
Unrecognized prior service costs	4,211	4,487	—	—
Unrecognized net (gain) loss	134,205	113,947	(3,448)	(6,238)

Net prepaid (accrued)	$85,797	$99,795	$(27,412)	$(28,311)

Amounts recognized in the consolidated balance sheets consist of:
Minimum pension liability	$(39,341)	$(8,123)
Pension asset	4,211	4,487
Accumulated other comprehensive loss	120,927	103,431

	$85,797	$99,795

Obligation and funded status at November 1, 2004 and 2003, respectively:
Projected benefit obligation	$362,073	$332,946	$26,058	$24,431
Accumulated benefit obligation	348,796	322,430	N/A	N/A
Fair value of plan assets	309,454	314,307	—	—

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Weighted average assumptions were:

	Pension Plan			Postretirement Plan

	January 29,	January 31,	February 1,	January 29,	January 31,	February 1,
	2005	2004	2003	2005	2004	2003

Discount rates	5.875%	6.375%	7.0%	5.875%	6.375%	7.0%
Rates of compensation increase	3.0	4.0	4.0	N/A	N/A	N/A
Return on plan assets	8.5	8.5	8.5	N/A	N/A	N/A
      The measurement date for the defined benefit pension plan and post retirement benefits is November 1. For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal year 2005; the rate was assumed to decrease to 5.5% gradually over the next 3 years and remain at that level for fiscal years thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation as of January 29, 2005 by $0.5 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended January 29, 2005 by $0.1 million. Decreasing the assumed health care cost trend rates by one percentage point would decrease the accumulated postretirement benefit obligation as of January 29, 2005 by $0.5 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended January 29, 2005 by $0.1 million. The Company’s investment earnings assumption for the pension plan is based on the allocation of asset classes and their historical market returns thereon.
      The asset allocation for the pension plan is as follows:

	Target Allocation	Percentage of Plan Assets at Year End

	January 28,	January 29,	January 31,	February 1,
	2006	2005	2004	2003

Equity Securities	65%	66%	68%	60%
Fixed Income	33%	31%	30%	40%
Cash	2%	3%	2%	0%

Total	100%	100%	100%	100%
      The Company expects to have the following payments related to its pension and postretirement plans in the coming years:

Calendar Year	Pension Plan	Postretirement Plan

	(dollars in thousands)
2005	$21,291	$2,653
2006	21,938	2,780
2007	22,506	2,908
2008	23,202	3,036
2009	23,924	3,164
2010 — 2014	134,632	17,851

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of net periodic benefit expense are as follows:

	Pension Plan			Postretirement Plan

	52 Weeks	52 Weeks	52 Weeks	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended	Ended
	January 29,	January 31,	February 1,	January 29,	January 31,	February 1,
	2005	2004	2003	2005	2004	2003

	(dollars in thousands)
Service cost	$10,345	$11,521	$13,056	$213	$290	$404
Interest cost	21,230	20,630	20,329	1,535	1,931	2,226
Expected return on assets	(26,233)	(26,537)	(30,975)	—	—	—
Amortization of unrecognized items:
Net transition (asset) obligation	—	—	—	262	262	262
Prior service cost	276	276	276	(497)	(276)	—
Net losses	8,381	3,674	—	—	—	—

Net periodic benefit expense	$13,999	$9,564	$2,686	$1,513	$2,207	$2,892

(15)	Other Employee Benefits
      The Belk Employees’ Health Care Plan provides medical and dental benefits to substantially all full-time employees. This Plan is “self-funded” for medical and dental benefits through a 501 (c) (9) Trust. The Group Life Insurance Plan and The Belk Employees Short Term Disability Insurance Plan provide insurance to substantially all full-time employees and are fully insured through contracts issued by insurance companies. Contributions by the Company under these plans amounted to approximately $28.8 million, $26.3 million, and $26.7 million in fiscal years 2005, 2004, and 2003, respectively.
      The Belk 401(k) Savings Plan, a contributory, defined contribution multi-employer plan, provides benefits for substantially all employees. The contributions to the 401(k) Savings Plan are comprised of a matching contribution, generally 50% of the employees’ contribution up to 6% of eligible compensation, and a basic contribution, generally approximately 2% of eligible compensation, regardless of the employees’ contributions. The cost of the plan was $8.9 million, $9.5 million, and $10.4 million in fiscal years 2005, 2004, and 2003, respectively.
      Effective January 1, 2004, the Company established a non-qualified 401(k) Restoration Plan for highly compensated employees, as defined by ERISA. The Plan provides contributions to a participants’ account ranging from 2% to 4.5% of eligible compensation to restore benefits limited in the qualified 401(k) plan. Participants can contribute up to 25% of eligible compensation. The cost of the plan in fiscal year 2005 was approximately $0.4 million.
      On April 1, 2004, certain participants elected to waive their benefits in the Company’s existing non-qualified defined benefit Supplemental Executive Retirement Plan (“Old SERP”) in exchange for participation in the Company’s new non-qualified defined contribution 2004 Supplemental Executive Retirement Plan (“2004 SERP”). This election resulted in the curtailment and settlement of their benefits in the Old SERP. The Company recognized a net charge of $1.4 million in selling, general and administrative expenses during fiscal year 2005 related to the curtailment and settlement. The 2004 SERP provides annual contributions ranging from 9% to 11% of eligible compensation to the participants’ accounts, which earn 6.5% interest annually.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On a combined basis, Old SERP and 2004 SERP costs including the curtailment and settlement cost charged to operations were approximately $4.2 million, $1.6 million, and $2.0 million in fiscal years 2005, 2004, and 2003, respectively. As of January 29, 2005 and January 31, 2004, the projected benefit obligation was $12.3 million and $22.1 million, respectively. The corresponding accrued obligation of $11.4 million and $16.2 million as of January 29, 2005 and January 31, 2004, respectively, has been recorded in deferred compensation and other non-current liabilities. The effective discount rates used in determining the net periodic Old SERP liability as of January 29, 2005, January 31, 2004, and February 1, 2003 was 5.875%, 6.375%, and 7.00%, respectively. Actuarial gains and losses are amortized over the average remaining service lives of the participants.
      Certain eligible employees participate in a non-qualified Deferred Compensation Plan (“DCP”). Participants in the DCP have elected to defer a portion of their regular compensation subject to certain limitations prescribed by the DCP. The Company is required to pay interest on the employees’ deferred compensation at various rates that have historically been between 8% and 15%. Total interest cost related to the plan and charged to interest expense was approximately $3.7 million, $3.7 million, and $3.6 million, in fiscal years 2005, 2004, and 2003, respectively.

(16)	Stock-Based Compensation
      In fiscal year 2001, the Company’s Board of Directors approved the Belk, Inc. 2000 Incentive Stock Plan (the “Plan”). Under the Plan, the Company is authorized to award up to 2.8 million shares of common stock for various types of equity incentives to key executives of the Company.
      In fiscal years 2004 and 2003, the Company applied APB 25 in measuring compensation cost extended under the Plan. In December 2004, the FASB issued SFAS 123R, which details how the Company should account for stock-based compensation. The Company elected to adopt SFAS 123R in fiscal year 2005 and to apply the modified retrospective method of adoption, where the standard would only impact stock-based compensation expense in fiscal year 2005 and future years. The effect of the implementation of SFAS 123R to fiscal year 2005 was a $3.6 million decrease to compensation costs, a component of selling, general and administrative expenses, and a $2.3 million increase to net income in fiscal year 2005. If the Company had elected to follow the measurement provisions of SFAS No. 123, “Accounting for Stock-based Compensation,” in accounting for its stock awards for fiscal years 2004 and 2003, the change to net income and net income per share would have been immaterial for those years.
      Compensation cost for the Plan was $3.5 million, $3.4 million, and $1.7 million net of income tax benefits of $2.1 million, $2.0 million, and $1.0 million for fiscal years 2005, 2004, and 2003, respectively.
Performance Based Stock Award Plan
      In fiscal year 2001 the Company implemented a performance based stock award program (the “Long Term Incentive Plan” or “LTI Plan”) and at the beginning of that fiscal year and each fiscal year thereafter the Company grants certain key executives stock awards under the LTI Plan. Shares awarded under the LTI Plan vary based on company results versus specified cumulative three-year performance targets and generally vest at the end of each three-year period. No monetary consideration is paid by employees who receive performance based stock awards.
      LTI Plan compensation costs recorded under SFAS 123R are computed using the fair value stock price on the grant date based on a third party valuation and the estimated expected attainment of performance goals based on internal projections. The Company issues new shares of common stock as the awards vest at the end of each three-year period. As of January 29, 2005, there was $3.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the LTI Plan; that cost will be recognized as compensation costs over the next two fiscal years.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity under the LTI plan during the year ended January 29, 2005 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value per Share

	(In thousands)
Nonvested at February 1, 2004	513	$8.44
Granted	336	10.71
Changes in Performance Estimates	221	9.57
Vested	(265)	8.97
Forfeited	(124)	9.31

Nonvested at January 29, 2005	681	10.56

Key Executive Share Grant Program
      During fiscal year 2003, the Company created an incentive stock plan aimed at retaining certain key executives (the “Key Executive Share Grant Program”). Shares granted under the Key Executive Share Grant Program vest incrementally over a three-year term ending July 31, 2005 and are issued at the end of each 12 month vesting period. No monetary consideration is paid by employees who receive incentive stock awards.
      Key Executive Share Grant Program compensation costs recorded under SFAS 123R are computed using the fair value stock price on the grant date based on a third party valuation. The Company issues new shares of common stock as the awards incrementally vest. As of January 29, 2005, there was $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Key Executive Share Grant Program; that cost will be recognized as compensation costs in fiscal year 2006.
      Activity under the Key Executive Share Grant Program during the year ended January 29, 2005 is as follows:

		Weighted-Average Grant
	Shares	Date Fair Value per Share

	(In thousands)
Nonvested at February 1, 2004	502	$8.00
Vested	(214)	8.66
Forfeited	(26)	8.00

Nonvested at January 29, 2005	262	8.00

(17)	Fair Value of Financial Instruments
      Carrying values approximate fair values for financial instruments that are short-term in nature, such as cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and lines of credit. The fair value of other financial instruments are as follows:

	January 29, 2005		January 31, 2004

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(Dollars in thousands)
Long-term debt (excluding capitalized leases)	$269,004	$267,630	$273,994	$264,606
Interest rate swap liability	21,305	21,305	35,367	35,367
Investment securities	6,914	6,921	6,975	6,990

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Authorized capital stock of Belk, Inc. includes 200 million shares of Class A common stock, 200 million shares of Class B common stock and 20 million shares of preferred stock, all with par value of $.01 per share. At January 29, 2005, there were 50,188,528 shares of Class A common stock outstanding, 1,286,980 shares of Class B common stock outstanding, and no shares of preferred stock outstanding.
      Class A shares are convertible into Class B shares on a 1 for 1 basis, in whole or in part, at any time at the option of the holder. Class A and Class B shares are identical in all respects, with the exception that Class A stockholders are entitled to 10 votes per share and Class B stockholders are entitled to one vote per share. There are restrictions on transfers of Class A shares to any person other than a Class A permitted holder. Each Class A share transferred to a non — Class A permitted holder automatically converts into one share of Class B.
      On June 14, 2004, the Company repurchased 643,071 shares of outstanding Class A common stock at a cost of $7.2 million.

(19)	Related Party Transactions
      In October 2001, the Company extended loans to Mr. Thomas M. Belk, Jr., Mr. H.W. McKay Belk and Mr. John R. Belk in the principal amounts of $2.5 million, $2.5 million and $2.0 million, respectively. In February 2002, the loan to Mr. John R. Belk was increased to $2.5 million. The loans are being repaid to the Company in equal annual installments of $1.5 million plus interest in cash or stock over a five-year period that began January 3, 2003. The loans bear interest at LIBOR plus 1.5%. The Company received the third of the five payments, including principal and interest, from the three executives on January 3, 2005. The Sarbanes-Oxley Act of 2002 prohibits extensions of credit to executive officers and directors and the “material modification” of any term of a loan that was extended before July 30, 2002. The Company entered into these loans in October 2001 and February 2002, before the Sarbanes-Oxley Act of 2002 was enacted. Since that time, the Company has not made any new extensions of credit to executive officers or directors nor materially modified the terms of any existing loans.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Belk has established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.
      Based on their evaluation as of January 29, 2005, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Management’s Report on Internal Control Over Financial Reporting
      The management of Belk, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.
      The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of January 29, 2005, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.
      Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of January 29, 2005, has been audited by KPMG, LLP, an independent registered public accounting firm. Their report, which is included herein, expresses unqualified opinions on management’s assessment and on the effectiveness of the company’s internal control over financial reporting as of January 29, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Belk, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Belk, Inc. and subsidiaries maintained an effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Belk, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Belk, Inc. and subsidiaries maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Belk, Inc and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belk, Inc. and subsidiaries as of January 29, 2005, and January 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 29, 2005, and our report dated April 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Charlotte, North Carolina
April 14, 2005

Item 9B. Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item with respect to Directors and Executive Officers of the Registrant is included in the sections entitled “Election of Directors,” “Management of the Company,” and “Executive Compensation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2005 and is incorporated herein by reference. The sections under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Other Matters” in the Proxy Statement are also incorporated by reference.
      In March 2004, the Company adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”) that applies to the chief executive officer, chief financial officer and chief accounting officer and persons performing similar functions. The Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Item 11.	Executive Compensation
      The information required by this Item is included in the section entitled “Executive Compensation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2005 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is included in the sections entitled “Common Stock Ownership of Management and Principal Stockholders” and “Executive Compensation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2005 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is included in the Section entitled “Executive Compensation — Certain Transactions” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2005 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information set forth under the Section entitled “Selection of Independent Auditors” of the
      Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 25, 2005, is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1. Consolidated Financial Statements

Report of Independent Accountants

Consolidated Balance Sheets — As of January 29, 2005 and January 31, 2004.

Consolidated Statements of Income — Years ended January 29, 2005, January 31, 2004 and February 1, 2003.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income — Years ended January 29, 2005, January 31, 2004 and February 1, 2003.

Consolidated Statements of Cash Flows — Years ended January 29, 2005, January 31, 2004 and February 1, 2003.

Notes to Consolidated Financial Statements

      2. Consolidated Financial Statement Schedules
      3. Exhibits
      The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).
3.2	Form of Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
4.1	Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5 1998 (File No. 333-42935)).
4.2	Articles I and IV of the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
10.1	Belk, Inc. 2000 Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed on April 28, 2000).
10.2	Belk, Inc. 2004 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
10.3	Belk, Inc. Annual Incentive Plan.
10.4	Belk, Inc. Executive Long Term Incentive Plan.
10.5	Amendment Number 7 to Note Purchase Agreement, dated as of April 6, 2004, among Belk, Inc., The Belk Center, Inc., Enterprise Funding Corporation, and Bank of America, N.A., amending that certain Note Purchase Agreement dated as of May 3, 1999 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on June 10, 2004).
10.4	Consulting Services Agreement dated as of May 26, 2004 by and between Belk, Inc. and John M. Belk (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on June 10, 2004).
10.5	Credit Agreement, dated as of October 28, 2004, by and among Belk, Inc., certain Belk, Inc. subsidiaries, Wachovia Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Branch Banking and Trust Company and SunTrust Bank, as Documentation Agents. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on December 9, 2004).
14.1	Belk, Inc. Code of Ethics for Senior Executive and Financial Officers (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
21.1	Subsidiaries.
23.1	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2005.

BELK, INC.
(Registrant)

By:	/s/ THOMAS M. BELK, JR.

Thomas M. Belk, Jr.
Chairman of the Board and Chief
Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2005.

Signature	Title

/s/ THOMAS M. BELK, JR. Thomas M. Belk, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ H. W. MCKAY BELK H. W. McKay Belk	President and Director

/s/ JOHN R. BELK John R. Belk	President and Director

/s/ B. FRANK MATTHEWS, II B. Frank Matthews, II	Vice Chairman of the Board and Director

/s/ SARAH BELK GAMBRELL Sarah Belk Gambrell	Director

/s/ J. KIRK GLENN, JR. J. Kirk Glenn, Jr.	Director

/s/ JOHN A. KUHNE John A. Kuhne	Director

/s/ ELIZABETH VALK LONG Elizabeth Valk Long	Director

/s/ THOMAS C. NELSON Thomas C. Nelson	Director

/s/ BRIAN T. MARLEY Brian T. Marley	Executive Vice President, Finance (Principal Financial Officer)

/s/ EDWARD J. RECORD Edward J. Record	Senior Vice President of Finance and Controller (Principal Accounting Officer)