Form 10-Q
period 2005-04-30
BELK INC
filed 2005-06-09
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     April 30, 2005

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
Yes ☑ No ☐

At June 1, 2005, the registrant had issued and outstanding 50,187,528 shares of class A common stock and 1,471,994 shares of class B common stock.

BELK, INC.
Index to Form 10-Q

This Report Contains Forward-Looking Statements

     Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as “may,” “will,” “intend,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or other similar words. Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the internet, our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute our growth strategies and achieve anticipated results in our new and expanded stores, including the consummation and implementation of our proposed acquisition of 47 Proffitt’s and McRae’s department stores, the expected benefit of our new systems and technology, the expected increase in our sales and revenues generated through our proprietary charge card program and anticipated benefits from the consolidation of our merchandising, marketing and merchandise planning and allocation function. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. We believe that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements.

     For a detailed description of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned “This Report Contains Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005 that we filed with the Securities and Exchange Commission (“SEC”) on April 14, 2005. Our other filings with the SEC may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.

     Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, even if future events or new information may impact the validity of such statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Three Months Ended
	April 30,	May 1,
	2005	2004
Revenues	$568,130	$550,115
Cost of goods sold (including occupancy and buying expenses)	376,411	363,223
Selling, general and administrative expenses	146,612	139,661
Store closing costs	(328)	373

Operating income	45,435	46,858
Interest expense, net	(7,796)	(9,068)
Gain (loss) on property, equipment and investments	204	(160)
Other income, net	80	297

Income before income taxes	37,923	37,927
Income taxes	13,590	13,810

Net Income	$24,333	$24,117

Basic and diluted net income per share	$0.47	$0.46

Weighted average shares outstanding	51,568,471	51,953,864

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	April 30,	January 29,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$164,690	$232,264
Accounts receivable, net	291,912	319,706
Merchandise inventory	612,535	527,860
Prepaid income taxes, expenses and other current assets	18,714	17,302

Total current assets	1,087,851	1,097,132
Investment securities	6,772	6,914
Property and equipment, net	760,072	734,866
Pension assets	13,951	4,213
Other assets	30,058	23,781

Total assets	$1,898,704	$1,866,906

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$221,627	$177,793
Accrued liabilities	83,651	85,767
Accrued income taxes	9,492	35,289
Deferred income taxes	3,103	2,695
Current installments of long-term debt and capital lease obligations	8,012	8,199

Total current liabilities	325,885	309,743
Deferred income taxes	24,798	21,537
Long-term debt and capital lease obligations, excluding current installments	289,328	293,220
Interest rate swap liability	17,361	21,305
Deferred compensation and other noncurrent liabilities	161,280	154,485

Total liabilities	818,652	800,290

Stockholders’ equity:
Preferred stock	—	—
Common stock, 51.7 and 51.5 million shares issued and outstanding as of April 30, 2005 and January 29, 2005, respectively	517	515
Paid-in capital	534,867	533,923
Retained earnings	625,159	617,097
Accumulated other comprehensive loss	(80,491)	(84,919)

Total stockholders’ equity	1,080,052	1,066,616

Total liabilities and stockholders’ equity	$1,898,704	$1,866,906

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance at January 29, 2005	$515	$533,923	$617,097	$(84,919)	$1,066,616
Comprehensive income:
Net income	—	—	24,333	—	24,333
Unrealized loss on investments, net of $53 income tax benefit	—	—	—	(90)	(90)
Unrealized gain on interest rate swaps, net of $1,521 income tax expense	—	—	—	2,590	2,590
Amortization of pension asset adjustment, net of $1,132 income tax expense	—	—	—	1,928	1,928

Total comprehensive income					28,761
Cash dividends	—	—	(16,271)	—	(16,271)
Stock compensation granted, net		(894)			(894)
Common stock issued	2	1,838	—	—	1,840

Balance at April 30, 2005	$517	$534,867	$625,159	$(80,491)	$1,080,052

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended
	April 30,	May 1,
	2005	2004
Cash flows from operating activities:
Net income	$24,333	$24,117
Adjustments to reconcile net income to net cash provided by operating activities:
Store closing costs	(328)	373
Deferred income taxes	2,200	8,727
Depreciation and amortization	25,114	22,521
(Gain) loss on sale of property, equipment & investments	(204)	160
(Increase) decrease in:
Accounts receivable, net	27,795	20,596
Merchandise inventory	(84,674)	(69,340)
Prepaid expenses and other assets	(7,635)	(4,187)
Increase (decrease) in:
Accounts payable and accrued liabilities	43,889	44,379
Accrued income taxes	(25,797)	(27,199)
Deferred compensation and other liabilities	(3,411)	(1,835)

Net cash provided by operating activities	1,282	18,312

Cash flows from investing activities:
Purchases of investments	—	(167)
Proceeds from sales of investments	—	80
Purchases of property and equipment	(51,117)	(30,671)

Net cash used by investing activities	(51,117)	(30,758)

Cash flows from financing activities:
Principal payments on notes payable and capital lease obligations	(1,968)	(1,842)
Stock compensation tax benefit	500	82
Dividends paid	(16,271)	(24,678)

Net cash used by financing activities	(17,739)	(26,438)

Net decrease in cash and cash equivalents	(67,574)	(38,884)
Cash and cash equivalents at beginning of period	232,264	166,071

Cash and cash equivalents at end of period	$164,690	$127,187

Supplemental schedule of noncash investing and financing activities:
Increase in property and equipment through capitalization of construction period rent	796	—
Decrease in property and equipment through disposal of capital leases	1,766	—

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 28-44) in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results in periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the full fiscal year.

     Certain prior period amounts have been reclassified to conform with current year presentation.

(2) Comprehensive Income (Loss)

     The following table sets forth the computation of comprehensive income:

	Three Months Ended
	April 30,	May 1,
	2005	2004
	(dollars in thousands)
Net income	$24,333	$24,117
Other comprehensive income (loss):
Net change in fair value of interest rate swaps, net of $1,476 and $2,650 income tax expense for the three months ended April 30, 2005 and May 1, 2004, respectively	2,514	4,512
Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $45 income tax benefit for the three months ended April 30, 2005 and May 1, 2004, respectively	76	76
Unrealized loss on investments, net of $53 and $67 income tax benefit for the three months ended April 30, 2005 and May 1, 2004, respectively	(90)	(115)
Amortization of pension asset adjustment, net of $1,132 and $1,339 income tax expense for the three months ended April 30, 2005 and May 1, 2004, respectively	1,928	2,280

Other comprehensive income	4,428	6,753

Total comprehensive income	$28,761	$30,870

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Accumulated Other Comprehensive Loss

     The following table sets forth the components of accumulated other comprehensive loss:

	April 30,	January 29,
	2005	2005
	(dollars in thousands)
Unrealized loss on interest rate swaps, net of $4,748 and $6,269 income tax benefit as of April 30, 2005 and January 29, 2005, respectively	$(8,084)	$(10,674)
Unrealized gains on investments, net of $1,086 and $1,139 income tax expense as of April 30, 2005 and January 29, 2005, respectively	1,849	1,939
Pension asset adjustment, net of $43,611 and $44,743 income tax benefit as of April 30, 2005 and January 29, 2005, respectively	(74,256)	(76,184)

Accumulated other comprehensive loss	$(80,491)	$(84,919)

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

Accounts receivable, net consists of:

	April 30,	January 29,
	2005	2005
	(dollars in thousands)
Customer receivables	$288,610	$313,361
Other receivables	10,590	16,331
Less allowance for doubtful accounts	(7,288)	(9,986)

Accounts receivable, net	$291,912	$319,706

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Pension and Postretirement Benefits

     The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee’s compensation. The Company also has a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain retired full-time employees.

The components of net periodic benefit expense are as follows:

	Three Months Ended
	Pension Plan		Postretirement Plan
	April 30,	May 1,	April 30,	May 1,
	2005	2004	2005	2004
	(dollars in thousands)
Service cost	$1,269	$2,763	$39	$53
Interest cost	5,356	5,319	376	384
Expected return on plan assets	(6,299)	(6,558)	—	—
Amortization of transition obligation	—	—	65	65
Amortization of prior service cost	340	69	—	—
Amortization of the net (gain) loss	2,735	2,095	(106)	(124)

Net periodic benefit expense	$3,401	$3,688	$374	$378

     The Company previously disclosed in its financial statements for the fiscal year ended January 29, 2005 included in its Form 10-K, that the Company contributed $6.0 million to its pension fund during the first quarter of fiscal year 2006. The Company does not anticipate making any further contributions in fiscal year 2006.

(6) Purchase Agreement

     On April 29, 2005, the Company announced that it had entered into an agreement with Saks Incorporated to purchase 22 Proffitt’s stores and 25 McRae’s stores for a purchase price of $622.0 million. The transaction is scheduled to be completed in the second quarter of fiscal year 2006, subject to regulatory approval and other closing conditions.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2006” refer to the fiscal year ending January 28, 2006 and all references to “fiscal year 2005” refer to the period ended January 29, 2005.

     As of the end of its first quarter of fiscal year 2006, the Company operated 228 retail department stores in 14 states primarily in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.

     Belk’s mission is to be the leading department store in its markets by selling merchandise to customers that meets their needs for fashion, selection, value, quality and service. To achieve this mission, Belk’s business strategy includes six key elements: (1) a target customer focus; (2) focused merchandise assortments; (3) compelling sales promotions; (4) distinctive customer service; and (5) a winning store and market strategy; and (6) an emphasis on productivity and efficiency.

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

     Management believes that significant opportunities for growth exist in Belk markets where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. Although the Company will continue to take advantage of prudent opportunities to expand into large markets, the Company will focus its expansion in medium-sized markets with store units in the 50,000 to 80,000 square-foot size range. One of the more significant challenges currently facing the Company’s management is to continue to identify new Belk markets and to effectively increase the Company’s net store selling square footage. In fiscal year 2005, the Company increased net store selling square footage by 590,400 square feet, or 4%, and plans to expand by an additional 803,300 selling square feet, or 5.3%, in fiscal year 2006 by opening additional stores. In addition on April 29, 2005, Belk entered into an agreement with Saks Incorporated to purchase 22 Proffitt’s and 25 McRae’s stores, subject to regulatory approval and other closing conditions. The transaction is scheduled to be completed in the second quarter of fiscal year 2006.

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

	Three Months Ended
	April 30,	May 1,
	2005	2004
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%
Cost of goods sold	66.3	66.0
Selling, general and administrative expenses	25.8	25.5
Store closing costs	(0.1)	0.1
Operating income	8.0	8.4
Interest expense, net	1.4	1.7
Income taxes	2.4	2.5
Net income	4.3	4.3
Comparable store net revenue increase	0.4	5.6

Comparison of the Three Months Ended April 30, 2005 and May 1, 2004

     Revenues. The Company’s revenues for the three months ended April 30, 2005 increased 3.27%, or $18.0 million, to $568.1 million from $550.1 million over the same period in fiscal year 2005. The increase is attributable to a 0.4% increase in revenues from comparable stores and $21.3 million of additional sales from new stores.

     Cost of goods sold. As a percentage of revenues, cost of goods sold increased to 66.3% for the three months ended April 30, 2005, compared to 66.0% for the same period in fiscal year 2005. The increase is primarily attributable to a 0.16% increase in buying expenses as a percentage of revenues over the same time period in fiscal year 2005 due to payroll and recruiting costs associated with additional merchandising associates and a 0.11% increase in occupancy expenses as a percentage of revenues over the same time period in fiscal year 2005 due to occupancy expenses in new stores.

     Selling, general and administrative expenses. As a percentage of revenues, selling, general and administrative expenses increased to 25.8% for the three months ended April 30, 2005 compared to 25.5% for the same period in fiscal year 2005. The increase resulted primarily from an increase in depreciation expense as a percentage of revenues of 0.42%, primarily due to depreciation expense in new stores, and a decrease in credit income as a percentage of revenues of 0.22%. The increases were partially offset by a decrease in bad debt expense as a percentage of revenues of 0.15% and a $1.9 million charge recognized in the first quarter of fiscal year 2005 for the curtailment and settlement of the Company’s defined benefit supplemental executive retirement plan.

     Store closing costs. The Company reduced store closing cost reserves by $0.3 million in the first quarter of fiscal year 2006 for a store located in Greenville, North Carolina. The Company incurred $0.4 million in store closing costs in the first quarter of fiscal year 2005 related to the post-closing real estate holding costs for three stores located in Lenoir, North Carolina and Beaufort and Myrtle Beach, South Carolina.

     Interest Expense, net. As a percentage of revenues, interest expense, net decreased to 1.4% for the three months ended April 30, 2005 compared to 1.7% for the same period in fiscal year 2005. The decrease is primarily attributable to increased interest income generated from the Company’s short term investments and lower effective interest rates due to the termination of two interest rate swaps with a $50 million notional value in the first quarter of fiscal year 2005.

     Net income. Net income increased 0.9%, or $0.2 million to $24.3 million from $24.1 million over the same period in fiscal year 2005. The increase was attributable to the factors discussed above.

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

     The debt facilities place certain restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock and guarantees, and require maintenance of minimum financial ratios. As of April 30, 2005, the Company was in compliance with all covenants and does not anticipate that compliance with the covenants will impact the Company’s liquidity in fiscal year 2006. The $250.0 million variable rate note expires in March 2008, is collateralized by the Company’s customer accounts receivable and limits borrowings under the facility to approximately 85% of the Company’s eligible customer accounts receivable. The ten-year variable rate bond facility matures in July 2008.

     During fiscal year 2005, the Company replaced its combined $200.0 million revolving line of credit and $127.0 million standby letter of credit facility with a $330.0 million credit facility that expires in October 2009. Up until October 2007, under certain circumstances the facility may be increased to $380.0 million at the Company’s request. The credit facility allows for up to $225.0 million of outstanding letters of credit. The current interest rate payable under the credit facility is based on LIBOR plus approximately 63 basis points or prime. The credit facility contains restrictive covenants consistent with the Company’s existing debt agreements and financial covenants including leverage and fixed charge coverage ratios. The Company has $136.1 million of standby letters of credit and no borrowings under the revolving credit agreements at April 30, 2005.

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

     On April 29, 2005, the Company announced that it entered into an agreement with Saks Incorporated to purchase 22 Proffitt’s stores and 25 McRae’s stores, subject to regulatory approval and other closing conditions. The transaction is scheduled to be completed in the second quarter of fiscal year 2006. The Company plans to finance the $622 million purchase price initially utilizing cash on hand and a Bridge Credit Facility (“the Bridge Loan”) for up to $400 million that will become effective upon closing. The expected interest rate payable under the Bridge Loan, once funded, is based on LIBOR plus approximately 75 basis points or prime. The Bridge Loan is a 364 day facility and contains restrictive and financial covenants consistent with the Company’s existing debt agreements .

     Net cash provided by operating activities was $1.3 million for the three months ended April 30, 2005 compared to $18.3 million for the three months ended May 1, 2004. The decrease in cash provided by operating activities for the first three months of fiscal year 2006 was principally due to increased inventory levels.

     Expenditures for property and equipment increased $20.4 million to $51.1 million for the three months ended April 30, 2005 from $30.7 million for the same time period in fiscal year 2005. The increase was principally due to the opening of three new stores in Conyers, Georgia, Land O Lakes, Florida and Spanish Fort, Alabama, during the three months ended April 30, 2005 and capital expenditures for stores that are scheduled to open in fall of fiscal year 2006. The three new stores are in new markets for the Company. There were no expansions or major remodels of existing stores during the first three months of fiscal year 2006.

     Net cash used by financing activities decreased $8.7 million to $17.7 million for the three months ended April 30, 2005 from $26.4 million for the three months ended May 1, 2004. This decrease was due to a special one-time dividend of $10.4 million paid in the first quarter of fiscal year 2005, partially offset by an increase in the regular dividend paid over the prior fiscal year.

     Management of the Company believes that cash flows from operations and the existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements for at least the next twelve months.

Contractual Obligations and Commercial Commitments

     A table representing the scheduled maturities of the Company’s contractual obligations and commercial commitments as of January 29, 2005 was included under the heading “Contractual Obligations and Commercial Commitments” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Except for the purchase agreement with Saks Incorporated there have been no material changes from the information included in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three months ended April 30, 2005 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

Item 4. Controls and Procedures

     Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its consolidated financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          Not applicable

Item 3. Defaults Upon Senior Securities

          Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5. Other Information

          Not applicable

Item 6. Exhibits

(a) Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No.333-42935)).

3.2	Form of Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

4.1	Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).

4.2	Articles I and IV of the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

10.1	Amended and Restated Guaranty and Security Agreement, dated as of March 31, 2005 between Belk, Inc., certain Belk, Inc. subsidiaries and Bank of America N.A., as Agent and as a Bank Investor and as Depository.

10.2	Asset Purchase Agreement between Belk, Inc. and Saks Incorporated dated April 29, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 4, 2005)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELK, INC.
Dated: June 9, 2005	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley
Brian T. Marley
Executive Vice President and Chief Financial Officer