Form 10-Q
period 2005-07-30
BELK INC
filed 2005-09-08
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 30, 2005

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).
Yes ☐ No ☑
At September 1, 2005, the registrant had issued and outstanding 50,083,198 shares of class A common stock and 1,754,430 shares of class B common stock.

BELK, INC.

This Report Contains Forward-Looking Statements
     Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as “may,” “will,” “intend,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or other similar words. Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the internet, our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute our growth strategies and achieve anticipated results in our new and expanded stores, our ability to successfully integrate the 47 Proffitt’s and McRae’s department stores acquired from Saks Incorporated, our ability to respond to the economic impacts of Hurricane Katrina (including our ability to collect expected insurance proceeds and respond to short and long term losses of sales and business interruptions), the expected benefit of our new systems and technology, the expected increase in our sales and revenues generated through our proprietary charge card program and anticipated benefits from the consolidation of our merchandising, marketing and merchandise planning and allocation functions. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. We believe that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements.
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

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Revenues	$602,718	$536,375	$1,170,848	$1,086,490
Cost of goods sold (including occupancy and buying expenses)	407,024	359,977	783,435	723,200
Selling, general and administrative expenses	156,828	144,200	303,439	283,862
Asset impairment and store closing costs	2,009	—	1,681	373

Operating income	36,857	32,198	82,293	79,055
Interest expense, net	(9,723)	(8,672)	(17,519)	(17,740)
Gain (loss) on property, equipment and investments	(130)	(111)	74	(271)
Other income, net	83	69	164	365

Income before income taxes	27,087	23,484	65,012	61,409
Income taxes	9,910	8,550	23,500	22,360

Net Income	$17,177	$14,934	$41,512	$39,049

Basic and diluted net income per share	$0.33	$0.29	$0.80	$0.75

Weighted average shares outstanding	51,657,455	51,705,513	51,613,187	51,829,689

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	July 30,	January 29,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$82,630	$232,264
Accounts receivable, net	282,932	319,706
Merchandise inventory	698,513	527,860
Prepaid expenses and other current assets	21,708	17,302

Total current assets	1,085,783	1,097,132
Investment securities	6,890	6,914
Property and equipment, net	1,067,636	734,866
Pension assets	13,611	4,213
Goodwill	255,314	—
Other assets	29,538	23,781

Total assets	$2,458,772	$1,866,906

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$254,799	$177,793
Accrued liabilities	142,561	85,767
Accrued income taxes	634	35,289
Deferred income taxes	2,450	2,695
Current installments of long-term debt and capital lease obligations	8,559	8,199

Total current liabilities	409,003	309,743
Deferred income taxes	21,436	21,537
Long-term debt and capital lease obligations, excluding current installments	750,884	293,220
Interest rate swap liability	14,239	21,305
Deferred compensation and other noncurrent liabilities	160,373	154,485

Total liabilities	1,355,935	800,290

Stockholders’ equity:
Preferred stock	—	—
Common stock, 51.7 and 51.5 million shares issued and outstanding as of July 30, 2005 and January 29, 2005, respectively	517	515
Paid-in capital	536,414	533,923
Retained earnings	642,336	617,097
Accumulated other comprehensive loss	(76,430)	(84,919)

Total stockholders’ equity	1,102,837	1,066,616

Total liabilities and stockholders’ equity	$2,458,772	$1,866,906

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance at January 29, 2005	$515	$533,923	$617,097	$(84,919)	$1,066,616
Comprehensive income:
Net income	—	—	41,512	—	41,512
Unrealized loss on investments, net of $9 income tax benefit	—	—	—	(15)	(15)
Unrealized gain on interest rate swaps, net of $2,731 income tax expense	—	—	—	4,648	4,648
Amortization of pension asset adjustment, net of $2,264 income tax expense	—	—	—	3,856	3,856

Total comprehensive income					50,001
Cash dividends	—	—	(16,273)	—	(16,273)
Common stock issued	2	1,938	—	—	1,940
Stock compensation granted, net	—	553	—	—	553

Balance at July 30, 2005	$517	$536,414	$642,336	$(76,430)	$1,102,837

See accompanying notes to consolidated financial statements .

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six Months Ended
	July 30,	July 31,
	2005	2004
Cash flows from operating activities:
Net income	$41,512	$39,049
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and store closing costs	1,681	373
Deferred income taxes	9,952	14,700
Depreciation and amortization	50,311	46,203
(Gain) loss on sale of property, equipment & investments	(74)	271
(Increase) decrease in:
Accounts receivable, net	36,779	37,742
Merchandise inventory	(28,596)	(29,304)
Prepaid expenses and other assets	(18,777)	(13,431)
Increase (decrease) in:
Accounts payable and accrued liabilities	75,415	38,554
Accrued income taxes	(34,655)	(36,499)
Deferred compensation and other liabilities	5,333	(2,195)

Net cash provided by operating activities	138,881	95,463

Cash flows from investing activities:
Purchases of investments	—	(167)
Acquisition of Proffitt’s/McRae’s, net of cash acquired	(622,776)	—
Proceeds from sales of investments	—	80
Purchases of property and equipment	(108,864)	(74,544)

Net cash used by investing activities	(731,640)	(74,631)

Cash flows from financing activities:
Principal issuance (payments) on notes payable and capital lease obligations	682,735	(4,074)
Stock compensation tax benefit	550	83
Net proceeds from (payments on) lines of credit	(223,888)	340
Dividends paid	(16,272)	(24,699)
Repurchase of common stock	—	(7,172)

Net cash provided (used) by financing activities	443,125	(35,522)

Net decrease in cash and cash equivalents	(149,634)	(14,690)
Cash and cash equivalents at beginning of period	232,264	166,071

Cash and cash equivalents at end of period	$82,630	$151,381

Supplemental schedule of noncash investing and financing activities:
Increase in property and equipment through assumption of capital leases	$2,111	$1,019

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
     Certain prior period amounts have been reclassified to conform with current year presentation.
(2) Comprehensive Income (Loss)
     The following table sets forth the computation of comprehensive income:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
	(dollars in thousands)
Net income	$17,177	$14,934	$41,512	$39,049
Other comprehensive income (loss):
Net change in fair value of interest rate swaps, net of $1,164 and $2,641 income tax expense for the three months and six months ended July 30, 2005, respectively and $496 and $3,146 income tax expense for the three and six months ended July 31, 2004, respectively	1,983	844	4,496	5,356

Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $45 and $90 income tax benefit for the three and six months ended July 30, 2005 and July 31, 2004, respectively.	76	76	152	152

Unrealized gain (loss) on investments, net of $44 income tax expense and $9 income tax benefit for the three and six months ended July 30, 2005, respectively and $55 income tax expense and $12 income tax benefit for the three and six months ended July 31, 2004, respectively	75	94	(15)	(20)

Amortization of pension asset adjustment, net of $1,132 and $2,264 income tax expense for the three and six months ended July 30, 2005, respectively and $1,339 and $2,678 income tax expense for the three and six months ended July 31, 2004, respectively.	1,928	2,280	3,856	4,559

Other comprehensive income	4,062	3,294	8,489	10,047

Total comprehensive income	$21,239	$18,228	$50,001	$49,096

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) Accumulated Other Comprehensive Loss
     The following table sets forth the components of accumulated other comprehensive loss:

	July 30,	January 29,
	2005	2005
	(dollars in thousands)
Unrealized loss on interest rate swaps, net of $3,539 and $6,269 income tax benefit as of July 30, 2005 and January 29, 2005, respectively	$(6,025)	$(10,674)
Unrealized gains on investments, net of $1,116 and $1,139 income tax expense as of July 30, 2005 and January 29, 2005, respectively	1,924	1,939
Pension asset adjustment, net of $42,479 and $44,743 income tax benefit as of July 30, 2005 and January 29, 2005, respectively	(72,329)	(76,184)

Accumulated other comprehensive loss	$(76,430)	$(84,919)

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
     Accounts receivable, net consists of:

	July 30,	January 29,
	2005	2005
	(dollars in thousands)
Customer receivables	$275,636	$313,361
Other receivables	13,893	16,331
Less allowance for doubtful accounts	(6,597)	(9,986)

Accounts receivable, net	$282,932	$319,706

(5) Implementation of New Accounting Standards
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
(6) Pension and Postretirement Benefits
     The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee’s compensation. The Company also has a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain retired full-time employees.

	Three Months Ended
	Pension Plan		Postretirement Plan
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
	(dollars in thousands)
Service cost	$1,269	$2,763	$39	$53
Interest cost	5,356	5,319	376	384
Expected return on plan assets	(6,299)	(6,558)	—	—
Amortization of transition obligation	—	—	65	65
Amortization of prior service cost	340	69	—	—
Amortization of the net (gain) loss	2,735	2,095	(106)	(124)

Net periodic benefit expense	$3,401	$3,688	$374	$378

	Six Months Ended
	Pension Plan		Postretirement Plan
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
	(dollars in thousands)
Service cost	$2,538	$5,526	$78	$107
Interest cost	10,712	10,637	752	768
Expected return on plan assets	(12,598)	(13,117)	—	—
Amortization of transition obligation	—	—	130	131
Amortization of prior service cost	680	138	—	—
Amortization of the net (gain) loss	5,470	4,191	(212)	(249)

Net periodic benefit expense	$6,802	$7,375	$748	$757

     The components of net periodic benefit expense are as follows:
     The Company previously disclosed in its financial statements for the fiscal year ended January 29, 2005, that the company contributed $6.0 million to its pension plan in fiscal year 2006. As of July 30, 2005, there have been no additional contributions to the pension plan, and the Company does not anticipate any contributions for the remainder of the current fiscal year.
(7) Acquisitions
Proffitt’s and McRae’s Acquisition
     Effective on July 3, 2005, the Company completed the acquisition of 22 Proffitt’s stores and 25 McRae’s stores from Saks, Inc. at a purchase price of $622.0 million, subject to adjustment based on the final working capital of the acquired business. Proffitt’s and McRae’s are regional department stores located in 11 of the 14 Southeastern states where the Company’s stores operate. The acquisition was initially financed with proceeds from cash on hand, borrowings from its existing note payable, a new bank credit facility and a new bridge credit facility (“the Bridge Loan”). The Company subsequently repaid the

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bridge Loan with proceeds from the issuance of senior notes. The Company’s existing debt facilities are described further in footnote 8.
     The transaction was accounted for using the purchase method of accounting as required by FASB Statement No. 141, “Business Combinations.” The results of Proffitt’s and McRae’s have been included in the consolidated financial statements from the date of acquisition.
     The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available. Following is a summary of the estimated fair values of the assets acquired and liabilities assumed, which includes transaction costs, as of the date of the acquisition:

Dollars in thousands

Inventory	$142,056
Other current assets	2,806
Property, plant and equipment	281,524
Goodwill	255,314
Intangible assets	750
Other assets	13,267

Total assets acquired	695,717

Current liabilities	60,325
Long-term liabilities	11,276

Total liabilities assumed	71,601

Net Assets Acquired	$624,116

     In connection with the acquisition, the Company intends to close the Proffitt’s and McRae’s division headquarters in Alcoa, Tennessee and certain store locations. The Company has established reserves totaling $10.8 million, including $8.6 million in severance costs for employees to be terminated, $1.2 million in relocation costs for employees eligible for transfers and $1.0 million for post-closing real estate holding costs.
     The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods:

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
		(dollars in thousands)
Net sales	$703,420	$672,731	$1,434,105	$1,375,020
Net income	10,026	11,427	29,925	33,396
Earnings per share, basic and diluted	0.19	0.22	0.58	0.64
     These pro forma results have been prepared for comparative purposes only and include increased interest expense on acquisition debt and additional amortization expense as a result of fair market valuation adjustments for acquired assets. The pro forma results include the allocation of certain overhead expenses of Saks, Inc., and do not include any cost savings that may result from the acquisition or any additional costs that will be incurred to integrate the Proffitt’s and McRae’s stores. Therefore, they are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) Borrowings
     Long-term debt and capital lease obligations consist of the following:

	July 30, 2005	January 29, 2005
	(Dollars in thousands)
Bond facility	$125,000	$125,000
Note payable	185,303	125,025
Credit Facility Term Loan	200,000	—
Senior Notes	200,000	—
Sale/leaseback financing	16,309	18,846
Capital lease agreements through August 2020	32,698	32,415
Unsecured notes payable	133	133

	759,443	301,419

Less current installments	(8,559)	(8,199)

Long-term debt and capital lease obligations, excluding current installments	$750,884	$293,220

     As of July 30, 2005, the annual maturities of long-term debt and capital lease obligations over the next five years are $8.6 million, $9.1 million, $318.5 million, $3.3 million, and $202.3 million, respectively.
     The bond facility matures in July 2008 and bears interest at a variable rate based on the market for the bonds that historically approximates one-month LIBOR plus 77.5 basis points. The note payable expires in March 2008, bears interest at a rate that approximates one month LIBOR plus 50 basis points, is collateralized by the Company’s customer accounts receivable and limits borrowings to the lesser of $250.0 million or approximately 85% of the Company’s customer accounts receivable. At July 30, 2005, one month LIBOR was 3.52%.
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
     The Company’s loan agreements place restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock, and guarantees. They also contain leverage ratio and fixed charge coverage ratio requirements. The bond facility requires the Company to maintain a $127.0 million supporting letter of credit. The Company is in compliance with all debt covenants.
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
     In July 2005, the Company replaced its combined $330.0 million credit facility with a $580.0 million credit facility that expires in July 2010. Up until July 2008, under certain circumstances the credit facility may be increased to $680.0 million at the Company’s request. The credit facility allows for up to $225.0 million of outstanding letters of credit. The current interest rate payable under the credit facility is based on LIBOR plus 75 basis points or prime. The credit facility contains restrictive covenants and financial covenants including leverage and fixed charge coverage ratios. The Company has $137.1 million of standby letters of credit and a $200.0 million term loan outstanding under the credit facility at July 30, 2005.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     During fiscal year 2006, the Company also issued $200.0 million in senior notes that expire between July 2012 and July 2015. Of the outstanding balance, $120.0 million of the senior notes bear interest at a fixed rate between 5.05% and 5.31%, and the remaining $80.0 million have variable interest based on three-month LIBOR plus 80 basis points. The senior notes have restrictive covenants that are similar to the Company’s credit facility.
(9) Hurricane Katrina
     The Company operates 20 stores in the areas that were affected by Hurricane Katrina. A number of these stores sustained flood or wind damage; however, only the Biloxi, Mississippi store remained closed as of September 6, 2005. The Biloxi store has sustained significant physical damage and will be impacted for a longer period of time. The Company maintains insurance coverage for windstorm, property, flood damage and business interruption, and expects to receive insurance proceeds to cover losses due to the hurricane. However, it is difficult to predict the extent of the damages or the amount or timing of any insurance recoveries at this time.

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
     The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2006” refer to the fiscal year ending January 28, 2006 and all references to “fiscal year 2005” refer to the fiscal year ended January 29, 2005.
     As of the end of its second quarter of fiscal year 2006, the Company operated 276 retail department stores in 14 states primarily in the southeastern United States under the names Belk, Proffitt’s and McRae’s. The Company’s stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. The Company’s stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger stores may include hair salons, spas, restaurants, optical centers and other amenities.
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
     Management believes that significant opportunities for growth exist in Belk markets where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. Although the Company will continue to take advantage of prudent opportunities to expand into large markets, the Company will focus its expansion in medium-sized markets with store units in the 50,000 to 80,000 square-foot size range. One of the more significant challenges currently facing the Company’s management is to continue to identify new Belk markets and to effectively increase the Company’s net store selling square footage. In fiscal year 2005, the Company increased net store selling square footage by 590,400 square feet, or 4%, and plans to expand by an additional 803,300 selling square feet, or 5.3%, in fiscal year 2006 by opening additional stores. In addition, in July 2005, Belk acquired 22 Proffitt’s and 25 McRae’s stores from Saks Incorporated.
     The Company focuses on four key indicators to assess performance and growth. These key indicators are: (1) comparable store sales, (2) gross profit rate, (3) expense rate, and (4) net square footage growth.
Proffitt’s and McRae’s Acquisition
     Effective on July 3, 2005, the Company completed the acquisition of 22 Proffitt’s stores and 25 McRae’s stores from Saks Incorporated pursuant to an Asset Purchase Agreement dated April 29, 2005 at a purchase price of $622.0 million, subject to adjustment based on the final working capital of the acquired business. The results of the Proffitt’s and McRae’s stores have been included in the consolidated financial statements from the date of acquisition. Proffitt’s and McRae’s are regional department stores located in 11 of the 14 Southeastern states where the Company stores operate. This acquisition was initially financed with proceeds from cash on hand, borrowings from its existing note payable, a new bank credit facility and a new bridge credit facility (“the Bridge Loan”). The Company subsequently repaid the Bridge Loan with proceeds from the issuance of senior notes.
Hurricane Katrina
     The Company operates 20 stores in the areas that were affected by Hurricane Katrina. A number of these stores sustained flood or wind damage; however, only the Biloxi, Mississippi store remained closed as of September 6, 2005. The Biloxi store has sustained significant physical damage and will be impacted for a longer period of time. The Company maintains insurance coverage for windstorm, property, flood damage and business interruption, and expects to receive insurance proceeds to cover losses due to the hurricane. However, it is difficult to predict the extent of the damages or the amount or timing of any insurance recoveries at this time.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s condensed consolidated statements of income, as well as a period comparison of changes in comparable store net revenue.

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.5	67.1	66.9	66.6
Selling, general and administrative expenses	26.0	26.9	25.9	26.1
Operating income	6.1	6.0	7.0	7.3
Interest expense, net	1.6	1.6	1.5	1.6
Income taxes	1.6	1.6	2.0	2.1
Net income	2.8	2.8	3.5	3.6
Comparable store net revenue increase	2.4	4.9	1.4	5.3
Comparison of the Three and Six Months Ended July 30, 2005 and July 31, 2004
     Revenues. The Company’s revenues for the three months ended July 30, 2005 increased 12.4%, or $66.3 million, to $602.7 million from $536.4 million over the same period in fiscal year 2005. The increase is primarily attributable to sales from the newly acquired Proffitt’s and McRae’s stores of $40.2 million, sales from new stores of $21.4 million and a 2.4% increase in revenue from comparable stores.
     The Company’s revenues for the six months ended July 30, 2005 increased 7.8%, or $84.3 million, to $1,170.8 million from $1,086.5 million over the same period in fiscal year 2005. The increase is primarily attributable to sales from newly acquired Proffitt’s and McRae’s stores of $40.2 million, sales from new stores of $42.7 million and a 1.4% increase in sales from comparable stores.
     Cost of goods sold. As a percentage of revenues, cost of goods sold increased to 67.5% and 66.9% for the three months and six months ended July 30, 2005, respectively, compared to 67.1% and 66.6% for the same periods in fiscal year 2005. The increase is primarily attributable to increased markdowns to generate sales and a 0.13% increase in occupancy expenses as a percentage of revenue for both the three and six months ended July 30, 2005 over similar periods in fiscal year 2005 due to expenses associated with new stores.
     Selling, general and administrative expenses. As a percent of revenues, selling, general and administrative (“SG&A”) expenses decreased to 26.0% for the three months ended July 30, 2005 compared to 26.9% for the same period in fiscal year 2005. The decrease is primarily due to a decrease in payroll expense as a percentage of revenues of 0.27% and a decrease in bad debt expense as a percentage of revenues of 0.39%. These decreases were partially offset by $2.1 million in one-time SG&A expenses related to the acquisition of Proffitt’s and McRae’s stores.
     As a percentage of revenues, SG&A expenses decreased to 25.9% for the six months ended July 30, 2005 compared to 26.1% for the same period in fiscal year 2005. The decrease resulted primarily from a decrease in bad debt expense as a percentage of revenues of 0.27% and a $1.9 million charge recognized in the first quarter of fiscal year 2005 for the curtailment and settlement of the Company’s defined benefit supplemental executive retirement plan. These decreases were partially offset by increases in depreciation expense as a percentage of revenues of 0.11%, primarily due to depreciation expense in new stores, and $2.1 million in one-time expenses related to the acquisition of Proffitt’s and McRae’s stores.
     Asset Impairment and Store closing costs. The Company incurred $2.0 million and $1.7 million in store closing costs and asset impairment costs for the three and six months ended July 30, 2005, respectively. During the quarter ended July 30, 2005, the Company recorded a $1.7 million asset impairment charge for assets related to a software development project that was abandoned and recognized $0.3 million in store closing costs, primarily for post-closing real estate holding costs at closed locations. During the quarter ended April 30, 2005, the Company reduced store closing reserves by $0.3 million due to a decrease in estimated store closing costs.
     Net income. As a percentage of revenues, net income remained flat at 2.8% for the three months ended July 30, 2005 and July 31, 2004, respectively. Net income decreased from 3.6% to 3.5% for the six months ended July 30, 2005 and July 31, 2004, respectively. The decrease was primarily due to the changes discussed above.
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
Liquidity and Capital Resources
     The Company’s primary sources of liquidity are cash on hand, cash flow from operations and borrowings under debt facilities. The Company’s debt facilities consist of a $250.0 million variable rate note that expires in March 2008, a $125.0 million ten-year variable rate bond facility that matures in July 2008, a $100.0 million fixed rate senior note that matures in July 2015, a $20.0 million fixed rate senior note that matures in July 2012, an $80.0 million floating rate senior note that matures in July 2012 and a $580.0 million credit facility that matures in July 2010. The $580.0 credit facility is composed of a $200.0 million term loan and a $380.0 million revolving line of credit. The $200.0 million aggregate principle of senior notes were entered into by the Company during the second quarter of fiscal year 2006.
     The debt facilities place certain restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock and guarantees, and require maintenance of minimum financial ratios. As of July 30, 2005, the Company was in compliance with all covenants and does not anticipate that complying with the covenants will impact the Company’s liquidity in fiscal year 2006. The $250.0 million variable rate note is collateralized by the Company’s customer accounts receivable and limits borrowings under the facility to approximately 85% of the Company’s eligible customer accounts receivable.
     During fiscal year 2006, the Company amended its $330.0 million credit facility into a $580.0 million credit facility. Up until July 2008, under certain circumstances the credit facility may be increased to $680.0 million at the Company’s request. The credit facility allows for up to $225.0 million of outstanding letters of credit. The credit facility charges interest based off of certain Company financial ratios and currently stands at LIBOR plus 75 basis points or prime. The credit facility contains restrictive covenants and financial covenants including leverage and fixed charge coverage ratios. The Company had $137.1 million of standby letters of credit and $200.0 million in borrowings outstanding under the credit facility at

July 30, 2005. The Company also had net borrowings on the variable rate note of $60.3 million during the second quarter of fiscal year 2006.
     Because interest rates on certain debt agreements vary with LIBOR or commercial paper rates, the Company has entered into interest rate swap agreements with a financial institution to manage the exposure to changes in interest rates. The notional amount of the interest rate swaps is $250.0 million for fiscal years 2004 through 2009, $125.0 million for fiscal years 2010 through 2012, and $50.0 million for fiscal year 2013.
     Net cash provided by operating activities was $138.9 million for the six months ended July 30, 2005 compared to $95.5 million for the six months ended July 31, 2004. The increase in cash provided by operating activities for the first six months of fiscal year 2006 was principally due to increased accounts payable levels associated with the purchase of inventory.
     Expenditures for property and equipment increased $34.4 million to $108.9 million for the first six months ended July 30, 2005 from $74.5 million for the same time period in fiscal year 2005. The increase was principally due to the construction of new stores.
     Net cash provided by financing activities increased to $443.1 million for the six months ended July 31, 2005 compared to a net use for financing activities in the same period of fiscal year 2005 of $35.5 million. This increase is primarily related to debt incurred to finance the purchase of the Proffitt’s and McRae’s stores in July 2005. The Company issued $200.0 million in senior notes during the second quarter of fiscal year 2006, and borrowed $200.0 million on the term loan portion of the Company’s $580.0 credit facility.
     Management of the Company believes that cash flows from operations and the existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements for at least the next twelve months.
Contractual Obligations and Commercial Commitments
     A table representing the scheduled maturities of the Company’s contractual obligations and commercial commitments as of January 31, 2004 was included under the heading “Contractual Obligations and Commercial Commitments” on page 17 of the Company’s fiscal year 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2004. To facilitate an understanding of the significant changes in the Company’s commercial commitments, which occur in the normal course of business, the following data has been updated as of July 30, 2005.

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	1- 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Long-Term Debt	$759,443	$8,559	$327,546	$206,075	$217,263

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from changes in interest rates on its variable rate debt. The Company uses interest rate swaps to manage the interest rate risk associated with its borrowings and to manage the Company’s allocation of fixed and variable rate debt. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged derivative instruments. The Company’s net exposure to interest rate risk is based on the difference between the outstanding variable rate debt and the notional amount of its interest rate swaps. At July 30, 2005, the Company had $590.3 million of variable rate debt and $250.0 million of offsetting, receive variable rate, pay fixed rate swaps. The impact on the Company’s annual interest expense of a one-percent change in interest rates would be approximately $3.4 million.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable.
Item 3. Defaults Upon Senior Securities
          Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of stockholders was held on May 25, 2005. Three matters were submitted to a vote of the stockholders, including the election of directors. At the meeting, in person or by proxy, there were stockholders holding an aggregate of 49,848,946 shares of common stock. There were no broker non-votes with respect to any proposal.
     Election of Directors
     Thomas M. Belk, Jr., J. Kirk Glenn, Jr. and John L. Townsend, III were elected as directors for terms expiring in 2008. The voting results were as follows:

Term Expiring 2008	Votes For	Votes Withheld
Thomas M. Belk	487,408,236	366,796
J. Kirk Glenn	487,403,056	371,976
John L. Townsend, III	487,403,056	371,976
H.W. McKay Belk, B. Frank Matthews, II and Thomas C. Nelson continue to serve as directors for terms expiring in 2006. John R. Belk, John A. Kuhne and Elizabeth Valk Long continue to serve as directors for terms expiring in 2007.
     Compensation Plan Proposals
     The stockholders also approved the material terms of the performance goals under two of the Company’s compensation plans. A total of 483,476,396 votes were cast in favor of the material terms of the performance goals under the Annual Incentive Plan, with 177,746 votes cast against and 4,120,890 votes withheld. A total of 482,762,506 votes were cast in favor of the material terms of the performance goals under the Executive Long Term Incentive Plan, with 183,746 votes cast against and 4,828,780 votes withheld.
Item 5. Other Information
          Not applicable.
Item 6. Exhibits
(a) Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No.333-42935)).

3.2	Form of Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

4.1	Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).

4.2	Articles I and IV of the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

10.1	Bridge Credit Agreement, dated as of July 5, 2005, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as borrowers, and Bank of America, N.A., Wachovia Bank, National Association and the other lenders referred to therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2005).

10.2	Amended and Restated Credit Agreement, dated as of July 5, 2005, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as borrowers, and Wachovia Bank, National Association, Bank of America, N.A. and the other lenders referred to therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2005).

10.3	Note Purchase Agreement, dated as of July 12, 2005, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as obligors, and the purchasers referred to therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELK, INC.

Dated: September 8, 2005	By:	/s/ Ralph A. Pitts

Ralph A. Pitts
Executive Vice President, General Counsel and
Corporate Secretary
(Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley

Brian T. Marley
Executive Vice President and
Chief Financial Officer