Form 10-Q
period 2005-10-29
BELK INC
filed 2005-12-08
CIK 1051771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 29, 2005

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At December 1, 2005, the registrant had issued and outstanding 50,057,765 shares of class A common stock and 1,779,863 shares of class B common stock.

BELK, INC.
Index to Form 10-Q

This Report Contains Forward-Looking Statements
     Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as “may,” “will,” “intend,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or other similar words. Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the internet, our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute our growth strategies and achieve anticipated results in our new and expanded stores, our ability to successfully integrate the 47 Proffitt’s and McRae’s department stores acquired from Saks Incorporated, our ability to respond to the economic impacts of Hurricane Katrina (including our ability to collect expected insurance proceeds and respond to short and long term losses of sales and business interruptions), the expected benefit of our new systems and technology, the expected increase in our sales and revenues generated through our proprietary charge card program, the successful consummation of the sale of our private label credit card accounts and the related accounts receivable and anticipated benefits from the consolidation of our merchandising, marketing and merchandise planning and allocation functions. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. We believe that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements.
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

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(dollars in thousands , except per share amounts)

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Revenues	$701,298	$540,266	$1,872,145	$1,626,756
Cost of goods sold (including occupancy and buying expenses)	490,583	364,428	1,274,019	1,087,628
Selling, general and administrative expenses	203,109	149,493	506,548	433,355
Asset impairment and store closing costs	—	—	1,681	373
Hurricane losses	905	—	905	—

Operating income	6,701	26,345	88,992	105,400
Interest expense, net	(14,164)	(7,879)	(31,684)	(25,619)
Gain (loss) on property, equipment and investments	(4)	(41)	70	(312)
Other income, net	56	73	221	438

Income (loss ) before income taxes	(7,411)	18,498	57,599	79,907
Income tax expense (benefit)	(2,900)	6,740	20,600	29,100

Net income (loss)	$(4,511)	$11,758	$36,999	$50,807

Basic and diluted net income (loss) per share	$(0.09)	$0.23	$0.72	$0.98

Weighted average shares outstanding	51,831,691	51,569,971	51,685,657	51,743,116

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	October 29,	January 29,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$42,008	$232,264
Accounts receivable, net	293,899	319,706
Merchandise inventory	934,123	527,860
Prepaid expenses and other current assets	18,133	17,302

Total current assets	1,288,163	1,097,132
Investment securities	7,051	6,914
Property and equipment, net	1,085,183	734,866
Goodwill	254,107	—
Pension assets	13,270	4,211
Other assets	34,441	23,783

Total assets	$2,682,215	$1,866,906

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$414,718	$177,793
Accrued liabilities	144,415	85,768
Accrued income taxes	—	35,289
Deferred income taxes	2,971	2,695
Note payable	46,794	—
Current installments of long-term debt and capital lease obligations	8,742	8,199

Total current liabilities	617,640	309,744
Deferred income taxes	23,745	21,537
Long-term debt and capital lease obligations, excluding current installments	764,327	293,220
Interest rate swap liability	9,819	21,305
Deferred compensation and other noncurrent liabilities	163,287	154,484

Total liabilities	1,578,818	800,290

Stockholders’ equity:
Preferred stock	—	—
Common stock, 51.8 and 51.5 million shares issued and outstanding as of October 29, 2005 and January 29, 2005, respectively	518	515
Paid-in capital	536,567	533,923
Retained earnings	637,826	617,097
Accumulated other comprehensive loss	(71,514)	(84,919)

Total stockholders’ equity	1,103,397	1,066,616

Total liabilities and stockholders’ equity	$2,682,215	$1,866,906

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance at January 29, 2005	$515	$533,923	$617,097	$(84,919)	$1,066,616
Comprehensive income:
Net income	—	—	36,999	—	36,999
Unrealized gain on investments, net of $32 income tax expense	—	—	—	55	55
Unrealized gain on interest rate swaps, net of $4,444 income tax expense	—	—	—	7,566	7,566
Amortization of pension asset adjustment, net of $3,397 income tax expense	—	—	—	5,784	5,784

Total comprehensive income					50,404
Cash dividends	—	—	(16,270)	—	(16,270)
Common stock issued	3	3,499	—	—	3,502
Stock compensation granted, net	—	(855)	—	—	(855)

Balance at October 29, 2005	$518	$536,567	$637,826	$(71,514)	$1,103,397

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended
	October 29,	October 30,
	2005	2004
Cash flows from operating activities:
Net income	36,999	$50,807
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and store closing costs	1,681	373
Deferred income taxes	14,473	15,060
Depreciation and amortization	81,807	70,409
(Gain) loss on sale of property, equipment & investments	(70)	312
(Increase) decrease in:
Accounts receivable, net	25,813	31,225
Merchandise inventory	(264,206)	(218,674)
Prepaid expenses and other assets	(23,494)	(7,322)
Increase (decrease) in:
Accounts payable and accrued liabilities	239,948	130,945
Accrued income taxes	(35,289)	(36,499)
Deferred compensation and other liabilities	7,405	13,213

Net cash provided by operating activities	85,067	49,849

Cash flows from investing activities:
Purchases of investments	(50)	(167)
Acquisition of Proffitt’s/McRae’s, net of cash acquired	(622,779)	—
Proceeds from sales of investments	—	80
Proceeds from sales of property and equipment	6,218	1,508
Purchases of property and equipment	(160,389)	(95,337)

Net cash used by investing activities	(777,000)	(93,916)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	729,462	—
Principal payments on notes payable and capital lease obligations	(259,719)	(6,129)
Stock compensation tax benefit	1,411	—
Net proceeds from lines of credit	46,794	—
Dividends paid	(16,271)	(24,699)
Repurchase of common stock	—	(7,172)

Net cash provided (used) by financing activities	501,677	(38,000)

Net decrease in cash and cash equivalents	(190,256)	(82,067)
Cash and cash equivalents at beginning of period	232,264	166,071

Cash and cash equivalents at end of period	$42,008	$84,004

Supplemental schedule of noncash investing and financing activities:
Increase in property and equipment through assumption of capital leases	$2,111	$960

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
     Certain prior period amounts have been reclassified to conform with current year presentation.
(2) Comprehensive Income (Loss)
     The following table sets forth the computation of comprehensive income:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
	(dollars in thousands)
Net income (loss)	$(4,511)	$11,758	$36,999	$50,807
Other comprehensive income (loss):
Net change in fair value of interest rate swaps, net of $1,669 and $4,310 income tax expense for the three and nine months ended October 29, 2005, respectively and $2,062 income tax benefit and $1,084 income tax expense for the three and nine months ended October 30, 2004, respectively	2,842	(3,511)	7,338	1,845

Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $45 and $134 income tax benefit for the three and nine months ended October 29, 2005 and October 30, 2004, respectively	76	76	228	228

Unrealized gain on investments, net of $41 and $32 income tax expense for the three and nine months ended October 29, 2005, respectively and $168 and $156 income tax expense for the three and nine months ended October 30, 2004, respectively	70	286	55	266

Amortization of pension asset adjustment, net of $1,132 and $3,397 income tax expense for the three and nine months ended October 29, 2005, respectively and $1,143 and $3,821 income tax expense for the three and nine months ended October 30, 2004, respectively	1,928	1,947	5,784	6,506

Other comprehensive income (loss)	4,916	(1,202)	13,405	8,845

Total comprehensive income	$405	$10,556	$50,404	$59,652

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) Accumulated Other Comprehensive Loss
     The following table sets forth the components of accumulated other comprehensive loss:

	October 29,	January 29,
	2005	2005
	(dollars in thousands)
Unrealized loss on interest rate swaps, net of $1,825 and $6,269 income tax benefit as of October 29, 2005 and January 29, 2005, respectively	$(3,107)	$(10,674)
Unrealized gains on investments, net of $1,157 and $1,139 income tax expense as of October 29, 2005 and January 29, 2005, respectively	1,994	1,939

Pension asset adjustment, net of $41,347 and $44,743 income tax benefit as of October 29, 2005 and January 29, 2005, respectively	(70,401)	(76,184)

Accumulated other comprehensive loss	$(71,514)	$(84,919)

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
     Accounts receivable, net consists of:

	October 29,	January 29,
	2005	2005
	(dollars in thousands)
Customer receivables	$279,956	$313,361
Other receivables	20,363	16,331
Less allowance for doubtful accounts	(6,420)	(9,986)

Accounts receivable, net	$293,899	$319,706

(5) Implementation of New Accounting Standards
In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs incurred during a Construction Period.” Under the provisions of Staff Position FAS 13-1, the rental costs incurred under a lease agreement during the period of construction but prior to the commencement of the lessee’s operations could not be capitalized and should be recognized as rental expense in the period they are incurred. Currently, the Company capitalizes rental costs incurred during the construction period but prior to the commencement of operations. Such capitalized rent is then amortized over the life of the lease. The guidance in Staff Position FAS 13-1 is effective for the first reporting period beginning after December 15, 2005 and is anticipated to have an impact on the results of operations for the Company. However, the Company has not yet measured the impact the adoption of this statement may have on its operating results.
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
     The components of net periodic benefit expense are as follows:

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	Pension Plan		Postretirement Plan
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
	(dollars in thousands)
Service cost	$1,269	$2,234	$39	$53
Interest cost	5,356	5,319	376	384
Expected return on plan assets	(6,299)	(6,558)	—	—
Amortization of transition obligation	—	—	65	65
Amortization of prior service cost	340	69	—	—
Amortization of the net (gain) loss	2,735	2,095	(106)	(124)

Net periodic benefit expense	$3,401	$3,159	$374	$378

	Nine Months Ended
	Pension Plan		Postretirement Plan
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
	(dollars in thousands)
Service cost	$3,807	$7,760	$117	$160
Interest cost	16,068	15,956	1,128	1,152
Expected return on plan assets	(18,897)	(19,675)	—	—
Amortization of transition obligation	—	—	195	196
Amortization of prior service cost	1,020	207	—	—
Amortization of the net (gain) loss	8,205	6,286	(318)	(373)

Net periodic benefit expense	$10,203	$10,534	$1,122	$1,135

     The Company previously disclosed in its financial statements for the fiscal year ended January 29, 2005, that it contributed $6.0 million to its pension plan in fiscal year 2006. As of October 29, 2005, there have been no additional contributions to the pension plan, and the Company does not anticipate any contributions for the remainder of the current fiscal year.
     In October 2005, the Company decided to amend its defined benefit pension plan, effective January 1, 2006, to close the plan to those hired on or after January 1, 2005 and freeze accruals as of January 1, 2006 for those under age 40 or with less than 5 years of vesting service. The plan change will result in a curtailment charge of approximately $7.5 million, to be recorded during the fourth quarter of fiscal 2006.
(7) Acquisitions
Proffitt’s and McRae’s Acquisition
     Effective on July 3, 2005, the Company completed the acquisition of 22 Proffitt’s stores and 25 McRae’s stores from Saks Incorporated (“Saks”) at a purchase price of $622.8 million. Proffitt’s and McRae’s are regional department stores located in 11 of the 14 Southeastern states where the Company’s stores operate. The acquisition was initially financed with proceeds from cash on hand, borrowings from its existing note payable, a new bank credit facility and a new bridge credit facility (“the Bridge Loan”). The Company subsequently repaid the Bridge Loan with proceeds from the issuance of senior notes. The Company’s existing debt facilities are described further in footnote 8.
     The transaction was accounted for using the purchase method of accounting as required by FASB Statement No. 141, “Business Combinations.” The results of Proffitt’s and McRae’s have been included in the consolidated financial statements from the date of acquisition.
     The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available. Following is a summary of the estimated fair values of the assets acquired and liabilities assumed, which includes transaction costs:

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands

Inventory	$142,057
Other current assets	2,817
Property, plant and equipment	281,523
Goodwill	254,107
Intangible assets	750
Other assets	13,267

Total assets acquired	694,521

Current liabilities	59,127
Long-term liabilities	11,276

Total liabilities assumed	70,403

Net Assets Acquired	$624,118

     In connection with the acquisition, the Company closed the Proffitt’s and McRae’s division headquarters in Alcoa, Tennessee and certain store locations. At the date of acquisition, the Company established reserves totaling $10.8 million, including $8.6 million in severance costs for employees to be terminated, $1.2 million in relocation costs for employees eligible for transfers and $1.0 million for post-closing real estate holding costs. As of October 29, 2005, the remaining balance of those reserves was $2.7 million, including $1.3 million in severance costs, $1.0 million for post-closing real estate holding costs and $0.4 million in relocation costs.
     The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
		(dollars in thousands)
Net sales	$701,298	$690,245	$2,135,402	$2,065,265
Net income (loss)	(4,511)	5,349	23,674	38,194
Earnings (loss) per share, basic and diluted	(0.09)	0.10	0.46	0.74
     These pro forma results have been prepared for comparative purposes only and include increased interest expense on acquisition debt and additional amortization expense as a result of fair market valuation adjustments for acquired assets. The pro forma results for the three months ended October 29, 2005 are identical to the actual results reported by the Company as the results for the operations of the acquired stores is included in the consolidated operations of Belk, Inc. for the entire period. The pro forma results include the allocation of certain overhead expenses of Saks and do not include any cost savings that may result from the acquisition or any additional costs that will be incurred to integrate the Proffitt’s and McRae’s stores. Therefore, they are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) Borrowings
     Long-term debt and capital lease obligations consist of the following:

	October 29,	January 29,
	2005	2005
	(Dollars in thousands)
Bond facility	$125,000	$125,000
Note payable	200,990	125,025
Credit facility term loan	200,000	—
Senior notes	200,000	—
Sale/leaseback financing	15,005	18,846
Capital lease agreements through August 2020	31,941	32,415
Unsecured notes payable	133	133

	773,069	301,419

Less current installments	(8,742)	(8,199)

Long-term debt and capital lease obligations, excluding current installments	$764,327	$293,220

     As of October 29, 2005, the annual maturities of long-term debt and capital lease obligations over the next five years are $8.7 million, $9.1 million, $332.7 million, $3.3 million, and $202.6 million, respectively.
     The bond facility matures in July 2008 and bears interest at a variable rate based on the market for the bonds that historically approximates one-month LIBOR plus 77.5 basis points. The note payable expires in March 2008, bears interest at a rate that approximates one month LIBOR plus 50 basis points, is collateralized by the Company’s customer accounts receivable and limits borrowings to the lesser of $250.0 million or approximately 85% of the Company’s customer accounts receivable. At October 29, 2005, one month LIBOR was 4.09%.
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
     The Company has entered into interest rate swap agreements with various financial institutions to manage the exposure to changes in interest rates on its variable rate indebtedness. The amount of indebtedness covered by the interest rate swaps is $250.0 million for fiscal years 2004 through 2009, $125.0 million for fiscal years 2010 through 2012 and $50.0 million for fiscal year 2013.
     In July 2005, the Company replaced its combined $330.0 million credit facility with a $580.0 million credit facility that expires in July 2010. Up until July 2008, under certain circumstances the credit facility may be increased to $680.0 million at the Company’s request. The credit facility allows for up to $225.0 million of outstanding letters of credit. The current interest rate payable under the credit facility is based on LIBOR plus 75 basis points or prime. The credit facility contains restrictive covenants and financial covenants including leverage and fixed charge coverage ratios. The Company had $137.9 million of standby letters of credit, a $200.0 million term loan and $46.8 million in seasonal borrowings outstanding under the credit facility at October 29, 2005.
     During fiscal year 2006, the Company also issued $200.0 million in senior notes that expire between July 2012 and July 2015. Of the outstanding balance, $120.0 million of the senior notes bear interest at a

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fixed rate between 5.05% and 5.31%, and the remaining $80.0 million have variable interest based on three-month LIBOR plus 80 basis points. The senior notes have restrictive covenants that are similar to the Company’s credit facility.
(9) Hurricane Katrina
     Of the 20 stores operated by the Company in the areas that were affected by Hurricane Katrina, operations were interrupted at 13 store locations, with the most significant physical damage at the Company’s Biloxi, Mississippi location. As of November 4, 2005, all store locations had been reopened for business. The Company maintains insurance coverage for windstorm, property, flood damage and business interruption, and has received and anticipates further receipt of insurance proceeds to cover losses due to the hurricane. For the three months ended October 29, 2005, the Company recorded $0.9 million of expenses related to the impact of Hurricane Katrina, consisting of expenses incurred of $4.0 million, netted against insurance proceeds of $3.1 million. In addition, the Company recognized $3.6 million of insurance proceeds as reimbursement for damaged merchandise with a book value of $3.6 million and $5.0 million of insurance proceeds in connection with the write-off of fixed assets with a net book value of $5.0 million. Additional expenses and recoveries are expected as reconstruction and repairs continue at affected store locations and additional claims are filed with insurance carriers.
(10) VISA Settlement
     The Company was a member of the plaintiffs’ class in the Visa Check/MasterMoney Antitrust Litigation (the “VISA Settlement”), a class action lawsuit in which the class consisted of all businesses and organizations in the United States that accepted Visa and MasterCard debit and credit cards for payment at any time during the period October 25, 1992 to June 21, 2003. The class plaintiffs claimed that, through their “Honor All Cards” policies, Visa and MasterCard forced merchants to accept Visa and MasterCard signature debit card transactions at supracompetitive prices. In April 2003, Visa and MasterCard settled with the plaintiffs’ class by agreeing to pay $3.05 billion over time into a settlement fund. During the third quarter, the Company received notice that its portion of the VISA Settlement was calculated to be approximately $1.7 million. The Company recorded this amount as a reduction to selling, general and administrative expenses during the quarter ended October 29, 2005.
(11) Subsequent Event
     On November 21, 2005, the Company entered into a Purchase and Sale Agreement (the “Agreement”) to sell its private label consumer credit card accounts and related accounts receivable, including those accounts held by HSBC for the Proffitt’s and McRae’s stores acquired earlier this year. In connection with the Agreement, the Company also entered into a Credit Card Program Agreement, with an initial term of 10 years, that sets forth the terms and conditions of the issuance of cards, the Company’s duties, including receipt and remittance of in-store customer payments, and amounts to be paid to the Company for certain fees and a percentage of net credit sales. A portion of the Company’s proceeds from the sale will be used to satisfy the Company’s obligation under a note payable collateralized by its customer accounts receivable. At October 29, 2005, the note payable had a balance of approximately $201.0 million. A gain on the transaction is anticipated. The transaction is scheduled to close in the company’s fourth quarter.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Belk, Inc., together with its subsidiaries (collectively the “Company” or “Belk”), is the largest privately owned department store business in the United States, with total revenues of approximately $2.45 billion for the fiscal year ended January 29, 2005. The Company and its predecessors have been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.
     The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2006” refer to the fiscal year ending January 28, 2006 and all references to “fiscal year 2005” refer to the fiscal year ended January 29, 2005.
     As of the end of its third quarter of fiscal year 2006, the Company operated 278 retail department stores in 15 states primarily in the southeastern United States under the names Belk, Proffitt’s and McRae’s. The Company’s stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. The Company’s stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger stores may include hair salons, spas, restaurants, optical centers and other amenities.
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
     Management believes that significant opportunities for growth exist in Belk markets where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. Although the Company will continue to take advantage of prudent opportunities to expand into large markets, the Company will focus its expansion in medium-sized markets with store units in the 50,000 to 80,000 square-foot size range. One of the more significant challenges currently facing the Company’s management is to continue to identify new Belk markets and to effectively increase the Company’s net store selling square footage. In fiscal year 2005, the Company increased net store selling square footage by 590,400 square feet, or 4%, and plans to expand by an additional 851,432 selling square feet, or 5.6%, in fiscal year 2006 by opening additional stores. In addition, in July 2005, Belk acquired 22 Proffitt’s and 25 McRae’s stores from Saks Incorporated.
     The Company focuses on four key indicators to assess performance and growth. These key indicators are: (1) comparable store sales, (2) gross profit rate, (3) expense rate, and (4) net square footage growth.
Proffitt’s and McRae’s Acquisition
     Effective on July 3, 2005, the Company completed the acquisition of 22 Proffitt’s stores and 25 McRae’s stores from Saks Incorporated pursuant to an Asset Purchase Agreement dated April 29, 2005 at a purchase price of $622.8 million. The results of the Proffitt’s and McRae’s stores have been included in the consolidated financial statements from the date of acquisition. Proffitt’s and McRae’s are regional department stores located in 11 of the 14 Southeastern states where the Company’s stores operate. This acquisition was initially financed with proceeds from cash on hand, borrowings from its existing note payable, a new bank credit facility and a new bridge credit facility (“the Bridge Loan”). The Company subsequently repaid the Bridge Loan with proceeds from the issuance of senior notes.
Hurricane Katrina
     Of the 20 stores operated by the Company in the areas that were affected by Hurricane Katrina, operations were interrupted at 13 store locations, with the most significant physical damage at the

Company’s Biloxi, Mississippi location. As of November 4, 2005, all store locations had been reopened for business. The Company maintains insurance coverage for windstorm, property, flood damage and business interruption, and has received and anticipates future receipt of insurance proceeds to cover losses due to the hurricane. For the three months ended October 29, 2005, the Company recorded $0.9 million of expenses related to the impact of Hurricane Katrina, consisting of expenses incurred of $4.0 million, netted against insurance proceeds of $3.1 million. In addition, the Company recognized $3.6 million of insurance proceeds as reimbursement for damaged merchandise with a book value of $3.6 million and $5.0 million of insurance proceeds in connection with the write-off of fixed assets with a net book value of $5.0 million. Additional expenses and recoveries are expected as reconstruction and repairs continue at affected store locations and additional claims are filed with insurance carriers.
VISA Settlement
     The Company was a member of the plaintiffs’ class in the Visa Check/MasterMoney Antitrust Litigation (the “VISA Settlement”), a class action lawsuit in which the class consisted of all businesses and organizations in the United States that accepted Visa and MasterCard debit and credit cards for payment at any time during the period October 25, 1992 to June 21, 2003. The class plaintiffs claimed that, through their “Honor All Cards” policies, Visa and MasterCard forced merchants to accept Visa and MasterCard signature debit card transactions at supracompetitive prices. In April 2003, Visa and MasterCard settled with the plaintiffs’ class by agreeing to pay $3.05 billion over time into a settlement fund. During the third quarter, the Company received notice that its portion of the VISA Settlement was approximately $1.7 million. The Company recorded this amount as a reduction to selling, general and administrative expenses during the quarter ended October 29, 2005.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s condensed consolidated statements of income, as well as a period comparison of changes in comparable store net revenue.

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.0	67.5	68.0	66.9
Selling, general and administrative expenses	29.0	27.7	27.1	26.6
Operating income	0.9	4.8	4.7	6.5
Interest expense, net	2.0	1.5	1.7	1.6
Income tax expense (benefit)	(0.4)	1.2	1.1	1.8
Net income (loss)	(0.6)	2.2	2.0	3.1
Comparable store net revenue increase (decrease)	(1.5)	2.3	0.4	4.3
Comparison of the Three and Nine Months Ended October 29, 2005 and October 30, 2004
     Revenues. The Company’s revenues for the three months ended October 29, 2005 increased 29.8%, or $161.0 million, to $701.3 million from $540.3 million over the same period in fiscal year 2005. The increase is primarily attributable to sales from the newly acquired Proffitt’s and McRae’s stores of $147.7 million and sales from new stores of $25.5 million, partially offset by a 1.5% decrease in revenues from comparable stores and a decrease from store closures.
     The Company’s revenues for the nine months ended October 29, 2005 increased 15.1%, or $245.4 million, to $1,872.1 million from $1,626.8 million over the same period in fiscal year 2005. The increase is primarily attributable to sales from newly acquired Proffitt’s and McRae’s stores of $187.9 million, sales from new stores of $68.2 million and a 0.4% increase in sales from comparable stores, partially offset by a decrease from store closures.
     Cost of goods sold. As a percentage of revenues, cost of goods sold increased to 70.0% and 68.0% for the three months and nine months ended October 29, 2005, respectively, compared to 67.5% and 66.9% for the same periods in fiscal year 2005. The increase is primarily attributable to increased markdowns to generate sales and a 0.39% and 0.24% increase in occupancy expenses as a percentage of revenue for the three and nine months ended October 29, 2005, respectively, over similar periods in fiscal year 2005 due to expenses associated with new stores.
     Selling, general and administrative expenses. As a percent of revenues, selling, general and administrative (“SG&A”) expenses increased to 29.0% for the three months ended October 29, 2005 compared to 27.7% for the same period in fiscal year 2005. The increase is primarily due to one-time costs associated with the acquisition of Proffitt’s and McRae’s stores of 1.02%, an increase in advertising expense as a percentage of revenues of 0.29% and a decrease in credit income as a percentage of revenues of 0.81%. These unfavorable variances were partially offset by a decrease in payroll expense as a percentage of revenues of 0.09% and the $1.7 million VISA Settlement.
     As a percentage of revenues, SG&A expenses increased to 27.1% for the nine months ended October 29, 2005 compared to 26.6% for the same period in fiscal year 2005. The increase resulted primarily from one-time costs associated with the acquisition of Proffitt’s and McRae’s stores of 0.64%, an increase in advertising expenses as a percentage of revenues of 0.16%, an increase in depreciation expense as a percentage of revenues of 0.12% and a decrease in credit income as a percentage of revenues of 0.37%. These unfavorable variances were partially offset by a decrease in payroll expense as a percentage of revenues of 0.10%, a decrease in bad debt expense as a percentage of revenues of 0.20% and the $1.7 million VISA Settlement.
     Asset impairment and store closing costs. During the nine months ended October 29, 2005, the Company recorded a $1.7 million asset impairment charge for assets related to a software development project that was abandoned.
     Hurricane losses. For the three months ended October 29, 2005, the Company recorded $0.9 million of expenses, net of insurance recoveries, related to the impact of Hurricane Katrina.
     Interest expense. For the three months ended October 29, 2005, the Company recorded net interest expense of $14.2 million, an increase of $6.3 million from the corresponding period of last year. For the nine months ended October 29, 2005, net interest expense increased $6.1 million to $31.7 million when compared to the nine months ended October 30, 2004. The increase is attributable to interest on higher debt levels associated with the acquisition of Proffitt’s and McRae’s stores in July 2005 combined with lower levels of interest income related to reduced cash balances, also associated with funds utilized in the acquisition.
     Net income (loss). For the three months ended October 29, 2005, the Company recorded a net loss, as a percentage of revenues, of 0.6% compared to net income of 2.2% for the same period of last year. For the nine months ended October 29, 2005 and October 30, 2004, net income, as a percentage of revenues, decreased to 2.0% from 3.1%. These decreases were due to the changes discussed above.
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
     The debt facilities place certain restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock and guarantees, and require maintenance of minimum financial ratios. As of October 29, 2005, the Company was in compliance with all covenants and does not anticipate that complying with the covenants will impact the Company’s liquidity in fiscal year 2006. The $250.0 million variable rate note is collateralized by the Company’s customer accounts receivable and limits borrowings under the facility to approximately 85% of the Company’s eligible customer accounts receivable.
     During fiscal year 2006, the Company amended its $330.0 million credit facility into a $580.0 million credit facility. Up until July 2008, under certain circumstances the credit facility may be increased to $680.0 million at the Company’s request. The credit facility allows for up to $225.0 million of outstanding letters of credit. The credit facility charges interest based off of certain Company financial ratios and currently stands at LIBOR plus 75 basis points or prime. The credit facility contains restrictive covenants and financial covenants including leverage and fixed charge coverage ratios. The Company had $137.9 million of standby letters of credit, a $200.0 million term loan and $46.8 million in seasonal borrowings outstanding under the credit facility at October 29, 2005.
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
     Net cash provided by operating activities was $85.1 million for the nine months ended October 29, 2005 compared to $49.8 million for the nine months ended October 30, 2004. The increase in cash provided by operating activities for the first nine months of fiscal year 2006 was principally due to an increase in accounts payable associated with the purchase of inventory, an increase in prepaid expenses and an increase in depreciation expense when compared to the nine months ended October 30, 2004.
     Expenditures for property and equipment increased $65.1 million to $160.4 million for the nine months ended October 29, 2005 from $95.3 million for the same time period in fiscal year 2005. The increase was principally due to the construction of new stores and expansion and renovation of existing stores.
     Net cash provided by financing activities increased to $501.7 million for the nine months ended October 29, 2005 compared to a net use for financing activities in the same period of fiscal year 2005 of $38.0 million. This increase is primarily related to debt incurred to finance the purchase of the Proffitt’s and McRae’s stores in July 2005. The Company issued $200.0 million in senior notes during the second quarter of fiscal year 2006, and borrowed $200.0 million on the term loan portion of the Company’s $580.0 credit facility.
     Management of the Company believes that cash flows from operations and the existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements for at least the next twelve months.
Contractual Obligations and Commercial Commitments
     A table representing the scheduled maturities of the Company’s contractual obligations and commercial commitments as of January 29, 2005 was included under the heading “Contractual Obligations and Commercial Commitments” on page 17 of the Company’s fiscal year 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2005. To facilitate an understanding of the significant changes in the Company’s commercial commitments, which occur in the normal course of business, the following data has been updated as of October 29, 2005.

	Payments Due by Period
		Within 1			After 5
Contractual Obligations	Total	Year	1- 3 Years	4 - 5 Years	Years
	(dollars in thousands)
Long-Term Debt	$773,069	$8,742	$341,831	$205,930	$216,566

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from changes in interest rates on its variable rate debt. The Company uses interest rate swaps to manage the interest rate risk associated with its borrowings and to manage the Company’s allocation of fixed and variable rate debt. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged derivative instruments. The Company’s net exposure to interest rate risk is based on the difference between the outstanding variable rate debt and the notional amount of its interest rate swaps. At October 29, 2005, the Company had $606.0 million of variable rate debt and $250.0 million of offsetting, receive variable rate, pay fixed rate swaps. The impact on the Company’s annual interest expense of a one-percent change in interest rates would be approximately $3.6 million.
Item 4. Controls and Procedures
     Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
     As of the end of the period covered by this report, the Company has evaluated under the supervision and with the participation of the Company’s management, including the CEO and CFO, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
(a) Exhibits
3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No.333-42935)).

3.2	Form of Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

4.1	Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).

4.2	Articles I and IV of the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

10.1	Real Estate Purchase and Sale Agreement dated September 21, 2005 between Belk, Inc. and JMB Land Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 27, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELK, INC.

Dated: December 8, 2005	By:	/s/ Ralph A. Pitts

Ralph A. Pitts
Executive Vice President, General Counsel and
Corporate Secretary
(Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley

Brian T. Marley
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer of the Registrant)