Form 10-K
period 2006-01-28
BELK INC
filed 2006-04-13
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2006
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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☒
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☒
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☒          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
      The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the Registrant) as of July 30, 2005 (based on the price at which the common equity was last sold on August 3, 2006, the date closest to the last business day of the Company’s most recently completed second fiscal quarter) was $183,327,000. 52,002,871 shares of common stock were outstanding as of April 3, 2006, comprised of 49,914,018 shares of the registrant’s Class A Common Stock, par value $0.01, and 2,088,853 shares of the registrant’s Class B Common Stock, par value $0.01.
Documents Incorporated By Reference
      Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006 are incorporated herein by reference in Part III.

BELK, INC

i

PART I

Item 1.	Business
General
      Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned department store business in the United States, with total revenues of approximately $2.97 billion for the fiscal year ended January 28, 2006. The Company and its predecessors have been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.
      The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2007” refer to the period ending February 3, 2007; references to “fiscal year 2006” refer to the period ended January 28, 2006; references to “fiscal year 2005” refer to the period ended January 29, 2005; references to “fiscal year 2004” refer to the period ended January 31, 2004; and references to “fiscal year 2003” refer to the period ended February 1, 2003.
      As of the end of its fiscal year 2006, the Company operated 276 retail department stores in 15 states, primarily in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, house wares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.
      Although the Company operates 74 Belk stores that exceed 100,000 square feet in size, most Belk stores range in size from 50,000 to 80,000 square feet. Most of the Belk stores are anchor tenants in major regional malls or shopping centers in medium and smaller markets. In addition to department stores, the Company operates two stores that sell limited selections of cosmetics, hosiery and accessories for women under the “Belk Express” store name. In the aggregate, the Belk stores occupy approximately 20.4 million square feet of selling space.
      Management of the Belk stores is organized into four regional operating divisions, with each unit headed by a division chairman and a director of stores. Each division supervises a number of stores and maintains an administrative office in the markets served by the division. Division offices provide overall management and support for the Belk stores in their regions. These divisions are not considered segments for reporting purposes. Belk Stores Services, Inc., a subsidiary of Belk, Inc., and its subsidiary Belk Administration Company, along with Belk International, Inc., a subsidiary of Belk, Inc., and its subsidiary, Belk Merchandising Company, LLC (collectively “BSS”), coordinate the operations of Belk stores on a company-wide basis. BSS provides a wide range of services to the Belk division offices and stores, such as merchandising, marketing, merchandise planning and allocation, advertising and sales promotion, information systems, human resources, public relations, accounting, real estate and store planning, credit, legal, tax, distribution and purchasing.
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
      Focused Merchandise Assortments. The Company has positioned itself through its target customer focus to take advantage of significant sales growth opportunities in its women’s apparel (including special sizes), accessories and men’s businesses as well as its home business. The Company has merchandise initiatives focused on providing its target customer with in-depth assortments of updated, branded fashions that meet customers’ lifestyle needs for casual, career and social occasions.
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
      Distinctive Customer Service. Belk strives to differentiate itself from competitors through the high level of service and amenities that its stores provide. Belk intends to continue its tradition of employing sales associates who are knowledgeable about the merchandise they sell, approach customers promptly, help when needed and provide quick checkout.
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
      Emphasis on Productivity and Efficiency. The Company seeks to improve its performance and profitability through developing and implementing initiatives designed to enhance productivity and efficiency throughout the organization. Such initiatives include a “store-ready” merchandise program that speeds delivery of merchandise to the sales floor, the expanded implementation of a “smart store” concept that enhances efficiencies on the sales floor through the use of centralized cash registers and gift wrap stands, the use of computer-based training programs and rigorous expense management.
Growth Strategy
      The Company intends to continue to open new stores selectively in new and existing markets in order to increase sales, market share and customer loyalty. As the consolidation of the department store industry continues, the Company also will consider store acquisitions that offer opportunities for growth in existing and contiguous markets.
      Management believes that significant opportunities for growth exist in Belk markets where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. Although the Company will continue to take advantage of prudent opportunities to expand into large markets, the Company will focus its expansion on medium-sized markets and suburban communities surrounding larger metropolitan markets with store units in the 50,000 to 100,000 square-foot size range.
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

      In the first quarter of fiscal year 2006, the Company acquired from a subsidiary of Saks Incorporated the leases and certain fixtures and equipment of four Proffitt’s department stores located in Greenville, N.C., Goldsboro, N.C., Kinston, N.C., and Rocky Mount, N.C. Subsequently, the Company expanded its existing store operations in Greenville, N.C. and Goldsboro, N.C. to occupy the acquired Proffitt’s store space, and closed the Proffitt’s store space in Kinston, N.C. and Rocky Mount, N.C. In the second quarter of fiscal year 2006, the Company purchased 47 department stores from Saks Incorporated, including 25 McRae’s stores located in Alabama (5), Florida (4), Louisiana (2) and Mississippi (14); and 22 Proffitt’s stores located in Alabama (1), Georgia (2), Kentucky (2), North Carolina (1), South Carolina (1), Tennessee (12), Virginia (1) and West Virginia (2). Subsequently, the Company combined the operations of the acquired Proffitt’s stores in Dalton and Rome, Ga., and in Bristol, Va., with existing Belk stores; closed the acquired Proffitt’s store in Spartanburg, S.C.; and sold the McRae’s store in Baton Rouge, La. and the Proffitt’s store in Morristown, Tenn. to Dillard’s, Inc. and Kohl’s Corporation, respectively. Additionally, in the first quarter of fiscal year 2007, the Company closed Proffitt’s stores in Asheville, N.C. and Birmingham, Ala.
      The Company opened an additional 12 new stores during fiscal year 2006 that have a combined selling space of approximately 864,830 square feet and completed expansions and renovations of five existing stores and major renovations of two existing stores. In fiscal year 2007, Belk plans to open 10 new stores that will have a combined selling space of approximately 671,305 square feet. The Company also expects to complete expansions and renovations of eight existing stores and major renovations of two existing stores.
      New stores, store expansions and major store renovations completed in fiscal year 2006 include:
New Stores

	Size (Selling	Opening	New or Existing
Location	Sq. Ft.)	Date	Market

Conyers, GA (Conyers Crossroads)	59,148	3/09/2005	New
Land O’ Lakes, FL (Collier Commons)	59,726	3/09/2005	New
Spanish Fort, AL (Eastern Shore Centre)	85,604	3/09/2005	New
Titusville, FL (St. John’s Plaza)	41,170	7/29/2005	Existing
Charlotte, NC (Northlake Mall)	161,975	9/15/2005	Existing
Williamsburg, VA (WindsorMeade Marketplace)	67,324	10/12/2005	New
Lakeland, FL (Lakeside Village)	65,701	10/12/2005	Existing
Guntersville, AL (Big Springs Village)	52,048	10/12/2005	New
Shreveport, LA (Eastgate Shopping Center)	78,005	10/12/2005	New
Alabaster, AL (Colonial Promenade)	67,107	10/12/2005	New
Owasso, OK (Smith Farm Marketplace)	67,315	10/12/2005	New
Waxahachie, TX (Waxahachie Towne Center)	59,707	10/12/2005	New
Store Expansions

	Expanded Size	Opening	New or Existing
Location	(Selling Sq. Ft.)	Date	Market

Goldsboro, NC (Berkeley Mall)	108,926	4/05/2005	Existing
Suffolk, VA (Suffolk Shopping Center)	53,403	8/26/2005	Existing
Greenville, NC (Colonial Mall)	120,363	10/12/2005	Existing
Valdosta, GA (Colonial Mall)	92,491	11/02/2005	Existing
California, MD (Wildewood Shopping Center)	52,840	11/02/2005	Existing

Store Renovations

	Size (Selling	Opening	New or Existing
Location	Sq. Ft.)	Date	Market

Lynchburg, VA (River Ridge Mall)	113,370	11/02/2005	Existing
Raleigh, NC (Crabtree Valley Mall)	194,257	11/02/2005	Existing
Merchandising
      Belk stores feature quality name brand and private label merchandise in moderate to better price ranges, providing fashion, selection and value to customers. The merchandise mix is targeted to middle and upper income customers shopping for their families and homes, and includes a wide selection of fashion apparel, accessories and shoes for women, men and children, as well as cosmetics, home furnishings, house wares, gift and guild, jewelry, and other types of department store merchandise. The goal is to position Belk stores as the leaders in their markets in providing updated, fashionable assortments with depth in style, selection and value.
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
      Belk stores also offer exclusive private brands in selected merchandise categories that provide customers with merchandise that is comparable in quality and style with national brands at substantial savings. Belk private brands, which include Kim Rogers, Madison Studio, J. Khaki, Meeting Street, Saddlebred, Home Accents, W.H. Belk, Red Camel, Biltmore Estate For Your Home, Cook’s Tools and ND (New Directions), provide outstanding value for customers and set Belk apart from its competitors.
      During fiscal year 2006, the Company continued implementing a strategy to strengthen its home store business by expanding home store selling space in select stores and adding high capacity home store fixtures in 135 stores.
Marketing
      The Company employs strategic marketing initiatives to develop and enhance the equity of the Belk brand, strengthen its relationship with and become the desired destination for the target customer, and create and strengthen “one-to-one” relationships with customers. The Company’s primary marketing strategy emphasizes direct communications with customers through personal contact and the use of multi-faceted advertising, marketing and sales promotion programs. This strategy involves extensive mass media print and broadcast advertising, direct marketing, comprehensive store visual merchandising and signing, in-store special events (e.g., trunk shows, celebrity and designer appearances, Charity Day and Senior’s Day) and magazine, newspaper and billboard advertising. The Company also provides information about the Company and its bridal gift registry on its www.belk.com website.
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
Gift Cards
      The Company’s gift card program provides a convenient option for customer gift-giving and enables stores to issue electronic credits to customers in lieu of cash refunds for merchandise returned without sales receipts. Seven types of gift cards are available, each with its own distinctive design and appeal: Standard, Home, Cosmetics, Birthday, Gift, Bridal and Holiday.

Salons and Spas
      As of January 28, 2006, the Company owns and operates 27 hair styling salons in various store locations, 16 of which also offer spa services. The hair salons offer the latest hair styling services as well as wide assortments of top brand name beauty products, including Aveda. The spas offer massage therapy, skincare, nail treatments and other specialized services. The salons and spas in the Belk stores at SouthPark Mall and Northlake Mall, in Charlotte, NC; Asheville Mall in Asheville, NC; Columbiana Centre in Columbia, SC; Triangle Towne Center in Raleigh, NC; the Streets at Southpoint in Durham, NC; Coastal Grand Mall, Myrtle Beach, SC and Westowne Shoppingtown/ Independence Mall in Wilmington, NC, operate under the name of “Carmen! Carmen! Prestige Salon and Spa at Belk.” Salons and spas operating under the name of “Belk Salon and Spa” are located in the following Belk stores: Turtle Creek Mall, Hattiesburg, MS; Riverchase Galleria, Hoover, AL; Richland Mall, Columbia, SC; Dutch Square Center, Columbia, SC; Anderson Mall, Anderson, SC; Avenues Mall, Jacksonville, FL; Orange Park Mall, Jacksonville, FL; and West Oaks Mall, Ocoee, FL.
Belk Gift Registry
      The Company’s gift registry offers a wide assortment of bridal merchandise that can be registered for and purchased online at www.belk.com or in local Belk stores and shipped directly to the customer or gift recipient. The gift registry is a fully integrated system that combines the best of Internet technology and in-store shopping. Brides and engaged couples can conveniently create their gift registry and make selections through www.belk.com from a home computer, or they can go to a Belk store where a certified professional bridal consultant can provide assistance using the store’s online gift registry kiosk. In the Belk stores that have kiosks, brides and engaged couples can use a portable scanning device, which enables them to quickly and easily enter information on their gift selections directly into the registry system.
Belk Proprietary Charge Programs
      In the fourth quarter of fiscal year 2006, the Company sold its proprietary credit business and accounts receivables to GE Money Bank, an affiliate of GE Consumer Finance (“GE”). The transaction included the launch of a long-term strategic alliance between the companies whereby GE will provide ongoing marketing and credit card services to Belk in order to leverage the performance of the Company’s credit card business.
      The Company offers its customers the convenience of paying for their purchases on credit using a variety of proprietary charge payment programs, including a 30-day revolving account, an interest-free table top plan (for china, crystal, silver and other gift purchases) and an interest-free fine jewelry plan.
      The Company promotes the development of new and existing cardholder business through targeted marketing campaigns and active solicitation efforts within Belk stores. In the first quarter of fiscal year 2007, the Company issued new credit cards to approximately 2.4 million active charge customers and launched new credit marketing and loyalty programs designed to recognize and reward its charge customers, attract profitable new customers, increase sales from existing customers and expand the active Belk credit card account base. All Belk cardholders can earn and accumulate reward points for their Belk credit purchases and receive a $10 Belk Reward Certificate for each 400 points earned (a point is awarded for each $1 in Belk purchases with additional points awarded for certain Company and vendor promotions). In February 2006, the new Premier loyalty level replaced the former Select program. This new program offers additional special benefits and services to charge customers whose Belk charge purchases total $600 or more in a calendar year, including unlimited free gift wrapping and basic alterations, an interest-free 0% Premier Plan account, no annual fee, and notifications of special savings and sales events.
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
Inventory Management and Logistics
      Since July 2000, the Company has operated a 371,000 square foot central distribution center in Blythewood, SC that incorporates the latest distribution center design, technology and equipment and facilitates the automation of many labor-intensive processes. The Company’s “store ready” processes for store merchandise receiving enable stores to receive and process merchandise shipments and move goods to the sales floor quickly and efficiently, thus ensuring the ongoing timely delivery of fresh goods to meet customers’ shopping needs.
      In the second quarter of fiscal year 2007, the Company will open a second distribution center located in the Greater Jackson Industrial Park in Byram, MS, that will serve approximately 110 existing Belk stores within a 300-mile radius of the facility plus additional stores that the Company plans to open in the western part of its territory. The 174,000-square-foot state-of-the-art facility is expected to employ up to 200 associates at peak production times.
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
Industry and Competition
      The Company operates retail department stores in the highly competitive retail apparel industry. Management of the Company believes that the principal competitive factors for retail department store operations include merchandise selection, quality, value, customer service and convenience. The Company believes its stores are strong competitors in all of these areas. The Company’s primary competitors are traditional department stores, mass merchandisers, national apparel chains, individual specialty apparel stores and direct merchant firms, including J.C. Penney Company, Inc., Dillard’s, Inc., Saks, Incorporated, Kohl’s Corporation, Federated Department Stores, Inc., Sears Holding Corporation, Target Corporation, and Wal-Mart Stores, Inc.
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

Associates
      As of January 28, 2006, the Company had approximately 23,200 full-time and part-time associates. Because of the seasonal nature of the retail business, the number of associates fluctuates from time to time and is highest during the holiday shopping period in November and December. The Company as a whole considers its relations with associates to be good. None of the associates of the Company are represented by unions or subject to collective bargaining agreements.
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

Item 1a.	Risk Factors
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
      Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet, our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute our growth strategies, anticipated benefits from the opening of new distribution facilities, the expected benefit of our new systems and technology, and the anticipated benefits from our acquisitions and the sale of our proprietary credit card portfolio. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements.
      We believe that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. Any such forward-looking statements are qualified by the following important risk factors and other risks which may be disclosed from time to time in the Company’s filings that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward looking statements relate to the date initially made, and the Company undertakes no obligation to update them.
General Economic, Political and Business Conditions
      General economic, political and business conditions, nationally and in our market areas, are beyond our control. These factors influence our forecasts and impact the Company’s actual performance. Factors include rates of economic growth, interest rates, inflation or deflation, consumer credit availability, levels of consumer debt and bankruptcies, tax rates and policy, unemployment trends, potential acts of terrorism and threats of such acts and other matters that influence consumer confidence and spending.
Anticipating Customer Demands
      Our business depends upon our ability to anticipate the demands of our customers for a wide variety of merchandise and services. We routinely make predictions about the merchandise mix, quality, style, service, convenience and credit availability of our customers. If we do not accurately anticipate changes in buying, charging and payment behavior among our customers, or consumer tastes, preferences, spending patterns and other lifestyle decisions, it could result in an inventory imbalance and adversely affect our performance and our relationships with our customers.

Effects of Weather
      Unseasonable and extreme weather conditions in our market areas affects our business. Apparel comprises a majority of our sales. If the weather in our market areas is unseasonably warm or cold for an extended period of time, it can affect the timing of apparel purchases by our customers and result in an inventory imbalance. In addition, frequent or unusually heavy snow or ice storms, hurricanes or tropical rain storms in our market areas may decrease customer traffic in our stores and adversely affect our performance.
Seasonal Fluctuations
      We experience seasonal fluctuations in quarterly net income due to a number of factors. A significant portion of our revenues are generated during the holiday season in the fourth fiscal quarter. Because we order merchandise in advance of our peak season, we carry a significant amount of inventory during that time. A decrease in the availability of working capital needed in the months before the peak period could impact our ability to build up an appropriate level or merchandise in our stores. If we do not order the merchandise mix demanded by our customers or if there is a decrease in customer spending during the peak season, we may be forced to rely on markdowns or promotional sales to dispose of the inventory.
Highly Competitive Industry
      We face competition from other department and specialty stores and other retailers, including luxury goods retailers, general merchandise stores, Internet retailers, mail order retailers and off-price and discount stores in the highly competitive retail industry. Competition is characterized by many factors including price, merchandise mix, quality, style, service, convenience, credit availability and advertising. We have expanded and continue to expand into new markets served by our competitors, and face the entry of new competitors into or expansion of existing competitors in our existing markets, all of which further increase the competitive environment and cause downward pressure on prices and reduced margins. Although we offer on-line gift registry and Internet purchasing options for certain merchandise categories, we rely on in-store sales for a substantial majority of our revenues. A significant shift in customer buying patterns from in-store purchases to purchases via the Internet could impact our business.
Advertising, Marketing and Promotional Campaigns
      We spend significant amounts on advertising, marketing and promotional campaigns. Our business depends on effective marketing to generate high customer traffic in our stores and, to a lesser degree, through on-line sales. If our advertising, marketing and promotional efforts are not effective, this could impact our results.
Merchandise Sourcing
      Our merchandise is sourced from a wide variety of domestic and international vendors. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity, costs and other factors relating to foreign trade are beyond our control, and we may experience supply problems or untimely delivery of merchandise as a result. If we are not able to source merchandise at an acceptable price and in a timely manner, it could impact our results.
Credit Card Operations
      In fiscal year 2006, we sold our proprietary credit card business to, and entered into a 10-year strategic alliance with, GE Money Bank, an affiliate of GE Consumer Finance (“GE”), to operate our private label credit card business. Sales of merchandise and services are facilitated by these credit card operations. We receive income from GE relating to the credit card operations based on a variety of variables, such as the amount of purchases made through the proprietary credit cards and the level of finance charge income generated from the credit card portfolio. The income we receive from this alliance and the timing of receipt of payments will vary based on the number of new accounts generated, changes in customers’ credit card use, and

GE’s ability to extend credit to our customers, all of which can vary based on changes in federal and state banking and consumer protection laws and from a variety of economic, legal, social, and other factors that we cannot control.
Inventory Levels
      We purchase inventory at levels that match our anticipated needs. If we do not correctly anticipate the levels and our inventories become too large, we may have to take markdowns and decrease the sales price of significant amounts of our inventory, which could reduce our revenues.
Cost Management
      Our performance depends on appropriate management of our expense structure, including our selling, general and administrative costs. If we fail to meet our expense budgets or to appropriately reduce expenses during a weak sales season, our results of operations could be adversely affected.
Integrating and Operating Acquired Stores
      In fiscal year 2006, we acquired Proffitt’s and McRae’s stores from Saks, Incorporated, and we may make further acquisitions in the future. In order to realize the planned efficiencies from our acquisitions, we must effectively integrate and operate these stores. Our operating challenges and management responsibilities increase as we grow. To successfully integrate and operate acquired businesses, we face a number of challenges, including entering markets in which we have no direct prior experience; maintaining uniform standards, controls, procedures and policies in the newly-acquired stores; extending technologies and personnel; and effectively supplying the newly-acquired stores.
New Store Growth
      Our strategy to continue to increase the number of stores will depend in part upon the availability of existing retail stores or store sites on acceptable terms. It will also depend on our ability to successfully execute the Company’s retailing concept in new markets and geographic regions. Increases in real estate, construction and development costs could limit our growth opportunities. If consumers are not receptive to us in new markets or regions, our financial performance could be adversely affected. In addition, we will need to identify, hire and retain a sufficient number of qualified personnel to work in our new stores.
Logistics, Distribution and Information Technology
      We currently operate a central distribution center in South Carolina that services all of our stores. A second distribution center is expected to open in Mississippi in the second quarter of fiscal year 2007. The efficient operation of our business is dependent on receiving and distributing merchandise in a cost-effective and timely manner. We also rely on our information systems to effectively manage sales, distribution, merchandise planning and allocation functions. We are currently implementing new software technology to assist with these functions. If we do not effectively operate our distribution network or if our information systems fail to perform as expected, our business could be disrupted.
Other Factors
      Other factors that could cause actual results to differ materially from those predicted include: our ability to obtain capital to fund any growth or expansion plans; our ability to hire and retain key personnel; changes in laws and regulations, including changes in accounting standards, tax statutes or regulations, environmental and land use regulations; uncertainties of litigation; and labor strikes or other work interruptions.

Item 1b.	Unresolved Staff Comments
      None.

Item 2.	Properties
Store Locations
      As of January 28, 2006, the Company operated a total of 276 retail stores, with approximately 20.4 million selling square feet, in the following states:

Alabama — 14	Maryland — 2	Louisiana — 3
Arkansas — 5	Mississippi — 16	Tennessee — 19
Florida — 25	North Carolina — 75	Texas — 9
Georgia — 41	Oklahoma — 1	Virginia — 20
Kentucky — 6	South Carolina — 36	West Virginia — 4
      Belk stores are located in regional malls (150), strip shopping centers (96), “power” centers (15) and “lifestyle” centers (10). Additionally, there are five freestanding stores. Approximately 80% of the gross square footage of the typical Belk store is devoted to selling space to ensure maximum operating efficiencies. A majority of the stores are either new or have undergone renovations within the past ten years. The new and renovated stores feature the latest in retail design, including updated exteriors and interiors. The interiors are designed to create an exciting, comfortable and convenient shopping environment for customers. They include the latest lighting and merchandise fixtures, as well as quality decorative floor and wall coverings and other special decor. The store layout is designed for ease of shopping, and store signage is used to help customers identify and locate merchandise.
      As of January 28, 2006, the Company owned 77 store buildings, leased 168 store buildings under operating leases and owned 45 store buildings under ground leases. The typical operating lease has an initial term of between 15 and 20 years, with four renewal periods of five years each, exercisable at the Company’s option. The typical ground lease has an initial term of 20 years, with a minimum of four renewal periods of five years each, exercisable at the Company’s option.
Non-Store Facilities
      The Company also owns or leases the following distribution centers, division offices and headquarters facilities:

Belk Property	Location	Own/Lease

Belk, Inc. Western Division Office	Greenville, SC	Lease
Belk, Inc. Corporate Offices Condominium	Charlotte, NC	Lease
Belk Central Distribution Center	Blythewood, SC	Lease
Belk Distribution Center	Byram, MS	Own
Other
      The Company owns or leases various other real properties, including primarily former store locations, distribution centers and corporate office space. Such property is not material, either individually or in the aggregate, to the Company’s consolidated financial position or results of operations.

Item 3.	Legal Proceedings
      The Company is engaged from time to time in various legal actions in the ordinary course of its business. Management of the Company believes that none of the various actions and proceedings involving the Company will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended January 28, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Neither the Class A Common Stock, par value $.01 per share (the “Class A Common Stock”) nor the Class B Common Stock, par value $.01 per share (the “Class B Common Stock”) was listed or traded on a public market during any part of fiscal year 2006. There is no established public trading market for either class of the Registrant’s common stock. As of January 28, 2006, there were approximately 574 holders of record of the Class A Common Stock and 361 holders of record of Class B Common Stock.
      On March 29, 2006, the Company declared a regular dividend of $0.35 on each share of the Class A and Class B Common Stock outstanding on that date. On March 16, 2005, the Company declared a regular dividend of $0.315 on each share of the Class A and Class B Common Stock outstanding on that date. The amount of dividends paid out with respect to fiscal year 2007 and each subsequent year will be determined at the sole discretion of the Board of Directors based upon the Company’s results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. For a discussion of the Company’s debt facilities and their restrictions on dividend payments, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There were no purchases of issuer equity securities during the fourth quarter of fiscal year 2006.

Item 6.	Selected Financial Data
      The following selected financial data are derived from the consolidated financial statements of the Company.

	52 Weeks	52 Weeks	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended
	January 28,	January 29,	January 31,	February 1,	February 2,
	2006	2005	2004	2003	2002

	(Dollars in thousands, except per share amounts)
SELECTED STATEMENT OF INCOME DATA:
Revenues	$2,968,777	$2,446,832	$2,264,907	$2,241,555	$2,236,054
Cost of goods sold	1,977,385	1,618,639	1,506,905	1,512,045	1,536,506
Depreciation and amortization	113,945	101,255	91,007	89,312	83,625
Operating income	253,503	224,539	193,092	169,100	138,980
Income before income taxes	213,555	194,276	170,647	133,817	101,961
Net income	136,903	124,076	111,547	84,017	63,382
Basic and diluted income per share:
From continuing operations	2.65	2.40	2.11	1.53	1.18
Net income(1)	2.65	2.40	2.11	1.53	1.16
Cash dividends per share	0.315	0.475	0.275	0.25	0.25
SELECTED BALANCE SHEET DATA:
Accounts receivable, net	36,117	319,706	311,141	334,440	343,247
Merchandise inventory	703,609	527,860	496,242	487,490	495,744
Working capital	665,212	787,390	698,059	678,087	615,728
Total assets	2,440,916	1,866,906	1,730,263	1,736,102	1,707,380
Short-term debt	—	—	—	—	6,089
Long-term debt and capital lease obligations	590,901	301,419	308,488	365,553	410,587
Stockholders’ equity	1,194,827	1,066,616	969,499	954,284	898,242
SELECTED OPERATING DATA:
Number of stores at end of period	276	226	221	214	207
Comparable store net revenue increase (decrease) (1)	1.2%	4.2%	(0.5)%	(2.2)%	(2.0)%

(1)	On a 52 versus 52 week basis, comparable store net revenues decreased 1.0% in fiscal year 2002. Comparable store net revenue includes sales from stores open during the entire fiscal year in both the current and prior year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Belk, together with its subsidiaries, is the largest privately owned department store business in the United States, with total revenues of approximately $2.97 billion for the fiscal year ended January 28, 2006. The Company and its predecessors have been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.
      The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2007” refer to the period ending February 3, 2007; references to “fiscal year 2006” refer to the period ending

January 28, 2006; references to “fiscal year 2005” refer to the period ended January 29, 2005; and references to “fiscal year 2004” refer to the period ended January 31, 2004.
      As of the end of its fiscal year 2006, the Company operated 276 retail department stores in 15 states primarily in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.
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
      Management believes that significant opportunities for growth exist in Belk markets where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. Although the Company will continue to take advantage of prudent opportunities to expand into large markets, the Company will focus its expansion in medium-sized markets with store units in the 50,000 to 100,000 square-foot size range. One of the more significant challenges currently facing the Company’s management team is to continue to identify new Belk markets and to effectively increase the Company’s net store selling square footage. In fiscal year 2006, the Company increased net store selling square footage by 5.1 million square feet, or 33.1%, including the acquisition of the Proffitt’s and McRae’s stores. In fiscal 2007, the Company plans to expand its net store selling square footage by an additional 514,000 square feet, or 2.5%.
      The Company focuses on four key indicators to assess performance and growth. These key indicators are: (1) total sales (2) comparable store sales, (3) earnings before interest and taxes, and (4) net income. The Company’s progress against these indicators is discussed throughout this Management’s Discussion and Analysis (“MD&A”).
Sale of Credit Card Portfolio
      On January 28, 2006, GE purchased the Company’s private label credit card accounts and related customer accounts receivable for $321.3 million. Approximately $125.0 million of the proceeds from the transaction were used to pay off the Note Payable which had been secured by the customer accounts receivable. The Company recognized a gain of $3.1 million in connection with the sale of the credit card portfolio.
      In a separate but related transaction, GE purchased customer credit card accounts and related accounts receivable from HSBC Bank Nevada, National Association, from which the Company had purchased the rights to as part of the acquisition of the 47 Proffitt’s and McRae’s stores (the “PM Credit Card Portfolio”). The Company recorded an intangible asset of $9.3 million representing the amount paid by the Company to HSBC to permit the sale of the PM Credit Card Portfolio to GE. This intangible asset will be amortized over the 10-year term of the Belk/ GE program agreement (“Program Agreement”) described below.
      In connection with the sale of the Company’s credit card portfolio and GE’s purchase of the PM Credit Card Portfolio, Belk and GE entered into a 10-year credit card Program Agreement. This Program Agreement sets forth the terms and conditions under which GE will issue credit cards to Belk’s customers. The Company will be paid a percentage of net credit sales, as defined by the Program Agreement, for future credit card sales.

Under the terms of the Program Agreement, Belk is required to perform certain duties, including providing interim servicing and receiving and remitting in-store payments on behalf of GE. Belk will receive fees for these activities. Interim servicing is expected to end in April 2006. No payments were due under this agreement as of January 28, 2006. Future amounts earned under the Program Agreement will be recorded as a reduction of selling, general and administrative expenses.
Hurricane Katrina
      The Company operates 20 stores in the areas that were affected by Hurricane Katrina. Operations were interrupted at 13 store locations, with the most significant physical damage at the Company’s Biloxi, Mississippi location. As of November 4, 2005, all store locations had been reopened for business. The Company maintains insurance coverage for windstorm, property, flood damage and business interruption, and has received and anticipates further receipt of insurance proceeds to cover losses due to the hurricane. For fiscal year 2006, the Company recorded $1.0 million of expenses related to the impact of Hurricane Katrina, consisting of expenses incurred of $4.8 million, netted against insurance proceeds of $3.8 million. In addition, the Company recognized $3.9 million of insurance proceeds as reimbursement for damaged merchandise with a book value of $3.6 million and $9.8 million of insurance proceeds in connection with the write-off of fixed assets with a net book value of $5.0 million. Additional expenses and recoveries are expected as reconstruction and repairs continue at affected store locations and additional claims are filed with insurance carriers.
VISA Settlement
      The Company was a member of the plaintiffs’ class in the Visa Check/ MasterMoney Antitrust Litigation (the “VISA Settlement”), a class action lawsuit in which the class consisted of all businesses and organizations in the United States that accepted Visa and MasterCard debit and credit cards for payment at any time during the period from October 25, 1992 to June 21, 2003. The class plaintiffs claimed that, through their “Honor All Cards” policies, Visa and MasterCard forced merchants to accept Visa and MasterCard signature debit card transactions at super competitive prices. In April 2003, Visa and MasterCard settled with the plaintiffs’ class by agreeing to pay $3.05 billion over time into a settlement fund. During the third quarter, the Company received notice that its portion of the VISA Settlement was calculated to be approximately $1.7 million. The Company recorded this amount as a reduction to selling, general and administrative expenses during fiscal year 2006.
Proffitt’s and McRae’s Acquisition
      Effective on July 3, 2005, the Company completed the acquisition of 22 Proffitt’s stores and 25 McRae’s stores from Saks Incorporated pursuant to an Asset Purchase Agreement dated April 29, 2005 at a purchase price of approximately $622.3 million. The results of the Proffitt’s and McRae’s stores have been included in the consolidated financial statements from the date of acquisition. Proffitt’s and McRae’s are regional department stores located in 11 of the 14 Southeastern states where the Company’s stores operate. This acquisition was initially financed with proceeds from cash on hand, borrowings from its existing note payable, a new bank credit facility and a new bridge credit facility (“the Bridge Loan”). The Company subsequently repaid the Bridge Loan with proceeds from the issuance of senior notes.
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
      The Company believed that its accounting treatment for fiscal year 2005 and previous years was permitted under generally accepted accounting principles and that such treatment was consistent with the practices of other companies in the retail industry. However, on February 7, 2005, the Chief Accountant of the U.S. Securities and Exchange Commission (“SEC”) released a letter expressing the SEC’s views on certain lease accounting matters. The Company identified areas where its historical accounting practices differ from the SEC’s views and adjusted its accounting policies as follows to comply with the SEC’s guidance: 1) conform the depreciable lives for buildings on leased land and other leasehold improvements to the shorter of the economic life of the asset or the lease term used for determining the capital versus operating lease classification and calculating straight-line rent; 2) include pre-opening rent-free periods and cancelable option periods in the calculation of straight-line rent expense where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the inception of the lease, to be reasonably assured; and 3) capitalize rent costs during the store construction period. The Company recorded the life-to-date accounting impact of correcting for these errors in fiscal year 2005.
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

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	66.6	66.2	66.5
Selling, general and administrative expenses	24.5	24.6	24.9
Asset impairment and store closing costs	0.1	0.1	—
Restructuring charges	(0.1)	—	0.1
Operating income	8.5	9.2	8.5
Interest expense, net	1.6	1.3	1.7
Income taxes	2.6	2.9	2.6
Net income	4.6	5.1	4.9
SELECTED OPERATING DATA:
Selling square footage (in thousands)	20,400	15,244	14,653
Store revenues per selling sq. ft.	$168	$161	$155
Comparable store net revenue increase (decrease)	1.2%	4.2%	(0.5)%
Number of stores
Opened	12	14	8
Purchased	47	—	—
Closed	(9)	(9)	(1)
Total — end of period	276	226	221
Comparison of Fiscal Years Ended January 28, 2006 and January 29, 2005
      Revenues. In fiscal year 2006, the Company’s revenues increased 21.3%, or $522 million, to $2.969 billion from $2.447 billion. The increase resulted from additional revenue of $406.7 million from the acquired Proffitt’s and McRae’s stores, $108.0 million from new stores and a 1.2% increase in revenues from comparable stores offset by a decrease in revenues from store closures.
      Cost of Goods Sold. As a percentage of revenues, cost of goods sold increased to 66.6% in fiscal year 2006 as compared to 66.2% in fiscal year 2005. The increase is due primarily to increased markdowns to generate sales, partially offset by a 0.10% reduction in buying costs due to increased leverage resulting from revenue increases in excess of buying cost increases.
      Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $727.3 million in fiscal year 2006, compared to $600.7 million in fiscal year 2005. The increase is primarily due to the acquisition of Proffitt’s and McRae’s stores and new stores sales. As a percentage of revenues, SG&A expenses decreased to 24.5% in fiscal year 2006 from 24.6% in fiscal year 2005. The decrease in SG&A expenses as a percentage of revenues resulted primarily from a decrease in payroll and benefits costs as a percentage of revenues of 0.53%, a decrease in depreciation as a percentage of revenues of 0.36%, a decrease in bad debts as a percentage of revenues of 0.17% and the $1.7 million VISA Settlement. These decreases were partially offset by one-time costs associated with the acquisition of Proffitt’s and McRae’s stores of .43%, a decrease in credit income as a percentage of revenues of 0.54% and an increase in advertising as a percentage of revenues of 0.18%.

      During fiscal years 2006 and 2005, the Company’s bad debt expense, net of recoveries, associated with the issuance of credit on the Belk proprietary credit cards was $9.3 million and $11.7 million, respectively. During fiscal years 2006 and 2005, finance charge income on the outstanding Belk proprietary credit card receivables was $69.3 million and $70.7 million, respectively. Accounts receivable management and collection services expenses for fiscal years 2006 and 2005 were $20.3 and $19.9 million, respectively.
      Asset Impairment and Store Closing Costs. In fiscal year 2006, the Company recorded a $1.2 million asset impairment charge for assets related to a software development project that was abandoned, a $2.8 million charge for costs associated with the impairment and demolition of a portion of its corporate office building, a $0.2 million charge related to two store closings and a $0.5 million reduction to previously established reserves. During fiscal year 2005, the Company incurred $3.0 million of charges related to seven store closings.
      Pension Curtailment Charges. During fiscal year 2006, the Company recorded a $7.5 million pension curtailment charge as a result of changes to its defined benefit pension plan.
      Hurricane Losses. During fiscal year 2006, the Company recorded $1.0 million of expenses, net of insurance recoveries, related to the impact of Hurricane Katrina.
      Restructuring Charges. In fiscal year 2006, the Company reduced its reserves for post-closing real estate lease obligations originally recorded in connection with the restructuring of its logistics network by $1.6 million. The Company did not incur any restructuring charges in fiscal year 2005.
      Interest Expense. In fiscal year 2006, the Company’s interest expense increased $16.5 million to $50.8 million from $34.3 million. The increase was primarily due to interest on higher debt levels associated with the acquisition of Proffitt’s and McRae’s stores in July 2005.
      Gain on sale of property, equipment and investments. The gain on property, equipment and investments increased to $7.3 million for the fiscal year ended January 28, 2006, compared to $1.9 million for the fiscal year ended January 29, 2005. The current year gain is primarily due to $4.8 million of insurance proceeds in excess of the net book value of property damaged by Hurricane Katrina and a $3.1 million gain recognized on the sale of the credit card portfolio. These gains were partially offset by the $1.4 million loss on de-designation of interest rate swaps. The prior year gain was primarily due to the sale of a store that was closed during fiscal year 2005.
      Income taxes. For fiscal year 2006, the Company’s effective tax rate decreased from 36.1% to 35.8%. The decrease in rate is primarily attributable a decrease in the effective state income tax rates.
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
      Selling, General and Administrative Expenses. SG&A expenses were $600.7 million in fiscal year 2005, compared to $562.9 million in fiscal year 2004. As a percentage of revenues, SG&A decreased to 24.6% in fiscal year 2005 from 24.9% in fiscal year 2004. The decrease in SG&A expenses as a percentage of revenues resulted primarily from a decrease in bad debt expense as a percentage of revenues of 0.30%, a decrease in payroll costs as a percentage of revenues of 0.23%, and a decrease in casualty insurance costs as a percentage of revenues of 0.20%. These decreases were partially offset by an increase in depreciation expense as a percentage of revenues of 0.20% primarily related to the lease accounting adjustments, an increase in pension costs as a percentage of revenues of 0.15% and a $1.4 million charge recognized in fiscal year 2005 for the curtailment and settlement of the Company’s defined benefit supplemental executive retirement plan.
      During fiscal years 2005 and 2004, the Company’s bad debt expense, net of recoveries, associated with the issuance of credit on the Belk proprietary credit cards was $11.7 million and $17.5 million, respectively. During fiscal years 2005 and 2004, finance charge income on the outstanding Belk proprietary credit card receivables was $70.7 million and $64.4 million, respectively. Accounts receivable management and collection services expenses for fiscal years 2005 and 2004 were both $19.9 million.
      Asset Impairment and Store Closing Costs. During fiscal year 2005, the Company recorded $3.0 million of exit costs related to the closing of six stores in fiscal year 2005 and one store that was closed in fiscal year 2006. The exit costs consisted primarily of the loss on abandonment of leasehold improvements, post-closing real estate lease obligations, and severance costs. The Company did not incur any charges related to store closings in fiscal year 2004.
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
      Gain on sale of property, equipment and investments. The gain on property, equipment and investments decreased to $1.9 million for the fiscal year ended January 29, 2005, compared to $14.8 million for the fiscal year ended January 31, 2004. The fiscal year 2005 gain was primarily due to the sale of a store that was closed during fiscal year 2005. The prior year amount related primarily to a $19.3 million gain recognized on the sale of property located in Charlotte, NC, partially offset by a $6.5 million loss on the dedesignation of two interest rate swaps.
      Income taxes. For fiscal year 2005, the Company’s effective tax rate increased from 34.6% to 36.1%. The increase in rate was primarily attributable to an increase in non-deductible expenses that qualify as permanent differences.
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

      The following table illustrates the seasonality of revenues by quarter as a percentage of the full year for the fiscal years indicated.

	2006	2005	2004

First quarter	19.1%	22.5%	22.2%
Second quarter	20.3	21.9	21.7
Third quarter	23.6	22.1	22.5
Fourth quarter	37.0	33.5	33.6
      The Company’s quarterly results of operations could also fluctuate significantly as a result of a variety of factors, including the timing of new store openings.
Liquidity and Capital Resources
      The Company’s primary sources of liquidity are cash on hand, cash flow from operations and borrowings under debt facilities. The Company’s debt facilities consist of a $580.0 million credit facility that matures in July 2010, $200 million in senior notes, a $125.0 million ten-year variable rate bond facility that matures in July 2008 and a $21.0 million 20-year variable rate bond facility that matures in October 2025. The $580.0 credit facility is composed of a $200.0 million term loan and a $380.0 million revolving line of credit. The $200.0 million aggregate principal of senior notes are composed of $100.0 million fixed rate senior notes that mature in July 2015, $20.0 million fixed rate senior notes that mature in July 2012 and $80.0 million floating rate senior notes that mature in July 2012. The Company issued the senior notes during the second quarter of fiscal year 2006.
      The debt facilities place certain restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock and guarantees, and require maintenance of minimum financial ratios. As of January 28, 2006, the Company was in compliance with all covenants and does not anticipate that complying with the covenants will impact the Company’s liquidity in fiscal year 2007.
      During fiscal year 2006, the Company amended and restated its credit facility, increasing it from $330.0 million to $580.0 million. Up until July 2008, under certain circumstances the credit facility may be increased to $680.0 million at the Company’s request. The credit facility allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based on certain Company financial ratios and currently stands at LIBOR plus 75 basis points or prime. The credit facility contains restrictive covenants and financial covenants including leverage and fixed charge coverage ratios. The Company had $138.8 million of standby letters of credit and a $200.0 million term loan outstanding under the credit facility at January 28, 2006.
      During fiscal year 2006, the Company entered into the $21.0 million, 20-year variable rate bond facility in connection with construction of a distribution center in Mississippi. The proceeds from the debt issuance are held in a trust account until the Company expends funds for the construction of the distribution center. At the end of fiscal year 2006, the Company had received $8.3 million of the $21.0 million of available borrowings.
      During fiscal year 2006, the Company terminated the $250.0 million variable rate note that was scheduled to mature in April 2008. The Company paid the outstanding $125.0 million balance on the note in connection with its sale of the Company’s private label credit card accounts and related customer accounts receivable. The Company dedesignated and terminated interest rate swaps with a combined notional value of $125.0 million in connection with the debt termination. The Company also de-designated forward starting interest rate swaps with a combined notional value of $125.0 million during the fourth quarter of fiscal year 2006 and subsequently terminated a $50.0 million notional amount swap during the first quarter of fiscal year 2007.
      Because interest rates on certain debt agreements vary with LIBOR or commercial paper rates, the Company has entered into interest rate swap agreements with a financial institution to manage its exposure to changes in interest rates. The notional amount of the interest rate swaps is $125.0 million for fiscal years 2004 through 2009 and $75 million for fiscal years 2009 through 2012.
      Net cash provided by operating activities was $236.4 million for fiscal year 2006 compared to $243.0 million for fiscal year 2005. The decrease in cash provided by operating activities for fiscal year 2006 was principally due to an increase in prepaid expenses and other assets compared to fiscal year 2005.
      Expenditures for property and equipment increased $27.4 million to $169.7 million for fiscal year 2006 from $142.2 million for fiscal year 2005. The increase was principally due to the construction of new stores, expansion and renovation of existing stores and construction of a new distribution center.
      Net cash provided by financing activities increased to $255.5 million for fiscal year 2006 compared to a net use for financing activities in fiscal year 2005 of $39.6 million. This increase is primarily related to debt incurred to finance the purchase of the Proffitt’s and McRae’s stores in July 2005. The Company issued $200.0 million in senior notes during the second quarter of fiscal year 2006, and borrowed $200.0 million on the term loan portion of the Company’s $580.0 credit facility. This increase was partially offset by the repayment of the $125.0 million Note Payable secured by the Company’s accounts receivable.
      Management of the Company believes that cash flows from operations and its existing credit facilities will be sufficient to cover working capital needs, capital expenditures and debt service requirements for at least the next twelve months.
Related Party Transactions
      In October 2001, the Company extended loans to Mr. Thomas M. Belk, Jr., Mr. H.W. McKay Belk and Mr. John R. Belk in the principal amounts of $2.5 million, $2.5 million and $2.0 million, respectively. In February 2002, the loan to Mr. John R. Belk was increased to $2.5 million. The loans are being repaid to the Company in equal annual installments of $0.5 million each plus interest in cash or stock over a five-year period that began January 3, 2003. The loans bear interest at LIBOR plus 1.5%. The Company received the fourth of the five payments, including principal and interest, from the three executives on January 3, 2006. The Sarbanes-Oxley Act of 2002 prohibits extensions of credit to executive officers and directors and the “material modification” of any term of a loan that was extended before July 30, 2002. The Company entered into these loans in October 2001 and February 2002, before the Sarbanes-Oxley Act of 2002 was enacted. Since that time, the Company has not made any new extensions of credit to executive officers or directors nor materially modified the terms of any existing loans.
      In September 2005, the Company entered into a contract to sell a tract of land located in Lancaster County, South Carolina to JMB Land Company, LLC (an entity controlled by John M. Belk, Chairman Emeritus) for $4.1 million. The sale is expected to close in fiscal 2007.
Contractual Obligations and Commercial Commitments
      To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

	Payments Due by Period

		Within
	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years

	(Dollars in thousands)
Contractual Obligations
Long-Term Debt	$559,748	$13,748	$125,000	$200,000	$221,000
Estimated interest payments on debt(a)	218,923	35,111	66,446	44,886	72,480
Capital Lease Obligations	44,113	4,756	9,606	8,891	20,860
Operating Leases	358,461	44,461	77,825	61,641	174,534
Purchase Obligations(b)	149,567	108,705	40,062	800	—

Total Contractual Cash Obligations	$1,330,812	$206,781	$318,939	$316,218	$488,874

	Amount of Commitment Expiration per Period

	Total
	Amounts	Within
	Committed	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years

	(Dollars in thousands)
Other Commercial Commitments
Standby Letters of Credit(c)	$138,772	$132,952	$5,820	$—	$—
Import Letters of Credit	32,601	32,601	—	—	—

Total Commercial Commitments	$171,373	$165,553	$5,820	$—	$—

(a)	Interest rates used to compute estimated interest payments utilize the stated rate for fixed rate debt and projected interest rates for variable rate debt. Projected rates range from 5% to 6% over the term of the variable rate debt agreements.

(b)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Agreements that are cancelable without penalty have been excluded. Purchase obligations relate primarily to purchases of property and equipment, information technology contracts, maintenance agreements and advertising contracts.

(c)	Standby letters of credit include a $126.8 million facility that supports the ten-year bond facility (accrued principal and interest) due July 2008.
      Obligations under the pension, deferred compensation and postretirement benefit plans are not included in the contractual obligations table. The Company’s pension plan funding policy is to contribute amounts necessary to satisfy minimum pension funding requirements plus such additional amounts from time to time as are determined to be appropriate to improve the plan’s funded status. The pension plan’s funded status is affected by many factors including discount rates and the performance of plan assets. The Company was not required to make minimum pension funding payments in fiscal year 2006, but elected to contribute $6.0 million to the pension plan on March 7, 2005. The Company’s deferred compensation postretirement plans are not funded in advance. Deferred compensation payments during fiscal year 2006 and 2005 totaled $4.0 million and $4.1 million, respectively. Postretirement benefit payments during fiscal years 2006 and 2005 totaled $2.7 million and $2.4 million, respectively.
      Also excluded from the contractual obligations table are payments the Company may make for employee medical costs and workers compensation, general liability and automobile claims.
Implementation of New Accounting Standards
      In March, 2005, the Financial Accounting Standards Board (“FASB”) Issued Interpretation 47 “Accounting for Conditional Asset retirement Obligations” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” and refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. Conditional asset retirement obligations recorded in the consolidated balance sheet due to the implementation of FIN 47 will be reported as a cumulative-effect adjustment in the consolidated statement of income.
      On January 28, 2006, the Company adopted FIN 47 and determined that there is a regulatory obligation to abate asbestos when it is disturbed, usually from construction activities during remodeling, expansion or closure. The Company has a number of stores that may have potential exposure to asbestos abatement if the Company elected to perform construction activities in these stores that disturb the existing asbestos. The Company is unable to compute the obligation at January 28, 2006 for the stores not currently scheduled for such activities because it cannot determine if or when such activities would occur. The Company has evaluated its exposure at stores scheduled to have such activities and recorded an asset retirement obligation of

$0.3 million as of January 28, 2006. The after-tax cumulative-effect adjustment recorded in fiscal 2006 is an expense of $0.2 million.
      In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF No. 05-6 (“EITF 05-6”), “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. EITF 05-6 addresses the amortization for leasehold improvements in operating leases that are either placed in service significantly after and not contemplated at or near the beginning of the initial lease term, or acquired in a business combination. EITF 05-6 was effective for reporting periods beginning after June 20, 2005. The adoption of EITF 05-6 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
      In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs incurred during a Construction Period.” Under the provisions of Staff Position FAS 13-1, the rental costs incurred under a lease agreement during the period of construction but prior to the commencement of the lessee’s operations can not be capitalized and should be recognized as rental expense in the period incurred. Currently, the Company capitalizes rental costs incurred during the construction period but prior to the commencement of operations. Such capitalized rent is then amortized over the life of the lease. The guidance in Staff Position FAS 13-1 is effective for the first reporting period beginning after December 15, 2005 and is anticipated to have an impact on the results of operations for the Company. However, the Company has not yet measured the impact the adoption of this statement may have on its operating results.
      In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 123R, which details how the Company should account for stock-based compensation. The Company elected to adopt SFAS 123R in fiscal year 2005 and to apply the modified retrospective method of adoption, where the standard would only impact stock based compensation expense in fiscal year 2005 and future years. The Company had previously accounted for stock-based compensation under the guidance set forth in APB No. 25, “Accounting for Stock Issued to Employees.”
Impact of Inflation
      While it is difficult to determine the precise effects of inflation, management of the Company does not believe inflation had a material impact on the consolidated financial statements for the periods presented.
Critical Accounting Policies
      MD&A discusses the results of operations and financial condition as reflected in the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As discussed in Note 1 to the Company’s consolidated financial statements, the preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation, vendor allowances, the allowance for doubtful accounts, useful lives of depreciable assets, recoverability of long-lived assets, including intangible assets and goodwill, restructuring and store closing reserves and the calculation of pension and postretirement obligations, self-insurance reserves and stock based compensation. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See Note 1 to the Company’s consolidated financial statements for a discussion of the Company’s significant accounting policies.
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
      Vendor Allowances. The Company receives allowances from its vendors through a variety of programs and arrangements, including markdown reimbursement programs. These vendor allowances are generally intended to offset the Company’s costs of selling the vendors’ products in its stores. Allowances are recognized in the period that the Company completes its obligations under the vendor agreements. Most incentives are deducted from amounts owed to the vendor at the time the Company completes its obligations to the vendor or shortly thereafter. The following summarizes the types of vendor incentives and the Company’s applicable accounting policy:

•	Advertising allowances — Represents reimbursement of advertising costs initially funded by the Company. Amounts are recognized as a reduction to selling, general and administrative expenses in the period that the advertising expense is incurred.

•	Markdown allowances — Represents reimbursement for the cost of markdowns to the selling price of the vendor’s merchandise. Amounts are recognized as a reduction to cost of goods sold in the later of the period that the merchandise is marked down or the reimbursement is negotiated. Amounts received prior to recognizing the markdowns are recorded as a reduction to the cost of inventory.

•	Payroll allowances — Represents reimbursement for payroll costs. Amounts are recognized as a reduction to SG&A expense in the period that the payroll cost is incurred.
      Allowance for Doubtful Accounts. The Company provides an allowance for doubtful accounts that is determined based on a number of factors, including delinquency rates, bankruptcy filings, historical charge-off patterns and management judgment.
      Property and Equipment, net. Property and equipment owned by the Company is stated at cost less accumulated depreciation. Property and equipment leased by the Company under capital leases are stated at an amount equal to the present value of the minimum lease payments less accumulated amortization. Depreciation and amortization are provided utilizing straight-line and various accelerated methods over the shorter of estimated asset lives or related lease terms. The Company also amortizes the depreciation of leasehold improvements over the expected lease term that would include cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the date the assets are placed in service, to be reasonably assured. In fiscal year 2005 the Company implemented a new accounting policy to capitalize rent expense during a store’s construction period. In accordance with Staff Position FAS 13-1, the Company will expense construction period rent as incurred starting in fiscal year 2007.
      Goodwill. Goodwill and other intangible assets are accounted for in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and other intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

      Rent Expense. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences on the date when the company gains control of the property. Rent expense during store construction is included in leasehold improvement costs. In accordance with Staff Position FAS 13-1, the Company will expense construction period rent as incurred starting in fiscal year 2007.
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
      The funded status of the Company’s pension plan has experienced significant declines in recent years, due to stock market losses and decreases in interest rates. As a result of these factors, the fair market value of the Company’s pension plan assets fell below the accumulated benefit obligation (“ABO”) in fiscal year 2004 and the prepaid pension asset was charged off and the Company established an $8.1 million minimum pension liability, representing the underfunded portion of the pension plan. In fiscal years 2006 and 2005, the minimum pension liability was $63.8 million and $39.3 million, respectively. If the fair market value of the pension plan assets exceeds the ABO at a future valuation date, the charge off would be reversed and the remaining prepaid pension costs would be re-established as an asset on the consolidated balance sheets.
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
      Effective January 1, 2006, the Company amended its defined benefit pension plan to close the plan to new participants on December 31, 2005 and freeze accruals as of January 1, 2006 for participants under age 40, participants with less than 5 years of vesting service and for certain officers. The plan change resulted in a curtailment charge of $7.5 million during fiscal year 2006.
      Self Insurance Reserves. The Company purchases third-party insurance for workers’ compensation, general liability and automobile claims that exceed certain dollar limits. The Company is responsible for the payment of workers’ compensation, general liability and automobile claims under the insured limits. The Company records a liability for its obligation associated with incurred losses utilizing information from a third-party actuary. The third-part actuary utilizes historical data and industry accepted loss analysis standards to estimate the loss development factors used to project the future development of incurred losses. The loss estimates are adjusted based upon actual reported and settled claims.
      Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement bases and the respective tax bases of the assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
      The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
      Intangible Assets, Net. Leasehold intangibles, which represent the excess of fair value over the carrying value of leaseholds, are amortized on a straight-line basis over the remaining terms of the lease agreements and are included in property and equipment, net. Customer relationships, which represent the value of customer relationships obtained in acquisitions or purchased, are amortized on a straight-line basis over their estimated useful life and are included in other assets. The carrying value of intangible assets is reviewed by the Company’s management to assess the recoverability of the assets when facts and circumstances indicate that the carrying value may not be recoverable.
      Derivative Financial Instruments. The Company utilizes derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The counterparties to these instruments are major financial institutions. These agreements are used to reduce the potential impact of increases in interest rates on variable rate long-term debt. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense.
      Stock Based Compensation. The Company adopted SFAS 123R, “Share Based Payment,” during the fourth quarter of fiscal year 2005. The Company had previously accounted for stock based compensation under the guidelines of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the Company to account for stock based compensation by using the grant date fair value of share awards and the estimated number of shares that will ultimately be issued in conjunction with each award. The Company elected to apply the standard using the modified retrospective method of adoption, where the standard would only impact stock based compensation expense in fiscal year 2005 and future years. The adoption of SFAS 123R resulted in a $3.6 million reduction in compensation costs, a component of selling, general and administrative expenses, in fiscal year 2005. The application of SFAS 123R did not have an impact on the overall cash flows of the Company. As of January 28, 2006, the Company had two stock based compensation programs that are described in Note 20 to the Consolidated Financial Statements.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk
      The Company is exposed to market risk from changes in interest rates on its variable rate debt. The Company uses interest rate swaps to manage the interest rate risk associated with its borrowings and to manage the Company’s allocation of fixed and variable rate debt. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged derivative instruments. The Company’s net exposure to interest rate risk is based on the difference between the outstanding variable rate debt and the notional amount of its interest rate swaps. At January 28, 2006, the Company had $426.0 million of variable rate debt and $125.0 million of off setting, receive variable rate, pay fixed rate swaps. The impact on the Company’s results of operations of a one-percent rate change on the outstanding balance of unhedged variable rate debt as of January 28, 2006 and January 29, 2005 would be $3.0 million and immaterial, respectively.
      During the fourth quarter of fiscal year 2006, the Company de-designated and terminated interest rate swaps with a combined notional value of $125.0 million. The interest rate swaps were being used to hedge variable rate debt that was paid off during the fourth quarter of fiscal year 2006. The Company also de-designated forward starting interest rate swaps with a combined notional value of $125.0 million during the fourth quarter of fiscal year 2006 and subsequently terminated an interest rate swap with a notional value of $50.0 million during fiscal year 2007.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Belk, Inc.:
      We have audited the accompanying consolidated balance sheets of Belk, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 28, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belk, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Belk, Inc. and subsidiaries internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 13, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
      As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” in fiscal year 2005.

KPMG LLP
Charlotte, North Carolina
April 13, 2006

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Fiscal Year Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Revenues	$2,968,777	$2,446,832	$2,264,907
Cost of goods sold (including occupancy and buying expenses)	1,977,385	1,618,639	1,506,905
Selling, general and administrative expenses	727,312	600,697	562,899
Asset impairments and store closing costs	3,707	2,957	—
Pension curtailment charge	7,459	—	—
Hurricane losses	991	—	—
Restructuring charges	(1,580)	—	2,011

Operating income	253,503	224,539	193,092
Interest expense	(50,790)	(34,292)	(38,806)
Interest income	3,541	2,146	1,518
Gain on sale of property, equipment and investments	7,301	1,883	14,843

Income before income taxes	213,555	194,276	170,647
Income taxes	76,500	70,200	59,100

Income before cumulative effect of change in accounting principle	137,055	124,076	111,547
Cumulative effect of change in accounting principle, net of income tax benefit of $98	(152)	—	—

Net income	$136,903	$124,076	$111,547

Basic and diluted income per share before cumulative effect of change in accounting principle	$2.65	$2.40	$2.11
Cumulative effect of change in accounting principle	—	—	—

Basic and diluted net income per share	$2.65	$2.40	$2.11

Weighted average shares outstanding	51,717,325	51,693,308	52,755,577

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 28,	January 29,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$330,016	$232,264
Accounts receivable, net	36,117	319,706
Merchandise inventory	703,609	527,860
Prepaid expenses and other current assets	34,122	17,302

Total current assets	1,103,864	1,097,132
Investment securities	6,196	6,914
Property and equipment, net	1,038,250	734,866
Goodwill	246,113	—
Other assets	46,493	27,994

Total assets	$2,440,916	$1,866,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249,553	$187,061
Accrued expenses	117,345	76,498
Accrued income taxes	36,092	35,289
Deferred income taxes	18,855	2,695
Current installments of long-term debt and capital lease obligations	16,807	8,199

Total current liabilities	438,652	309,742
Deferred income taxes	15,717	21,537
Long-term debt and capital lease obligations, excluding current installments	574,094	293,220
Interest rate swap liability	4,641	21,305
Deferred compensation and other noncurrent liabilities	212,985	154,486

Total liabilities	1,246,089	800,290

Stockholders’ equity:
Preferred stock	—	—
Common stock, 51.7 and 51.5 million shares issued and outstanding as of January 28, 2006 and January 29, 2005, respectively	517	515
Paid-in capital	537,676	533,923
Retained earnings	737,730	617,097
Accumulated other comprehensive loss	(81,096)	(84,919)

Total stockholders’ equity	1,194,827	1,066,616

Total liabilities and stockholders’ equity	$2,440,916	$1,866,906

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands)

				Accumulated
				Other
				Comprehensive
	Common	Paid-in	Retained	Income
	Stock	Capital	Earnings	(Loss)	Total

Balance at February 1, 2003	$546	$558,728	$421,203	$(22,382)	$958,095
Comprehensive income:
Net income	—	—	111,547	—	111,547
Reclassification adjustment for investment gains included in net income, net of $136 income tax benefit	—	—	—	(231)	(231)
Unrealized gain on investments, net of $476 income tax expense	—	—	—	811	811
Unrealized gain on interest rate swaps, net of income tax expense of $2,074	—	—	—	3,528	3,528
Reclassification adjustment for interest rate swap dedesignation, net of income tax expense of $2,398	—	—	—	4,083	4,083
Pension asset adjustment, net of income tax benefit of $38,269	—	—	—	(65,162)	(65,162)

Total comprehensive income					54,576

Cash dividends	—	—	(15,029)	—	(15,029)
Stock compensation granted, net	—	2,061	—	—	2,061
Common stock issued	3	3,906			3,909
Repurchase and retirement of common stock	(30)	(28,211)	—	—	(28,241)

Balance at January 31, 2004	519	536,484	517,721	(79,353)	975,371
Comprehensive income:
Net income	—	—	124,076	—	124,076
Reclassification adjustment for investment gains included in net income, net of $109 income tax benefit	—	—	—	(184)	(184)
Unrealized gain on investments, net of $286 income tax expense	—	—	—	483	483
Unrealized gain on interest rate swaps, net of income tax expense of $3,027	—	—	—	5,157	5,157
Pension asset adjustment, net of income tax benefit of $6,474	—	—	—	(11,022)	(11,022)

Total comprehensive income					118,510

Cash dividends	—	—	(24,700)	—	(24,700)
Stock compensation granted, net	—	1,062	—	—	1,062
Common stock issued	3	3,540	—	—	3,543
Repurchase and retirement of common stock	(7)	(7,163)	—	—	(7,170)

Balance at January 29, 2005	515	533,923	617,097	(84,919)	1,066,616
Comprehensive income:
Net income	—	—	136,903	—	136,903
Reclassification adjustment for investment gains included in net income, net of $214 income tax benefit	—	—	—	(363)	(363)
Unrealized gain on investments, net of $76 income tax expense	—	—	—	129	129
Unrealized gain on interest rate swaps, net of income tax expense of $5,278	—	—	—	9,044	9,044
Pension asset adjustment, net of income tax benefit of $3,123	—	—	—	(4,987)	(4,987)

Total comprehensive income					140,726

Cash dividends	—	—	(16,270)	—	(16,270)
Stock compensation granted, net	—	349	—	—	349
Common stock issued	3	3,499	—	—	3,502
Repurchase and retirement of common stock	(1)	(95)	—	—	(96)

Balance at January 28, 2006	$517	$537,676	$737,730	$(81,096)	$1,194,827

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$136,903	$124,076	$111,547
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments and store closing costs	3,707	2,957	—
Deferred income taxes	23,842	1,702	12,796
Depreciation and amortization	113,945	101,255	91,007
Restructuring charges	(1,580)	—	2,011
Pension curtailment	7,459	—	—
Gain on sale of property, equipment and investments	(7,301)	(1,883)	(14,843)
(Increase) decrease in:
Accounts receivable, net	(34,609)	(8,565)	23,299
Merchandise inventory	(33,693)	(31,618)	(8,752)
Prepaid expenses and other assets	(33,292)	498	(6,273)
Increase (decrease) in:
Accounts payable and accrued expenses	61,112	28,089	21,688
Accrued income taxes	571	(1,210)	11,417
Deferred compensation and other liabilities	(683)	27,684	11,379

Net cash provided by operating activities	236,381	242,985	255,276

Cash flows from investing activities:
Acquisition of Proffitt’s/ McRae’s, net of cash acquired	(620,970)	—	—
Proceeds from sale of credit card portfolio	321,289	—	—
Purchases of investments	(50)	(167)	—
Proceeds from sales of investments	990	100	2,475
Purchases of property and equipment	(169,673)	(142,235)	(109,371)
Proceeds from sales of property and equipment	74,244	5,076	27,671

Net cash used by investing activities	(394,170)	(137,226)	(79,225)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	828,781	19	53,436
Principal payments on long-term debt and capital lease obligations	(553,922)	(7,898)	(112,988)
Payments for redemption of interest rate swaps	(4,364)	—	—
Stock compensation tax benefit	1,411	183	—
Dividends paid	(16,270)	(24,700)	(15,029)
Repurchase of common stock	(95)	(7,170)	(26,685)

Net cash provided (used) by financing activities	255,541	(39,566)	(101,266)

Net increase in cash and cash equivalents	97,752	66,193	74,785
Cash and cash equivalents at beginning of period	232,264	166,071	91,286

Cash and cash equivalents at end of period	$330,016	$232,264	$166,071

Supplemental disclosures of cash flow information:
Interest paid	$33,235	$23,511	$26,693
Income taxes paid	57,611	65,060	35,695
Supplemental schedule of noncash investing and financing activities:
Increase in property and equipment through assumption of capital leases	2,111	1,212	2,571
Increase in property and equipment through capitalization of construction period rent	1,061	7,982	—
Increase in property and equipment through accrued purchases	17,736	9,290	22,136
Increase in long-term debt through other current assets	12,653	—	—
See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
      Belk, Inc. and its subsidiaries (the “Company”) operate retail department stores in 15 states primarily in the southeastern United States. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2007” refer to the period ending February 3, 2007; references to “fiscal year 2006” refer to the period ended January 28, 2006; references to “fiscal year 2005” refer to the period ended January 29, 2005; and references to “fiscal year 2004” refer to the period ended January 31, 2004.
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
      Significant estimates are required as part of determining the allowance for doubtful accounts, depreciation, amortization and recoverability of long-lived and intangible assets, recovery of goodwill, establishing restructuring and other reserves, and calculating retirement benefits.
Revenues
      Revenues include sales of merchandise and the net revenue received from leased departments of $12.5 million, $8.4 million and $7.6 million for fiscal years 2006, 2005, and 2004, respectively. Sales from retail operations are recorded at the time of delivery and reported net of merchandise returns. The reserve for returns is calculated as a percentage of sales based on historical return percentages.
Cost of Goods Sold
      Cost of goods sold includes occupancy and buying expenses. Occupancy expenses include rent, utilities and real estate taxes. Buying expenses include payroll and travel expenses associated with the buying function.
Finance Charges
      Selling, general and administrative expenses in the consolidated statements of income are reduced by finance charge and late fee revenue arising from customer accounts receivable. Finance charge and late fee revenues were $66.6 million, $69.2 million and $63.0 million in fiscal years 2006, 2005, and 2004, respectively.
Pre-Opening Costs
      Store pre-opening costs are expensed as incurred.
Advertising
      Advertising costs, net of co-op recoveries from suppliers, are expensed as incurred and amounted to $89.3 million, $69.1 million and $63.3 million in fiscal years 2006, 2005, and 2004, respectively.

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
Property and Equipment, Net
      Property and equipment owned by the Company is stated at cost less accumulated depreciation. Property and equipment leased by the Company under capital leases are stated at an amount equal to the present value of the minimum lease payments less accumulated amortization. Depreciation and amortization are provided utilizing straight-line and various accelerated methods over the shorter of estimated asset lives or related lease terms. The Company also amortizes the depreciation of leasehold improvements over the expected lease term that would include cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the date the assets are placed in service, to be reasonably assured. In fiscal year 2005 the Company implemented a new accounting policy to capitalize rent expense during a store’s construction period. In accordance with Staff Position FAS 13-1, the Company will expense construction period rent as incurred starting in fiscal year 2007.
Goodwill
      Goodwill and other intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and other intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
      As of January 28, 2006 (the date of the Company’s most recent impairment test) the fair value of the reporting unit exceeded the carrying amount and no impairment charge was recorded.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Rent Expense
      The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences on the date when the company gains control of the property. Rent expense during store construction is included in leasehold improvement costs. In accordance with Staff Position FAS 13-1, the Company will expense construction period rent as incurred starting in fiscal year 2007.
Vendor Allowances
      The Company receives allowances from its vendors through a variety of programs and arrangements, including markdown reimbursement programs. These vendor allowances are generally intended to offset the Company’s costs of selling the vendors’ products in its stores. Allowances are recognized in the period in which the Company completes its obligations under the vendor agreements. Most incentives are deducted from amounts owed to the vendor at the time the Company completes its obligations to the vendor or shortly thereafter. The following summarizes the types of vendor incentives and the Company’s applicable accounting policy:

•	Advertising allowances — Represents reimbursement of advertising costs initially funded by the Company. Amounts are recognized as a reduction to selling, general and administrative expenses in the period that the advertising expense is incurred.

•	Markdown allowances — Represents reimbursement for the cost of markdowns to the selling price of the vendor’s merchandise. Amounts are recognized as a reduction to cost of goods sold in the later of the period that the merchandise is marked down or the reimbursement is negotiated. Amounts received prior to recognizing the markdowns are recorded as a reduction to the cost of inventory.

•	Payroll allowances — Represents reimbursement for payroll costs. Amounts are recognized as a reduction to SG&A expense in the period that the payroll cost is incurred.
Stock Based Compensation
      The Company adopted the Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share Based Payment” (“SFAS 123R”), during the fourth quarter of fiscal year 2005. The Company had previously accounted for stock based compensation under the guidelines of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the Company to account for stock based compensation using the grant date fair value of share awards and the estimated number of shares that will ultimately be issued in conjunction with each award. The Company elected to apply the standard using the modified retrospective method of adoption, where the standard would only impact stock based compensation expense in fiscal year 2005 and future years. The adoption of SFAS 123R resulted in a $3.6 million reduction in compensation costs, a component of selling, general and administrative expenses, in fiscal year 2005. The application of SFAS 123R did not have an impact on the overall cash flows of the Company. As of January 28, 2006, the Company had three stock based compensation programs, that are described in Note 20.
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

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Intangible Assets, Net
      Leasehold intangibles, which represent the excess of fair value over the carrying value of leaseholds, are amortized on a straight-line basis over the remaining terms of the lease agreements and are included in property and equipment, net. Customer relationships, which represent the value of customer relationships obtained in acquisitions or purchased, are amortized on a straight-line basis over their estimated useful life and are included in other assets. The carrying value of intangible assets is reviewed by the Company’s management to assess the recoverability of the assets when facts or circumstances exist that indicate that the carrying value may no longer be recoverable.
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
      During the fourth quarter of fiscal year 2006, the Company de-designated and terminated interest rate swaps with a combined notional value of $125.0 million. The interest rate swaps were being used to hedge variable rate debt that was paid off during the fourth quarter of fiscal year 2006. The Company also de-designated forward starting interest rate swaps with a combined notional value of $125.0 million during the fourth quarter of fiscal year 2006 and subsequently terminated an interest rate swap with a notional value of $50.0 million during fiscal year 2007.
      During the first quarter of fiscal year 2005, the Company terminated two interest rate swaps with a combined notional value of $50.0 million. The interest rate swaps had previously been dedesignated as cash flow hedges during the third quarter of fiscal year 2004.
      The Company holds $125.0 million of interest rate swaps that hedge the Company’s $125.0 million bond facility through maturity in 2008. As of January 28, 2006 and January 29, 2005, the Company had swaps with a negative fair value of $4.6 million and $21.3 million, respectively. As of January 28, 2006 and January 29, 2005, $3.5 million and $21.3 million of the Company’s interest rate swaps were designated as a cash flow hedge of forecasted cash flows associated with the Company’s borrowings. For fiscal year 2005, $0.5 million of the Company’s swap liability related to contracts with option provisions that are excluded from hedge accounting treatment. Any hedge ineffectiveness is recorded as a component of interest expense. During fiscal years 2006 and 2005, there was no material hedge ineffectiveness recorded by the Company. The change in the swap liability for contracts with option provisions is recorded in interest expense on the consolidated statement of income. The Company recorded $0.1 million to interest expense and $0.4 million as an offset to interest expense related to the change in swap liability for contracts with option provisions for the twelve months ended January 28, 2006 and January 29, 2005.
Implementation of New Accounting Standards
      In March, 2005, the Financial Accounting Standards Board (“FASB”) Issued Interpretation 47 “Accounting for Conditional Asset retirement Obligations” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” and refers to a legal obligation to perform an asset retirement activity in which the timing or

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. Conditional asset retirement obligations recorded in the consolidated balance sheet due to the implementation of FIN 47 will be reported as a cumulative-effect adjustment in the consolidated statement of income.
      On January 28, 2006, the Company adopted FIN 47 and determined that there is a regulatory obligation to abate asbestos when it is disturbed, usually from construction activities during remodeling, expansion or closure. The Company has a number of stores that may have potential exposure to asbestos abatement if the Company elected to perform construction activities in these stores that disturb the existing asbestos. The Company is unable to compute the obligation at January 28, 2006 for the stores not currently scheduled for such activities because it cannot determine if or when such activities would occur. The Company has evaluated its exposure at stores scheduled to have such activities and recorded an asset retirement obligation of $0.3 million as of January 28, 2006. The cumulative-effect adjustment recorded in fiscal 2006 is an expense of $0.2 million.
      In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. EITF 05-6 addresses the amortization for leasehold improvements in operating leases that are either placed in service significantly after and not contemplated at or near the beginning of the initial lease term, or acquired in a business combination. EITF 05-6 was effective for reporting periods beginning after June 20, 2005. The adoption of EITF 05-6 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
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

(2)	Proffitt’s and McRae’s Acquisition
      Effective on July 3, 2005, the Company completed the acquisition of 22 Proffitt’s stores and 25 McRae’s stores from Saks Incorporated (“Saks”) at a purchase price of $622.3 million. Proffitt’s and McRae’s are regional department stores located in 11 of the 14 Southeastern states where the Company’s stores operate. The acquisition was initially financed with proceeds from cash on hand, borrowings from its existing note payable, a new bank credit facility and a new bridge credit facility (“the Bridge Loan”). The Company subsequently repaid the Bridge Loan with proceeds from the issuance of senior notes. The Company’s existing debt facilities are described further in footnote 15.
      The transaction was accounted for using the purchase method of accounting as required by FASB Statement No. 141, “Business Combinations.” The results of Proffitt’s and McRae’s have been included in the consolidated financial statements from the date of acquisition.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed, which includes transaction costs:

Dollars in thousands

Inventory	$142,057
Other current assets	2,817
Property, plant and equipment	282,729
Goodwill	246,113
Intangible assets	750
Net deferred tax asset	9,710
Other assets	5,691

Total assets acquired	689,867

Current liabilities	56,281
Long-term liabilities	11,276

Total liabilities assumed	67,557

Net Assets Acquired	$622,310

      In connection with the acquisition, the Company closed the Proffitt’s and McRae’s division headquarters in Alcoa, Tennessee and certain store locations. At the date of acquisition, the Company established reserves totaling $10.8 million, including $8.6 million in severance costs for employees to be terminated, $1.2 million in relocation costs for employees eligible for transfers and $1.0 million for post-closing real estate holding costs. As of January 28, 2006, the remaining balance of those reserves was $1.0 million, including $0.8 million for post-closing real estate holding costs and $0.2 million in severance and relocation costs.
      The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of fiscal year 2006:

Twelve Months
Ended
January 28, 2006

(Dollars in thousands)
Net sales	$3,232,034
Net income	123,576
Earnings per share, basic and diluted	2.39
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

(3)	Sale of Credit Card Portfolio
      On January 28, 2006, GE Money Bank “GE” purchased the Company’s private label credit card accounts and related customer accounts receivable for $321.3 million. Approximately $125.0 million of the proceeds from the transaction were used to pay off the note payable which had been secured by the customer

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounts receivable. The Company recognized a gain of $3.1 million in connection with the sale of the credit card portfolio.
      In a separate but related transaction, GE purchased customer credit card accounts and related accounts receivable from HSBC Bank Nevada, National Association, from which the Company had purchased the rights to as part of the acquisition of the 47 Proffitt’s and McRae’s stores (the “PM Credit Card Portfolio”). The Company recorded an intangible asset of $9.3 million representing the amount paid by the Company to HSBC to permit the sale of the PM Credit Card Portfolio to GE. This intangible asset will be amortized on a straight-line basis over the 10-year term of the Belk/GE program agreement (“Program Agreement”) as described below.
      In connection with the sale of the Company’s credit card portfolio and GE’s purchase of the PM Credit Card Portfolio, Belk and GE entered into a 10-year credit card program agreement. This Program Agreement sets forth the terms and conditions under which GE will issue credit cards to Belk’s customers. The Company will be paid a percentage of net credit sales, as defined by the Program Agreement, for future credit card sales. Under the terms of the Program Agreement Belk is required to perform certain duties, including providing interim servicing and receiving and remitting in-store payments on behalf of GE. Belk will receive fees for these activities. Interim servicing is expected to end in April 2006. No payments were due under this agreement as of January 28, 2006. Future amounts earned under the Program Agreement will be recorded as a reduction of selling, general and administrative expenses.

(4)	VISA Settlement
      The Company was a member of the plaintiffs’ class in the Visa Check/MasterMoney Antitrust Litigation (the “VISA Settlement”), a class action lawsuit in which the class consisted of all businesses and organizations in the United States that accepted Visa and MasterCard debit and credit cards for payment at any time during the period October 25, 1992 to June 21, 2003. The class plaintiffs claimed that, through their “Honor All Cards” policies, Visa and MasterCard forced merchants to accept Visa and MasterCard signature debit card transactions at super competitive prices. In April 2003, Visa and MasterCard settled with the plaintiffs’ class by agreeing to pay $3.05 billion over time into a settlement fund. During the third quarter, the Company received notice that its portion of the VISA Settlement was approximately $1.7 million. The Company recorded this amount as a reduction to selling, general and administrative expenses during fiscal year 2006.

(5)	Hurricane Katrina
      The Company operates 20 stores in the areas that were affected by Hurricane Katrina. Operations were interrupted at 13 store locations, with the most significant physical damage at the Company’s Biloxi, Mississippi location. As of November 4, 2005, all store locations had been reopened for business. The Company maintains insurance coverage for windstorm, property, flood damage and business interruption, and has received and anticipates further receipt of insurance proceeds to cover losses due to the hurricane. For fiscal year 2006, the Company recorded $1.0 million of expenses related to the impact of Hurricane Katrina, consisting of expenses incurred of $4.8 million, netted against insurance proceeds of $3.8 million. In addition, the Company recognized $3.9 million of insurance proceeds as reimbursement for damaged merchandise with a book value of $3.6 million and $9.8 million of insurance proceeds in connection with the write-off of fixed assets with a net book value of $5.0 million. Additional expenses and recoveries are expected as reconstruction and repairs continue at affected store locations and additional claims are filed with insurance carriers.

(6)	Asset Impairment and Store Closing Costs
      In fiscal year 2006, the Company recorded a $1.2 million asset impairment charge for assets related to a software development project that was abandoned, a $2.8 million charge for costs associated with the

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impairment and demolition of a portion of its corporate office building, a $0.2 million charge related to two store closings and a $0.5 million reduction to previously established reserves.
      During fiscal year 2005, the Company recorded $3.0 million of exit costs related to the closing of six stores in fiscal year 2005 and one store to be closed in fiscal year 2006. The exit costs consisted primarily of the loss on abandonment of leasehold improvements, post-closing real estate lease obligations and severance costs.
      As of January 28, 2006 and January 29, 2005 the remaining reserve balance for post-closing real estate lease obligations was $0.8 million and $2.5 million, respectively. The Company does not anticipate incurring significant additional exit costs in connection with the store closings.

(7)	Lease Accounting
      Historically rent expense was recorded on a straight-line basis over the non-cancelable lease term beginning on the date when the rent is first assessed, which is typically the store opening date. The depreciable lives of certain leasehold improvements and long-lived assets on those properties extended beyond the non-cancelable lease term.
      The Company believed that its accounting treatment was permitted under generally accepted accounting principles and that such treatment was consistent with the practices of other companies in the retail industry. However, on February 7, 2005, the Chief Accountant of the U.S. Securities and Exchange Commission (“SEC”) released a letter expressing the SEC’s views on certain lease accounting matters. The Company has identified areas where its historical accounting practices differ from the SEC’s views and adjusted its accounting policies as follows to comply with the SEC’s guidance: i) conform the depreciable lives for buildings on leased land and other leasehold improvements to the shorter of the economic life of the asset or the lease term used for determining the capital versus operating lease classification and calculating straight-line rent; ii) include pre-opening rent-free periods and cancelable option periods in the calculation of straight-line rent expense where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the inception of the lease, to be reasonably assured; and iii) capitalize rent costs during the store construction period. The Company has recorded the life-to-date accounting impact of correcting for these errors in fiscal year 2005.
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

(8)	Restructuring Charge
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
      During fiscal year 2004, the Company increased the estimated post-closing real estate lease obligations by $2.0 million. During fiscal year 2006, the Company sublet the Summerville, SC distribution center and, as a result, reduced its reserves for post-closing real estate obligations by $1.6 million.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of January 28, 2006 and January 29, 2005 the remaining logistics restructuring reserve balance for post-closing real estate lease obligations was $0.5 million and $2.7 million, respectively. The Company does not anticipate incurring significant additional exit costs in connection with the logistics restructuring.
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

(9)	Accumulated Other Comprehensive Loss
      The following table sets forth the components of accumulated other comprehensive loss:

	January 28,	January 29,
	2006	2005

	(Dollars in thousands)
Unrealized loss on interest rate swaps, net of $991 and $6,269 income tax benefit as of January 28, 2006 and January 29, 2005, respectively	$(1,630)	$(10,674)
Unrealized gains on investments, net of $987 and $1,125 income tax expense as of January 28, 2006 and January 29, 2005, respectively	1,705	1,939
Pension asset adjustment, net of income tax benefit of $47,866 and $44,743 as of January 28, 2006 and January 29, 2005, respectively	(81,171)	(76,184)

Accumulated other comprehensive loss	$(81,096)	$(84,919)

(10)	Accounts Receivable, Net
      Customer receivables arise primarily under open-end revolving credit accounts used to finance purchases of merchandise from the Company. These accounts have various billing and payment structures, including varying minimum payment levels. Installments of deferred payment accounts receivable maturing after one year are included in current assets in accordance with industry practice. All customer accounts receivable were sold to GE effective January 28, 2006.
      The Company provides an allowance for doubtful accounts that is determined based on a number of factors, including delinquency rates, bankruptcy filings, historical charge-off patterns and management judgment.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accounts receivable, net consists of:

	January 28,	January 29,
	2006	2005

	(Dollars in thousands)
Customer receivables	$—	$313,361
Other receivables	36,199	16,331
Less allowance for doubtful accounts	(82)	(9,986)

Accounts receivable, net	$36,117	$319,706

      Changes in the allowance for doubtful accounts are as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

	(Dollars in thousands)
Balance, beginning of year	$9,986	$13,036	$11,729
Charged to expense	9,350	11,661	17,536
Net uncollectible balances written off	(11,349)	(14,711)	(16,229)
Reduction for sale of customer accounts receivable	(7,905)	—	—

Balance, end of year	$82	$9,986	$13,036

(11)	Investment Securities
      Held-to-maturity securities consist of federal, state and local debt securities. Details of investments in held-to-maturity securities are as follows:

	January 28,	January 29,
	2006	2005

	(Dollars in thousands)
Amortized cost	$475	$425
Gross unrealized (loss) gain	(3)	7

Fair value	$472	$432

      At January 28, 2006, scheduled maturities of held-to-maturity securities are as follows:

		Amortized
	Fair Value	Cost

	(Dollars in thousands)
One to five years	$30	$30
Six to ten years	—	—
After ten years	442	445

	$472	$475

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Available-for-sale securities consist primarily of equity investments. Details of investments in available-for-sale securities are as follows:

	January 28,	January 29,
	2006	2005

	(Dollars in thousands)
Cost	$3,010	$3,405
Gross unrealized gains	2,711	3,084

Fair value of securities	$5,721	$6,489

      Details of realized gains and losses are as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

	(Dollars in thousands)
Gross realized gains on sales of securities	$606	$396	$1,000
Gross realized losses on sales of securities	—	(49)	(1)
Losses on other than temporary declines in market values	—	(155)	—

Net realized gain	$606	$192	$999

(12)	Property and Equipment, net
      Details of property and equipment, net are as follows:

	Estimated	January 28,	January 29,
	lives	2006	2005

	(Dollars in thousands)
Land	n/a	$53,168	$23,500
Buildings	15-40	920,289	737,105
Furniture, fixtures and equipment	3-7	806,441	629,199
Property under capital leases	5-25	50,850	73,020
Construction in progress	n/a	32,846	33,039

		1,863,594	1,495,863
Less accumulated depreciation and amortization		(825,344)	(760,997)

Property and equipment, net		$1,038,250	$734,866

(13)	Sale of Properties
      During fiscal year 2006, the Company sold a portion of its headquarters building located in Charlotte, NC for $47.2 million. The Company also entered into a lease arrangement with the purchaser of the property to lease the property for a term of 15 years. The sale and leaseback transactions have been accounted for as a sale-leaseback under FAS 98, Accounting for Leases, and the gain on the sale of the property of $31.4 million has been deferred and will be recognized ratably over the 15-year lease term.
      During fiscal year 2004, the Company sold investment property located in downtown Charlotte, NC and land located in Greenville, SC for a net sales price of $21.9 million and $3.7 million, respectively. The Company recognized a gain of $12.5 million, net of $7.4 million tax expense, on the sale of these properties,

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which is included in gain on sale of property, equipment and investments on the consolidated statements of income.

(14)	Accrued Expenses
      Accrued expenses are comprised of the following:

	January 28,	January 29,
	2006	2005

	(Dollars in thousands)
Salaries, wages and employee benefits	$26,594	$23,582
Interest	3,157	2,692
Rent	5,913	4,051
Taxes, other than income	16,829	10,261
Store closing and restructuring reserves	941	3,100
Self insurance reserves	6,165	6,010
Advertising	4,470	2,048
Accrued capital expenditures	17,736	9,290
Other	35,540	15,464

Accrued Expenses	$117,345	$76,498

(15)	Borrowings
      Long-term debt, principally due to banks, and capital lease obligations consist of the following:

	January 28,	January 29,
	2006	2005

	(Dollars in thousands)
Bond facility	$125,000	$125,000
Note payable	—	125,025
Credit facility term loan	200,000	—
Senior notes	200,000	—
Sale/leaseback financing	13,681	18,846
Capital lease agreements through August 2020	31,153	32,415
State bond facility	21,000	—
Unsecured notes payable	67	133

	590,901	301,419
Less current installments	(16,807)	(8,199)

Long-term debt and capital lease obligations, excluding current installments	$574,094	$293,220

      The annual maturities of long-term debt and capital lease obligations over the next five years as of January 28, 2006 are $16.8 million, $3.1 million, $128.3 million, $3.1 million, and $202.6 million, respectively.
      The bond facility matures in July 2008 and bears interest at a variable rate based on the market for the bonds that has historically approximated one-month LIBOR plus 70 basis points. During fiscal year 2006, the Company terminated the $250.0 million variable rate note (the “note payable”) that was scheduled to mature in April 2008. The Company paid the outstanding $125.0 million balance on the note payable in connection with its sale of the Belk Proprietary Credit Card accounts receivable.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On April 30, 1999, the Company sold certain leasehold improvements for $42.0 million and is leasing them back through fiscal year 2008. The Company has the option to repurchase the leasehold improvements in May 2006 or at the end of the lease. In accordance with SFAS No. 98, “Accounting for Leases,” and SFAS No. 66, “Accounting for Sales of Real Estate,” the Company is accounting for the sale-leaseback as financing. The effective interest rate on the facility is 7.27%.
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
      The Company has entered into interest rate swap agreements with various financial institutions to manage the exposure to changes in interest rates on its variable rate indebtedness. The amount of indebtedness covered by the interest rate swaps is $125.0 million for fiscal years 2007 through 2009 (see Note 1). The Company dedesignated and terminated interest rate swaps with a combined notional value of $125.0 million in connection with the debt termination. The Company also de-designated forward starting interest rate swaps with a combined notional value of $125 million during the fourth quarter of fiscal year 2006 and subsequently terminated a $50 million notional amount interest rate swap during fiscal year 2007.
      During fiscal year 2006, the Company replaced its $330.0 million credit facility with a $580.0 million credit facility that expires in July 2010. Up until July 2008, under certain circumstances the credit facility may be increased to $680.0 million at the Company’s request. The credit facility allows for up to $250.0 million of outstanding letters of credit. The current interest rate payable under the credit facility is based on LIBOR plus 75 basis points or prime. The credit facility contains restrictive covenants and financial covenants including leverage and fixed charge coverage ratios. The Company had $138.8 million of standby letters of credit and a $200.0 million term loan outstanding under the credit facility at January 28, 2006.
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

(16)	Leases
      The Company leases certain of its stores, warehouse facilities and equipment. The majority of these leases will expire over the next 15 years. The leases usually contain renewal options and provide for payment by the lessee of real estate taxes and other expenses and, in certain instances, contingent rentals determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities. Assets under capital lease and accumulated amortization were $50.8 million and $26.5 million, respectively, at January 28, 2006 and are included in property and equipment, net.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum lease payments under noncancelable leases, net of future minimum sublease rental income under noncancelable subleases, as of January 28, 2006 were as follows:

Fiscal Year	Capital	Operating

	(Dollars in thousands)
2007	$4,756	$44,461
2008	4,784	41,001
2009	4,822	36,824
2010	4,494	32,958
2011	4,397	28,683
After 2011	20,860	174,534

Total	44,113	358,461
Less sublease rental income	—	(1,571)

Net rentals	44,113	$356,890

Less imputed interest	(12,960)

Present value of minimum lease payments	31,153
Less current portion	(3,059)

	$28,094

      Net rental expense for all operating leases consists of the following:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

	(Dollars in thousands)
Buildings:
Minimum rentals	$40,972	$33,906	$29,834
Contingent rentals	4,205	3,507	3,323
Sublease rental income	(524)	(493)	(663)
Equipment	1,567	1,366	1,657

Total net rental expense	$46,220	$38,286	$34,151

(17)	Income Taxes
      Federal and state income tax expense from continuing operations was as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

	(Dollars in thousands)
Current:
Federal	$52,867	$57,157	$41,689
State	4,189	4,670	3,953

	57,056	61,827	45,642

Deferred:
Federal	18,017	7,742	12,292
State	1,427	631	1,166

	19,444	8,373	13,458

Income taxes	$76,500	$70,200	$59,100

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation between income taxes from continuing operations and income tax expense computed using the federal statutory income tax rate of 35% is as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

	(Dollars in thousands)
Income tax at the statutory federal rate	$74,744	$67,996	$59,727
State income taxes, net of federal income tax benefit	3,011	3,447	3,328
Increase in Cash Surrender Value of Officers’ Life Insurance	(3,396)	(3,120)	(3,297)
Other	2,141	1,877	(658)

Income taxes	$76,500	$70,200	$59,100

      Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consist of:

	January 28,	January 29,
	2006	2005

	(Dollars in thousands)
Deferred tax assets:
Prepaid pension costs	$21,922	$10,953
Benefit plan costs	29,259	28,737
Restructuring and other reserves	13,413	13,102
Inventory capitalization	2,028	6,151
Allowance for doubtful accounts	—	3,755
Tax carryovers	2,294	2,405
Interest rate swaps	2,167	7,768
Prepaid rent	4,807	4,575
Other	5,065	4,655

Gross deferred tax assets	80,955	82,101
Less valuation allowance	(437)	(548)

Net deferred tax assets	80,518	81,553

Deferred tax liabilities
Property and equipment	68,871	73,762
Inventory	33,241	22,870
Investment securities	2,207	2,438
Goodwill	3,362	—
Other	7,409	6,715

Gross deferred tax liabilities	115,090	105,785

Net deferred tax liabilities	$34,572	$24,232

      In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the temporary differences becoming deductible. Management considers the

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.
      During fiscal year 2006 and fiscal year 2005 the Company recognized $1.4 million and $0.2 million, respectively, of deferred tax benefits in connection with the issuance of stock compensation awards.
      As of January 28, 2006, the Company has net operating loss carryforwards for federal and state income tax purposes of $1.1 million and $5.8 million, respectively, and state job credits of $2.2 million, which are available to offset future taxable income, if any. These carryforwards expire at various intervals through fiscal year 2021. Some of the loss carryforwards are limited to an annual deduction of approximately $0.3 million under a provision of IRC Section 382. In addition, the Company has alternative minimum tax net operating loss carryforwards of $2.8 million, which are available to reduce future alternative minimum taxable income at various intervals expiring through fiscal year 2011.

(18)	Pension And Postretirement Benefits
      Effective January 1, 2006, the Company amended its defined benefit pension plan to close the plan to new participants on December 31, 2005 and freeze accruals as of January 1, 2006 for participants under age 40, participants with less than 5 years of vesting service and for certain officers. The plan change resulted in a curtailment charge of $7.5 million during fiscal year 2006.
      Effective January 1, 2005 the pension formula was modified for service on or after that date for all employees. Changes to the pension formula consist primarily of automatic updates of employee compensation amounts used to compute benefits and revised contribution rates. Previously the employee compensation updates were optional and earnings during the most recent update were used for all credited years of service. Under the new formula, the earnings update is automatic and applies only to credited years of service related to that update. On March 7, 2005, the Company made an optional $6.0 million contribution to its defined benefit pension plan.
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

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The change in the projected benefit obligation, change in plan assets, funded status, amounts recognized and unrecognized, net periodic benefit cost and actuarial assumptions are as follows:

	Pension Benefits		Postretirement Benefits

	January 28,	January 29,	January 28,	January 29,
	2006	2005	2006	2005

	(dollars in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$362,073	$332,946	$26,058	$24,431
Service cost	5,077	10,345	156	213
Interest cost	21,423	21,230	1,502	1,535
Plan amendments	8,022	—	—	—
Actuarial loss	8,509	19,019	3,273	2,327
Benefits paid	(22,771)	(21,467)	(2,681)	(2,448)

Benefit obligation at end of year	382,333	362,073	28,308	26,058

Change in plan assets:
Fair value of plan assets at beginning of year	309,454	314,307	—	—
Actual return on plan assets	25,877	16,614	—	—
Contributions to plan	6,000	—	2,681	2,448
Benefits paid	(22,771)	(21,467)	(2,681)	(2,448)

Fair value of plan assets at end of year	318,560	309,454	—	—

Funded Status	(63,773)	(52,619)	(28,308)	(26,058)
Unrecognized net transition obligation	—	—	1,832	2,094
Unrecognized prior service costs	5,470	4,211	—	—
Unrecognized net (gain) loss	129,037	134,204	222	(3,448)

Net prepaid (accrued)	$70,734	$85,796	$(26,254)	$(27,412)

Amounts recognized in the consolidated balance sheets consist of:
Minimum pension liability	$(63,773)	$(39,341)
Pension asset	5,470	4,210
Accumulated other comprehensive loss	129,037	120,927

	$70,734	$85,796

Obligation and funded status at November 1, 2005 and 2004, respectively:
Projected benefit obligation	$382,333	$362,073	$28,308	$26,058
Accumulated benefit obligation	382,333	348,796	N/A	N/A
Fair value of plan assets	318,560	309,454	—	—

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Weighted average assumptions were:

	Pension Plan			Postretirement Plan

	January 28,	January 29,	January 31,	January 28,	January 29,	January 31,
	2006	2005	2004	2006	2005	2004

Discount rates	5.750%	5.875%	6.375%	5.750%	5.875%	6.375%
Rates of compensation increase	3.0	3.0	4.0	N/A	N/A	N/A
Return on plan assets	8.5	8.5	8.5	N/A	N/A	N/A
      The measurement date for the defined benefit pension plan and post retirement benefits is November 1. For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal year 2006; the rate was assumed to decrease to 5.5% gradually over the next 3 years and remain at that level for fiscal years thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation as of January 28, 2006 by $0.7 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended January 28, 2006 by $0.1 million. Decreasing the assumed health care cost trend rates by one percentage point would decrease the accumulated postretirement benefit obligation as of January 28, 2006 by $0.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended January 28, 2006 by $0.1 million. The Company’s investment earnings assumption for the pension plan is based on the allocation of asset classes and their historical market returns thereon.
      The asset allocation for the pension plan is as follows:

		Percentage of Plan Assets at Year End
	Target Allocation
		January 28,	January 29,	January 31,
	February 3, 2007	2006	2005	2004

Equity Securities	65%	70%	66%	68%
Fixed Income	35%	29%	31%	30%
Cash	0%	1%	3%	2%

Total	100%	100%	100%	100%
      The Company expects to have the following payments related to its pension and postretirement plans in the coming years:

Calendar Year	Pension Plan	Postretirement Plan

	(Dollars in thousands)
2006	$21,716	$2,760
2007	22,095	2,733
2008	22,470	2,762
2009	23,048	2,735
2010	23,694	2,710
2011 — 2015	132,674	12,816

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of net periodic benefit expense are as follows:

	Pension Plan			Postretirement Plan

	52 Weeks	52 Weeks	52 Weeks	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended	Ended
	January 28,	January 29,	January 31,	January 28,	January 29,	January 31,
	2006	2005	2004	2006	2005	2004

	(Dollars in thousands)
Service cost	$5,077	$10,345	$11,521	$156	$213	$290
Interest cost	21,423	21,230	20,630	1,502	1,535	1,931
Expected return on assets	(25,198)	(26,233)	(26,537)	—	—	—
Amortization of unrecognized items:
Net transition (asset) obligation	—	—	—	262	262	262
Prior service cost	1,362	276	276	—	—	—
Net losses (gains)	10,939	8,381	3,674	(425)	(497)	(276)

Annual benefit expense	13,603	13,999	9,564	1,495	1,513	2,207

Pension curtailment	7,459	—	—	—	—	—

Total expense	$21,062	$13,999	$9,564	$1,495	$1,513	$2,207

(19)	Other Employee Benefits
      The Belk Employees’ Health Care Plan provides medical and dental benefits to substantially all full-time employees. This Plan is “self-funded” for medical and dental benefits through a 501 (c) (9) Trust. The Group Life Insurance Plan and The Belk Employees Short Term Disability Insurance Plan provide insurance to substantially all full-time employees and are fully insured through contracts issued by insurance companies. Contributions by the Company under these plans amounted to approximately $34.9 million, $28.8 million and $26.3 million in fiscal years 2006, 2005, and 2004, respectively.
      The Belk 401(k) Savings Plan, a contributory, defined contribution multi-employer plan, provides benefits for substantially all employees. The contributions to the 401(k) Savings Plan are comprised of a matching contribution, generally 50% of the employees’ contribution up to 6% of eligible compensation. A basic contribution is also given to certain employees resulting from a prior benefit formula, generally approximately 2% of eligible compensation, regardless of the employees’ contributions. Effective January 1, 2006, the plan was amended to provide an additional matching benefit for all new associates and for those associates whose benefit was frozen under the defined benefit contribution plan. Generally, the matching contribution was increased from 50% to 100% of the employee’s contribution. The cost of the plan was $9.3 million, $8.9 million and $9.5 million in fiscal years 2006, 2005, and 2004, respectively.
      Effective January 1, 2004, the Company established a non-qualified 401(k) Restoration Plan for highly compensated employees, as defined by ERISA. The Plan provides contributions to a participants’ account ranging from 2% to 4.5% of eligible compensation to restore benefits limited in the qualified 401(k) plan. Participants can contribute up to 25% of eligible compensation. The cost of the plan in fiscal year 2006 and 2005 was approximately $1.0 million and $0.4 million, respectively.
      On April 1, 2004, certain participants elected to waive their benefits in the Company’s existing non-qualified defined benefit Supplemental Executive Retirement Plan (“Old SERP”) in exchange for participation in the Company’s new non-qualified defined contribution 2004 Supplemental Executive Retirement Plan

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On a combined basis, Old SERP and 2004 SERP costs including the curtailment and settlement cost charged to operations were approximately $2.6 million, $4.2 million and $1.6 million in fiscal years 2006, 2005, and 2004, respectively. As of January 28, 2006 and January 29, 2005, the projected benefit obligation for Old SERP was $11.9 million and $12.3 million, respectively. The corresponding accrued obligation of $11.0 million and $11.4 million as of January 28, 2006 and January 29, 2005, respectively, has been recorded in deferred compensation and other non-current liabilities. The effective discount rates used in determining the net periodic Old SERP liability as of January 28, 2006, January 29, 2005, and January 31, 2004 was 5.75%, 5.875% and 6.375%, respectively. Actuarial gains and losses are amortized over the average remaining service lives of the participants.
      Certain eligible employees participate in a non-qualified Deferred Compensation Plan (“DCP”). Participants in the DCP have elected to defer a portion of their regular compensation subject to certain limitations prescribed by the DCP. The Company is required to pay interest on the employees’ deferred compensation at various rates that have historically been between 7% and 15%. Interest cost related to the plan and charged to interest expense was $3.7 million in fiscal years 2006, 2005, and 2004.

(20)	Stock-Based Compensation
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
      Compensation cost for the Plan was $3.1 million, $3.5 million and $3.4 million net of income tax benefits of $1.9 million, $2.1 million and $2.0 million for fiscal years 2006, 2005, and 2004, respectively.
Performance Based Stock Award Plans
      In fiscal year 2001 the Company implemented a performance based stock award program (the “Long Term Incentive Plan” or “LTI Plan”) and at the beginning of that fiscal year and each fiscal year thereafter the Company grants certain key executives stock awards under the LTI Plan. Shares awarded under the LTI Plan vary based on company results versus specified cumulative three-year performance targets and generally vest at the end of each three-year period. No monetary consideration is paid by employees who receive LTI plan stock awards.
      LTI Plan compensation costs recorded under SFAS 123R are computed using the fair value stock price on the grant date based on a third party valuation and the estimated expected attainment of performance goals

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on internal projections. The Company issues new shares of common stock as the awards vest at the end of each three-year period. As of January 28, 2006, there was $3.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the LTI Plan; that cost will be recognized as compensation costs over the next two fiscal years.
      Activity under the LTI plan during the year ended January 28, 2006 is as follows:

		Weighted-Average
		Grant Date Fair Value
	Shares	per Share

	(In thousands)
Nonvested at January 29, 2005	678	$9.89
Granted	270	15.60
Changes in Performance Estimates	(46)	12.60
Vested	(374)	9.20
Forfeited	(18)	10.94

Nonvested at January 28, 2006	510	12.65

      In fiscal year 2006, the Company implemented a performance-based stock award program (the “2005 Executive Transition Incentive Plan” or the “ETI Plan”). Shares awarded under the ETI Plan vary based upon Company results versus specified performance targets and vest at the end of each of the two one-year performance periods. No monetary consideration is paid by employees who receive the ETI Plan stock awards.
      ETI Plan compensation costs recorded under SFAS 123(R) are computed using the fair value stock price on the grant date based on a third party valuation and the estimated expected attainment of performance goals using internal projections. The Company will issue new shares of common stock as the awards vest at the end of each performance period. At January 28, 2006, there was approximately $3.2 million of unrecognized compensation cost related to non-vested share-based compensation arrangements under the ETI Plan; that cost will be recognized as compensation cost over the performance period.
      Activity under the ETI Plan during the year ended January 28, 2006 is as follows:

		Weighted-Average
		Grant Date Fair Value
	Shares	per Share

	(In thousands)
Nonvested at January 29, 2005	—	$—
Granted	325	17.00
Changes in Performance Estimates	(81)	17.00
Vested	—	—
Forfeited	(7)	17.00

Nonvested at January 28, 2006	237	17.00

Key Executive Share Grant Program
      In fiscal year 2003, the Company created an incentive stock plan aimed at retaining certain key executives (the “Key Executive Share Grant Program”). Shares granted under the Key Executive Share Grant Program vest incrementally over a three-year term ending July 31, 2005 and are issued at the end of each 12 month vesting period. No monetary consideration is paid by employees who receive incentive stock awards.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Key Executive Share Grant Program compensation costs recorded under SFAS 123R are computed using the fair value stock price on the grant date based on a third party valuation. The Company issues new shares of common stock as the awards incrementally vest.
      Activity under the Key Executive Share Grant Program during the year ended January 28, 2006 is as follows:

		Weighted-Average
		Grant Date Fair Value
	Shares	per Share

	(In thousands)
Nonvested at January 29, 2005	262	$8.00
Vested	(262)	8.00
Forfeited	—	—

Nonvested at January 28, 2006	—	—

(21)	Fair Value of Financial Instruments
      Carrying values approximate fair values for financial instruments that are short-term in nature, such as cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and lines of credit. The fair value of other financial instruments are as follows:

	January 28, 2006		January 29, 2005

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(Dollars in thousands)
Long-term debt (excluding capitalized leases)	$559,748	$554,743	$269,004	$267,630
Interest rate swap liability	4,641	4,641	21,305	21,305
Investment securities	6,196	6,193	6,914	6,921
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

(22)	Stockholders’ Equity
      Authorized capital stock of Belk, Inc. includes 200 million shares of Class A common stock, 200 million shares of Class B common stock and 20 million shares of preferred stock, all with par value of $.01 per share. At January 28, 2006, there were 49,928,018 shares of Class A common stock outstanding, 1,816,254 shares of Class B common stock outstanding, and no shares of preferred stock outstanding.
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
      On June 14, 2004, the Company repurchased 643,071 shares of outstanding Class A common stock at a cost of $7.2 million.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(23)	Related Party Transactions
      In October 2001, the Company extended loans to Mr. Thomas M. Belk, Jr., Mr. H.W. McKay Belk and Mr. John R. Belk in the principal amounts of $2.5 million, $2.5 million and $2.0 million, respectively. In February 2002, the loan to Mr. John R. Belk was increased to $2.5 million. The loans are being repaid to the Company in equal annual installments of $0.5 million each plus interest in cash or stock over a five-year period that began January 3, 2003. The loans bear interest at LIBOR plus 1.5%. The Company received the fourth of the five payments, including principal and interest, from the three executives on January 3, 2006. The Sarbanes-Oxley Act of 2002 prohibits extensions of credit to executive officers and directors and the “material modification” of any term of a loan that was extended before July 30, 2002. The Company entered into these loans in October 2001 and February 2002, before the Sarbanes-Oxley Act of 2002 was enacted. Since that time, the Company has not made any new extensions of credit to executive officers or directors nor materially modified the terms of any existing loans.
      In September 2005, the Company entered into a contract to sell a tract of land located in Lancaster County, South Carolina to JMB Land Company, LLC (an entity controlled by John M. Belk, Chairman Emeritus) for $4.1 million. The sale is expected to close in fiscal 2007.

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
      Based on their evaluation as of January 28, 2006, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Management’s Report on Internal Control Over Financial Reporting
      The management of Belk, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.
      The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of January 28, 2006, the Company’s internal control over financial reporting is effective based on the criteria established in the Internal Control-Integrated Framework.
      Effective July 3, 2005 Belk completed the acquisition of 22 Proffitt’s Stores and 25 McRae’s stores from Saks Incorporated (“Saks”). During fiscal year 2006, the acquired stores have been converted to Belk’s systems, processes and control environment. One exception is the receipt, distribution center processing and delivery of merchandise to the Proffitt’s and McRae’s stores which was managed by Saks at January 28, 2006 and is not included in the Company’s assessment of internal controls over financial reporting.
      Management’s assessment of the effectiveness of the company’s internal controls over financial reporting as of January 28, 2006, has been audited by KPMG, LLP, an independent registered public accounting firm. Their report, which is included herein, expresses unqualified opinions on management’s assessment and on the effectiveness of the company’s internal control over financial reporting as of January 28, 2006.

Changes in Internal Control Over Financial Reporting
      There have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended January 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Belk, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Belk, Inc. and subsidiaries maintained an effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Belk, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Belk, Inc. and subsidiaries maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Belk, Inc and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      Effective July 3, 2005, Belk completed the acquisition of 22 Proffitt’s stores and 25 McRae’s stores from Saks Incorporated (“Saks”). During fiscal year 2006, the acquired stores have been converted to Belk’s systems, processes and control environment. One exception is the receipt, distribution center processing and delivery of merchandise to the Proffitt’s and McRae’s stores which was managed by Saks at January 28, 2006 and is not included in the Company’s assessment of internal controls over financial reporting. Our audit of internal control over financial reporting of Belk, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of these processes managed by Saks as of January 28, 2006.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belk, Inc. and subsidiaries as of January 28, 2006, and January 29, 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 28, 2006, and our report dated April 13, 2006 expressed an unqualified opinion on those consolidated financial statements, with an explanatory paragraph as the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” in fiscal year 2005.

KPMG LLP
Charlotte, North Carolina
April 13, 2006

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item with respect to Directors and Executive Officers of the Registrant is included in the sections entitled “Election of Directors,” “Management of the Company,” and “Executive Compensation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006 and is incorporated herein by reference. The sections under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Other Matters” in the Proxy Statement are also incorporated by reference.
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
      The information required by this Item is included in the section entitled “Executive Compensation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is included in the sections entitled “Common Stock Ownership of Management and Principal Stockholders” and “Executive Compensation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is included in the Section entitled “Executive Compensation — Certain Transactions” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information set forth under the Section entitled “Selection of Independent Auditors,” of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 25, 2006, is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1. Consolidated Financial Statements

Report of Independent Accountants

Consolidated Balance Sheets — As of January 28, 2006 and January 29, 2005.

Consolidated Statements of Income — Years ended January 28, 2006, January 29, 2005 and January 31, 2004.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income — Years ended January 28, 2006, January 29, 2005 and January 31, 2004.

Consolidated Statements of Cash Flows — Years ended January 28, 2006, January 29, 2005 and January 31, 2004.

Notes to Consolidated Financial Statements

      2. Consolidated Financial Statement Schedules
      3. Exhibits
      The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

3.1		Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).
3.2		Form of Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
4.1		Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5 1998 (File No. 333-42935)).
4.2		Articles I and IV of the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
10.1		Belk, Inc. 2000 Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed on April 28, 2000).
10	.1.1	Belk, Inc. Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K, filed on April 14, 2005).
10	.1.2	Form of Belk, Inc. 2005 Executive Transition Incentive Plan Certificate (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2005).
10	.1.3	Belk, Inc. CFO Incentive Plan.
10.2		Belk, Inc. 2004 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
10.3		Belk, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K, filed on April 14, 2005).
10.4		Note and Pledge Agreement, dated October 1, 2001, by and between Thomas M. Belk, Jr. and Belk, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed on December 18, 2001).
10.5		Note and Pledge Agreement, dated October 1, 2001, by and between H.W. McKay and Belk, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed on December 18, 2001).
10.6		Note and Pledge Agreement, dated October 1, 2001, by and between John R. Belk and Belk, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, filed on December 18, 2001).
10.7		Amended Note and Pledge Agreement, dated February 1, 2002, by and between John R. Belk and Belk, Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed on May 3, 2002).
10.8		Consulting Services Agreement dated as of May 26, 2004 by and between Belk, Inc. and John M. Belk (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on June 10, 2004).
10.9		Real Estate Purchase and Sale Agreement dated September 21, 2005 between Belk, Inc. and JMB Land Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 27, 2005).
10.10		Amended and Restated Guaranty and Security Agreement, dated as of March 31, 2005 between Belk, Inc., certain Belk, Inc. subsidiaries and Bank of America N.A., as Agent and as a Bank Investor and as Depository (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on June 9, 2005).
10.11		Asset Purchase Agreement between Belk, Inc. and Saks Incorporated dated April 29, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 4, 2005).

10.12	Bridge Credit Agreement, dated as of July 5, 2005, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as borrowers, and Bank of America, N.A., Wachovia Bank, National Association and the other lenders referred to therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2005).
10.13	Amended and Restated Credit Agreement, dated as of July 5, 2005, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as borrowers, and Wachovia Bank, National Association, Bank of America, N.A. and the other lenders referred to therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2005).
10.14	Note Purchase Agreement, dated as of July 12, 2005, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as obligors, and the purchasers referred to therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2005).
10.15	Real Estate Purchase and Sale Agreement dated September 21, 2005 between Belk, Inc. and JMB Land Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 27, 2005).
10.16	Purchase and Sale Agreement, dates as of November 21, 2005, among Belk National Bank, Belk Accounts Receivable LLC and GE Money Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 28, 2005).
10.17	Credit Card Program Agreement, dated as of November 21, 2005, by and among Belk, Inc., Belk Stores of Virginia LLC, Belk-Simpson Company, Greenville, South Carolina, Belk Department Stores LP, Belk Accounts Receivable LLC and GE Money Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 28, 2005).
10.18	Termination and Release Agreement, dated January 27, 2006, among Belk, Inc., The Belk Center, Inc., Belk Accounts Receivable LLC, YC Susi Trust and Bank of America, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2006).
14.1	Belk, Inc. Code of Ethics for Senior Executive and Financial Officers (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, filed on April 14, 2004).
21.1	Subsidiaries.
23.1	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of April, 2006.

BELK, INC.
(Registrant)

By:	/s/ THOMAS M. BELK, JR.

Thomas M. Belk, Jr.
Chairman of the Board and Chief
Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 13, 2006.

Signature	Title

/s/ THOMAS M. BELK, JR. Thomas M. Belk, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ H. W. MCKAY BELK H. W. McKay Belk	President and Director

/s/ JOHN R. BELK John R. Belk	President and Director

/s/ B. FRANK MATTHEWS, II B. Frank Matthews, II	Vice Chairman of the Board and Director

/s/ JOHN L. TOWNSEND, III John L. Townsend, III	Director

/s/ J. KIRK GLENN, JR. J. Kirk Glenn, Jr.	Director

/s/ JOHN A. KUHNE John A. Kuhne	Director

/s/ ELIZABETH VALK LONG Elizabeth Valk Long	Director

/s/ THOMAS C. NELSON Thomas C. Nelson	Director

/s/ BRIAN T. MARLEY Brian T. Marley	Executive Vice President, Finance (Principal Financial Officer)

/s/ ADAM M. ORVOS Adam M. Orvos	Senior Vice President Finance (Controller and Principal Accounting Officer)