Form 10-Q
period 2006-04-29
BELK INC
filed 2006-06-08
CIK 1051771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 29, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________ to __________________
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐                                          Accelerated filer ☑                                          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
At June 1, 2006, the registrant had issued and outstanding 48,445,285 shares of class A common stock and 1,511,829 shares of class B common stock.

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
     Risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements include, but are not limited to:
•	General economic, political and business conditions, nationally and in our market areas, including rates of economic growth, interest rates, inflation or deflation, consumer credit availability, levels of consumer debt and bankruptcies, tax rates and policy, unemployment trends, potential acts of terrorism and threats of such acts and other matters that influence consumer confidence and spending;
•	Our ability to anticipate the demands of our customers for a wide variety of merchandise and services, including our predictions about the merchandise mix, quality, style, service, convenience and credit availability of our customers;
•	Unseasonable and extreme weather conditions in our market areas;
•	Seasonal fluctuations in quarterly net income due to the significant portion of our revenues generated during the holiday season in the fourth fiscal quarter and the significant amount of inventory we carry during that time;
•	Competition from other department and specialty stores and other retailers, including luxury goods retailers, general merchandise stores, Internet retailers, mail order retailers and off-price and discount stores, in the areas of price, merchandise mix, quality, style, service, convenience, credit availability and advertising;
•	Our ability to effectively use advertising, marketing and promotional campaigns to generate high customer traffic in our stores;
•	Our ability to find qualified vendors from which to source our merchandise and our ability to access products in a timely and efficient manner from a wide variety of domestic and international vendors;
•	The income we receive from, and the timing of receipt of, payments from GE Money Bank, an affiliate of GE Consumer Finance, the operator of our private label credit card business, which depends upon the amount of purchases made through the proprietary credit cards, the level of finance charge income generated from the credit card portfolio, the number of new accounts generated, changes in customers’ credit card use, and GE’s ability to extend credit to our customers;
•	Our ability to correctly anticipate the appropriate levels of inventories during the year;
•	Our ability to manage our expense structure;
•	Our ability to realize the planned efficiencies from our acquisitions and effectively integrate and operate these stores, including our fiscal year 2006 acquisition of Proffitt’s and McRae’s stores;
•	Our ability to continue to increase our number of stores, including the availability of existing retail stores or store sites on acceptable terms and our ability to successfully execute the Company’s retailing concept in new markets and geographic regions; and
•	The efficient and effective operation of our distribution network and information systems to manage sales, distribution, merchandise planning and allocation functions.
     For a detailed description of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 that we filed with the Securities and Exchange Commission (“SEC”) on April 13, 2006. Our other filings with the SEC may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.
     Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, even if future events or new information may impact the validity of such statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Three Months Ended
	April 29,	April 30,
	2006	2005
Revenues	$752,525	$568,130
Cost of goods sold (including occupancy and buying expenses)	504,831	376,411
Selling, general and administrative expenses	207,895	146,532
Asset impairment and store closing costs	1,767	(328)

Operating income	38,032	45,515
Interest expense, net	(9,888)	(7,796)
Gain on sale of property, equipment and investments	2,127	204

Income before income taxes	30,271	37,923
Income taxes	10,800	13,590

Net income	$19,471	$24,333

Basic and diluted net income per share	$0.38	$0.47

Weighted average shares outstanding	51,879,318	51,568,471

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	April 29,	January 28,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$255,770	$330,016
Accounts receivable, net	19,681	36,117
Merchandise inventory	784,945	703,609
Prepaid income taxes, expenses and other current assets	32,449	34,122

Total current assets	1,092,845	1,103,864
Investment securities	6,303	6,196
Property and equipment, net	1,078,354	1,038,250
Goodwill	247,756	246,113
Other assets	46,494	46,493

Total assets	$2,471,752	$2,440,916

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$294,931	$249,553
Accrued liabilities	129,126	117,345
Accrued income taxes	3,726	36,092
Deferred income taxes	23,101	18,855
Current installments of long-term debt and capital lease obligations	15,394	16,807

Total current liabilities	466,278	438,652
Deferred income taxes	13,049	15,717
Long-term debt and capital lease obligations, excluding current installments	573,386	574,094
Interest rate swap liability	2,184	4,641
Deferred compensation and other noncurrent liabilities	216,069	212,985

Total liabilities	1,270,966	1,246,089

Stockholders’ equity:
Preferred stock	—	—
Common stock, 52.0 and 51.7 million shares issued and outstanding as of April 29, 2006 and January 28, 2006, respectively	520	517
Paid-in capital	538,931	537,676
Retained earnings	738,999	737,730
Accumulated other comprehensive loss	(77,664)	(81,096)

Total stockholders’ equity	1,200,786	1,194,827

Total liabilities and stockholders’ equity	$2,471,752	$2,440,916

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance at January 28, 2006	$517	$537,676	$737,730	$(81,096)	$1,194,827
Comprehensive income:
Net income	—	—	19,471	—	19,471
Unrealized gain on investments, net of $217 income tax expense	—	—	—	364	364
Unrealized gain on interest rate swaps, net of $589 income tax expense	—	—	—	994	994
Amortization of pension asset adjustment, net of $1,231 income tax expense	—	—	—	2,074	2,074

Total comprehensive income					22,903
Cash dividends	—	—	(18,202)	—	(18,202)
Stock compensation granted, net		(1,308)			(1,308)
Common stock issued	3	2,563	—	—	2,566

Balance at April 29, 2006	$520	$538,931	$738,999	$(77,664)	$1,200,786

     See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended
	April 29,	April 30,
	2006	2005
Cash flows from operating activities:
Net income	$19,471	$24,333
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Asset impairment and store closing costs	1,767	(328)
Deferred income taxes	641	2,200
Depreciation and amortization	31,465	25,114
Gain on sale of property, equipment and investments	(2,127)	(204)
(Increase) decrease in:
Accounts receivable, net	16,436	27,795
Merchandise inventory	(81,336)	(84,674)
Prepaid expenses and other assets	(7)	(7,635)
Increase (decrease) in:
Accounts payable and accrued liabilities	44,531	39,088
Accrued income taxes	(32,366)	(25,797)
Deferred compensation and other liabilities	1,527	(3,411)

Net cash provided (used) by operating activities	2	(3,519)

Cash flows from investing activities:
Proceeds from sales of investments	2,225	—
Purchases of property and equipment	(60,989)	(46,316)
Proceeds from sales of property and equipment	3,737	—

Net cash used by investing activities	(55,027)	(46,316)

Cash flows from financing activities:
Principal payments on notes payable and capital lease obligations	(2,121)	(1,968)
Stock compensation tax benefit	1,102	500
Dividends paid	(18,202)	(16,271)

Net cash used by financing activities	(19,221)	(17,739)

Net decrease in cash and cash equivalents	(74,246)	(67,574)
Cash and cash equivalents at beginning of period	330,016	232,264

Cash and cash equivalents at end of period	$255,770	$164,690

Supplemental schedule of noncash investing and financing activities:

Increase in property and equipment through accrued purchases	$31,389	$14,091
Increase in property and equipment through capitalization of construction period rent	—	796
Decrease in property and equipment through disposal of capital leases	—	1,766
See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 34-56) in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results in periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the full fiscal year.
     Certain prior period amounts have been reclassified to conform with current year presentation.
(2) Implementation of New Accounting Standards
     In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs incurred during a Construction Period.” Under the provisions of Staff Position FAS 13-1, the rental costs incurred under a lease agreement during the period of construction but prior to the commencement of the lessee’s operations could not be capitalized and should be recognized as rental expense in the period they are incurred. In prior fiscal years, the Company capitalized rental costs incurred during the construction period but prior to the commencement of operations and amortized these costs over the life of the lease. The Company implemented Staff Position FAS 13-1 during the quarter ended April 29, 2006 and expensed $0.3 million of rental costs that would have been capitalized prior to Staff Position FAS 13-1.
(3) Comprehensive Income (Loss)
     The following table sets forth the computation of comprehensive income:

	Three Months Ended
	April 29,	April 30,
	2006	2005
	(dollars in thousands)
Net income	$19,471	$24,333
Other comprehensive income (loss):
Net change in fair value of interest rate swaps, net of $569 and $1,476 income tax expense for the three months ended April 29, 2006 and April 30, 2005, respectively.	959	2,514
Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $20 and $45 income tax expense for the three months ended April 29, 2006 and April 30, 2005, respectively.	35	76
Unrealized gain (loss) on investments, net of $217 tax expense and $53 income tax benefit for the three months ended April 29, 2006 and April 30, 2005, respectively.	364	(90)
Amortization of pension asset adjustment, net of $1,231 and $1,132 income tax expense for the three months ended April 29, 2006 and April 30, 2005, respectively.	2,074	1,928

Other comprehensive income	3,432	4,428

Total comprehensive income	$22,903	$28,761

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) Accumulated Other Comprehensive Loss
     The following table sets forth the components of accumulated other comprehensive loss:

	April 29,	January 28,
	2006	2006
	(dollars in thousands)
Unrealized loss on interest rate swaps, net of $402 and $991 income tax benefit as of April 29, 2006 and January 28, 2006, respectively	$(636)	$(1,630)
Unrealized gains on investments, net of $1,204 and $987 income tax expense as of April 29, 2006 and January 28, 2006, respectively	2,069	1,705
Pension asset adjustment, net of $46,635 and $47,866 income tax benefit as of April 29, 2006 and January 28, 2006, respectively	(79,097)	(81,171)

Accumulated other comprehensive loss	$(77,664)	$(81,096)

(5) Proffitt’s and McRae’s Acquisition
     Effective on July 3, 2005, the Company completed the acquisition of 22 Proffitt’s stores and 25 McRae’s stores from Saks Incorporated at a purchase price of $622.3 million. The results of the Proffitt’s and McRae’s stores have been included in the consolidated financial statements from the date of acquisition. Proffitt’s and McRae’s were regional department stores located in 11 of the Southeastern states where the Company’s stores operate. This acquisition was initially financed with proceeds from cash on hand, borrowings from its existing note payable, a new bank credit facility and a new bridge credit facility (“the Bridge Loan”). The Company subsequently repaid the Bridge Loan with proceeds from the issuance of senior notes.
     The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed, which includes transaction costs:

Dollars in thousands
Inventory	$142,057
Other current assets	2,817
Property, plant and equipment	282,714
Goodwill	247,756
Intangible assets	750
Net deferred tax asset	9,710
Other assets	5,691

Total assets acquired	691,495

Current liabilities	57,898
Long-term liabilities	11,276

Total liabilities assumed	69,174

Net Assets Acquired	$622,321

     In connection with the acquisition, the Company established reserves for the closing of the Proffitt’s and McRae’s division headquarters in Alcoa, Tennessee and certain store locations. As of April 29, 2006, the remaining balance of those reserves was $2.5 million, including $2.4 million for post-closing real estate holding costs and $0.1 million in severance and relocation costs.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of fiscal year 2006:

Three Months Ended
April 30, 2005
(dollars in thousands)
Net sales	$730,685
Net income	19,074
Earnings per share, basic and diluted	0.37
These pro forma results have been prepared for comparative purposes only and include increased interest expense on acquisition debt and additional amortization expense as a result of fair market valuation adjustments for acquired assets. The pro forma results include the allocation of certain overhead expenses of Saks and do not include any cost savings that may result from the acquisition or any additional costs that will be incurred to integrate the Proffitt’s and McRae’s stores. Therefore, they are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of fiscal year 2006 or of future results.
(6) Pension and Postretirement Benefits
     The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee’s compensation. The Company also has a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain retired full-time employees.
     The components of net periodic benefit expense are as follows:

		Three Months Ended
	Pension Plan		Postretirement Plan
	April 29,	April 30,	April 29,	April 30,
	2006	2005	2006	2005
		(dollars in thousands)
Service cost	$896	$1,269	$40	$39
Interest cost	5,386	5,356	400	376
Expected return on plan assets	(5,981)	(6,299)	—	—
Amortization of transition obligation	—	—	65	65
Amortization of prior service cost	144	340	—	—
Amortization of the net (gain) loss	3,004	2,735	(18)	(106)

Net periodic benefit expense	$3,449	$3,401	$487	$374

(7) Subsequent Events
     On May 18, 2006, the Company completed the self-tender offer authorized by the Board of Directors on March 29, 2006 and repurchased 1,468,733 shares of outstanding Class A and 589,024 shares of outstanding Class B common stock for $39.1 million.
     On May 26, 2006, the Company entered into an agreement to purchase the assets of Migerobe, Inc., a company that currently leases fine jewelry departments in 35 Belk stores. This transaction is expected to close on or about August 1, 2006.

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
     The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2006” refer to the fiscal year ended January 28, 2006 and all references to “fiscal year 2007” refer to the fiscal year ending February 3, 2007.
     As of April 29, 2006, the Company operated 277 retail department stores in 16 states primarily in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.
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
     Management believes that significant opportunities for growth exist in Belk markets where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. Although the Company will continue to take advantage of prudent opportunities to expand into large markets, the Company will focus its expansion in medium-sized markets and suburban communities surrounding larger metropolitan markets with store units in the 50,000 to 80,000 square-foot size range.
     The Company focuses on four key indicators to assess performance and growth. These key indicators are: (1) total sales, (2) comparable store sales, (3) earnings before interest and taxes, and (4) net income.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s condensed consolidated statements of income, as well as a period comparison of changes in comparable store net revenue.

	Three Months Ended
	April 29,	April 30,
	2006	2005
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%
Cost of goods sold	67.1	66.3
Selling, general and administrative expenses	27.6	25.8
Asset impairment and store closing costs	0.2	(0.1)
Operating income	5.1	8.0
Interest expense, net	1.3	1.4
Income taxes	1.4	2.4
Net income	2.6	4.3
Comparable store net revenue increase	3.4	0.4
Comparison of the Three Months Ended April 29, 2006 and April 30, 2005
     Revenues. The Company’s revenues for the three months ended April 29, 2006 increased 32.4%, or $184.4 million, to $752.5 million from $568.1 million over the same period in fiscal year 2006. The increase resulted from additional revenue of $140.5 million from the acquired Proffitt’s and McRae’s stores, $24.0 million from new stores and a comparable stores increase of 3.4% offset by a decrease in revenues from store closures.
     Cost of goods sold. As a percentage of revenues, cost of goods sold increased to 67.1% for the three months ended April 29, 2006, compared to 66.3% for the same period in fiscal year 2006. The increase is primarily attributable to increased markdowns to generate sales, including markdowns to liquidate any residual acquired private brand merchandise at the former Proffitt’s and McRae’s stores, partially offset by a 0.31% reduction in buying costs as a percentage of sales due to increased leverage resulting from revenue increases in excess of buying costs.
     Selling, general and administrative expenses. As a percentage of revenues, selling, general and administrative expenses increased to 27.6% for the three months ended April 29, 2006 compared to 25.8% for the same period in fiscal year 2006. The increase resulted primarily from an increase in advertising expense as a percentage of revenues of 0.74%, an increase in medical insurance expense as a percentage of revenues of 0.38%, and a decrease in credit income as a percentage of revenues of 0.41%.
     Asset impairment and store closing costs. During the three months ended April 29, 2006, the Company recorded a $1.4 million charge for store closing costs related primarily to the closure of two stores and recognized $0.4 million for the demolition of a portion of its corporate office building. The Company reduced store closing cost reserves by $0.3 million during the three months ended April 30, 2005 primarily for a store located in Greenville, North Carolina.
     Interest Expense, net. Interest expense, net increased $2.1 million during the quarter ended April 29, 2006 to $9.9 million as compared to $7.8 million for the first quarter of fiscal year 2006. The increase is attributable to increased debt levels as a result of the acquisition of the Proffitt’s and McRae’s stores.
     Gain on sale of property, equipment and investments. The gain on property, equipment and investments increased to $2.1 million for the three months ended April 29, 2006, compared to $0.2 million for the three months ended April 30, 2005. The current year gain is primarily due to $1.1 million of gains on interest rate swaps and $0.5 million of amortization of the deferred gain on the sale and leaseback of a portion of the Company’s headquarters building located in Charlotte, NC.
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

Liquidity and Capital Resources
     The Company’s primary sources of liquidity are cash on hand, cash flows from operations and borrowings under debt facilities. The Company’s debt facilities consist of a $580.0 million credit facility that matures in July 2010, $200 million in senior notes, a $125.0 million ten-year variable rate bond facility that matures in July 2008 and a $21.0 million twenty-year variable rate bond facility that matures in October 2025. The $580.0 credit facility is composed of a $200.0 million term loan and a $380.0 million revolving line of credit. The $200.0 million aggregate principal of senior notes are composed of a $100.0 million fixed rate senior note that matures in July 2015, a $20.0 million fixed rate senior note that matures in July 2012 and an $80.0 million floating rate senior note that matures in July 2012.
     The debt facilities place certain restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock and guarantees, and require maintenance of minimum financial ratios. As of April 29, 2006, the Company was in compliance with all covenants and does not anticipate that complying with the covenants will impact the Company’s liquidity in fiscal year 2007.
     Up until July 2008, under certain circumstances the credit facility may be increased to $680.0 million at the Company’s request. The credit facility allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and currently stands at LIBOR plus 62.5 basis points or prime. The credit facility contains restrictive covenants and financial covenants including leverage and fixed charge coverage ratios. The Company had $138.5 million of standby letters of credit and a $200.0 million term loan outstanding under the credit facility at April 29, 2006.
     During fiscal year 2006, the Company entered into the $21.0 million variable rate bond facility in connection with construction of a distribution center in Mississippi. The proceeds from the debt issuance are held in a trust account until the Company disburses funds for the construction of the distribution center. At the end of the first quarter of fiscal year 2007, the Company had received $11.9 million for acquisition and construction costs.
     Because interest rates on certain debt agreements vary with LIBOR or commercial paper rates, the Company has entered into interest rate swap agreements with a financial institution to manage the exposure to changes in interest rates. The notional amount of the interest rate swaps is $125.0 million for fiscal years 2004 through 2009 and $75 million for fiscal years 2009 through 2012. During the first quarter of fiscal year 2006, the Company terminated a $50 million notional amount interest rate swap.
     Net cash provided by operating activities was $2,000 for the three months ended April 29, 2006 compared to $3.5 million used by operating activities for the three months ended April 30, 2005. Cash provided by operating activities for the first three months of fiscal year 2007 was impacted by the lack of seasonal decrease in customer accounts receivable balances during the three months ended April 29, 2006 due to the sale of the Company’s private label credit card business to GE Money Bank during the fourth quarter of fiscal year 2006.
     Expenditures for property and equipment increased $14.7 million to $61.0 million for the three months ended April 29, 2006 from $46.3 million for the same time period in fiscal year 2006. The increase was principally due to the construction of new stores and expansion and renovation of existing stores.
     Net cash used by financing activities increased to $19.2 million for the three months ended April 29, 2006 compared to $17.7 million in the same period of fiscal year 2006. This increase is primarily due to a $1.9 million increase in dividends paid during the first quarter of fiscal year 2007 to $18.2 million compared to $16.3 million for fiscal year 2006.
     Management of the Company believes that cash flows from operations and the existing credit facilities will be sufficient to cover working capital needs, stock repurchases, capital expenditures and debt service requirements for at least the next twelve months.

Contractual Obligations and Commercial Commitments
     A table representing the scheduled maturities of the Company’s contractual obligations and commercial commitments as of January 28, 2006 was included under the heading “Contractual Obligations and Commercial Commitments” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006. There have been no material changes from the information included in the Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three months ended April 29, 2006 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on April 13, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
              Not applicable
Item 3. Defaults Upon Senior Securities
              Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
              Not applicable
Item 5. Other Information
              Not applicable
Item 6. Exhibits
(a) Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).

3.2	Form of Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005).

4.1	Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).

4.2	Articles I and IV of the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005).

10.1	Agreement between Belk, Inc and subsidiaries and Mary R. Delk.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELK, INC.

Dated: June 8, 2006	By:	/s/ Ralph A. Pitts

Ralph A. Pitts
Executive Vice President, General Counsel and
Corporate Secretary
(Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley

Brian T. Marley
Executive Vice President and
Chief Financial Officer