Form 10-Q
period 2006-07-29
BELK INC
filed 2006-09-07
CIK 1051771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 29, 2006

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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At September 1, 2006, the registrant had issued and outstanding 48,439,625 shares of class A common stock and 1,609,608 shares of class B common stock.

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
     Risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements include, but are not limited to:
•	General economic, political and business conditions, nationally and in our market areas, including rates of economic growth, interest rates, inflation or deflation, consumer credit availability, levels of consumer debt and bankruptcies, tax rates and policy, unemployment trends, potential acts of terrorism and threats of such acts and other matters that influence consumer confidence and spending;

•	Our ability to anticipate the demands of our customers for a wide variety of merchandise and services, including our predictions about the merchandise mix, quality, style, service, convenience and credit availability of our customers;

•	Unseasonable and extreme weather conditions in our market areas;

•	Seasonal fluctuations in quarterly net income due to the significant portion of our revenues generated during the holiday season in the fourth fiscal quarter and the significant amount of inventory we carry during that time;

•	Competition from other department and specialty stores and other retailers, including luxury goods retailers, general merchandise stores, Internet retailers, mail order retailers and off-price and discount stores, in the areas of price, merchandise mix, quality, style, service, convenience, credit availability and advertising;

•	Our ability to effectively use advertising, marketing and promotional campaigns to generate high customer traffic in our stores;

•	Our ability to find qualified vendors from which to source our merchandise and our ability to access products in a timely and efficient manner from a wide variety of domestic and international vendors;

•	The income we receive from, and the timing of receipt of, payments from GE Money Bank, an affiliate of GE Consumer Finance, the operator of our private label credit card business, which depends upon the amount of purchases made through the proprietary credit cards, the level of finance charge income generated from the credit card portfolio, the number of new accounts generated, changes in customers’ credit card use, and GE’s ability to extend credit to our customers;

•	Our ability to correctly anticipate the appropriate levels of inventories during the year;

•	Our ability to manage our expense structure;

•	The successful consummation of our agreement to acquire the Parisian department store business;

•	Our ability to realize the planned efficiencies from our acquisitions and effectively integrate and operate these stores, including our fiscal year 2006 acquisition of Proffitt’s and McRae’s stores and our agreement to acquire the Parisian department store business;

•	Our ability to manage and integrate our in-house fine jewelry business, including our ability to integrate the acquisition of the Migerobe business and our plan to take over the fine jewelry business in our stores currently conducted by Finlay Fine Jewelry;

•	Our ability to continue to increase our number of stores, including the availability of existing retail stores or store sites on acceptable terms and our ability to successfully execute the Company’s retailing concept in new markets and geographic regions; and

•	The efficient and effective operation of our distribution network and information systems to manage sales, distribution, merchandise planning and allocation functions.
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

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Revenues	$731,972	$602,718	$1,484,497	$1,170,848
Cost of goods sold (including occupancy and buying expenses)	487,562	407,024	992,392	783,435
Selling, general and administrative expenses	192,385	156,745	400,280	303,275
Asset impairment and store closing costs	(116)	2,009	1,651	1,681

Operating income	52,141	36,940	90,174	82,457
Interest expense, net	(11,350)	(9,723)	(21,239)	(17,519)
Gain (loss) on property, equipment and investments	417	(130)	2,544	74

Income before income taxes	41,208	27,087	71,479	65,012

Income taxes	14,900	9,910	25,700	23,500

Net Income	$26,308	$17,177	$45,779	$41,512

Basic and diluted net income per share	$0.52	$0.33	$0.90	$0.80

Weighted average shares outstanding	50,359,923	51,657,455	51,118,879	51,613,187

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	July 29,	January 28,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$220,478	$322,266
Accounts receivable, net	45,999	43,867
Merchandise inventory	718,157	703,609
Prepaid income taxes, expenses and other current assets	27,796	34,122

Total current assets	1,012,430	1,103,864
Investment securities	6,071	6,196
Property and equipment, net	1,093,865	1,038,250
Goodwill	248,467	246,113
Other assets	47,781	46,493

Total assets	$2,408,614	$2,440,916

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$244,759	$249,553
Accrued liabilities	141,146	117,345
Accrued income taxes	—	36,092
Deferred income taxes	29,923	24,496
Current installments of long-term debt and capital lease obligations	3,140	16,807

Total current liabilities	418,968	444,293
Deferred income taxes	9,397	10,076
Long-term debt and capital lease obligations, excluding current installments	572,566	574,094
Interest rate swap liability	1,793	4,641
Deferred compensation and other noncurrent liabilities	213,533	212,985

Total liabilities	1,216,257	1,246,089

Stockholders’ equity:
Preferred stock	—	—
Common stock, 50.0 and 51.7 million shares issued and outstanding as of July 29, 2006 and January 28, 2006, respectively	500	517
Paid-in capital	501,948	537,676
Retained earnings	765,307	737,730
Accumulated other comprehensive loss	(75,398)	(81,096)

Total stockholders’ equity	1,192,357	1,194,827

Total liabilities and stockholders’ equity	$2,408,614	$2,440,916

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance at January 28, 2006	$517	$537,676	$737,730	$(81,096)	$1,194,827
Comprehensive income:
Net income	—	—	45,779	—	45,779
Unrealized gain on investments, net of $130 income tax expense	—	—	—	219	219
Unrealized gain on interest rate swaps, net of $790 income tax expense	—	—	—	1,331	1,331
Amortization of pension asset adjustment, net of $2,462 income tax expense	—	—	—	4,148	4,148

Total comprehensive income					51,477

Cash dividends	—	—	(18,202)	—	(18,202)
Stock compensation granted, net	—	558	—	—	558
Common stock issued	3	2,791	—	—	2,794
Repurchase and retirement of common stock	(20)	(39,077)	—	—	(39,097)

Balance at July 29, 2006	$500	$501,948	$765,307	$(75,398)	$1,192,357

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six Months Ended
	July 29,	July 30,
	2006	2005
Cash flows from operating activities:
Net income	$45,779	$41,512
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and store closing costs	1,651	1,681
Deferred income taxes	1,511	9,952
Depreciation and amortization	64,834	50,311
Gain on sale of property, equipment and investments	(1,496)	(74)
Amortization of deferred gain	(1,048)	—
(Increase) decrease in:
Accounts receivable, net	(2,132)	29,962
Merchandise inventory	(14,548)	(28,596)
Prepaid expenses and other assets	1,891	(18,777)
Increase (decrease) in:
Accounts payable and accrued liabilities	9,478	58,042
Accrued income taxes	(36,092)	(34,655)
Deferred compensation and other liabilities	7,304	5,333

Net cash provided by operating activities	77,132	114,691

Cash flows from investing activities:
Acquisition of Proffitt’s/McRae’s, net of cash acquired	—	(622,776)
Proceeds from sales of investments	2,225	—
Purchases of property and equipment	(113,169)	(91,491)
Proceeds from sales of property and equipment	3,416	—

Net cash used by investing activities	(107,528)	(714,267)

Cash flows from financing activities:
Principal (payments on) issuance of notes payable and capital lease obligations	(15,195)	682,735
Stock compensation tax benefit	1,102	550
Net payments on lines of credit	—	(223,888)
Dividends paid	(18,202)	(16,272)
Repurchase of common stock	(39,097)	—

Net cash (used) provided by financing activities	(71,392)	443,125

Net decrease in cash and cash equivalents	(101,788)	(156,451)
Cash and cash equivalents at beginning of period	322,266	227,053

Cash and cash equivalents at end of period	$220,478	$70,602

Supplemental schedule of noncash investing and financing activities:
Increase in property and equipment through accrued purchases	$28,124	$26,663
Increase in property and equipment through assumption of capital leases	—	2,111
See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results in periods which exclude the Christmas season may not be indicative of the operating results that may be expected for the full fiscal year.
     Certain prior period amounts have been reclassified to conform with current year presentation.
(2) Implementation of New Accounting Standards
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF Issue No. 06-3 concludes that the presentation of taxes collected in conjunction with revenue-producing transactions (such as sales, use, value added, and certain excise taxes) on either a gross basis or a net basis is acceptable. It also requires that the gross versus net treatment of taxes must be disclosed in accordance with APB Opinion No. 22, “Disclosure of Accounting Policies.” The Company presents such taxes “net” within the financial statements. The Company has elected early application of EITF Issue No. 06-3 beginning in the second quarter of fiscal year 2007.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, (“SFAS No. 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006.
     In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs incurred during a Construction Period.” Under the provisions of Staff Position FAS 13-1, the rental costs incurred under a lease agreement during the period of construction but prior to the commencement of the lessee’s operations could not be capitalized and should be recognized as rental expense in the period they are incurred. In prior fiscal years, the Company capitalized rental costs incurred during the construction period but prior to the commencement of operations and amortized these costs over the life of the lease. The Company implemented Staff Position FAS 13-1 during the quarter ended April 29, 2006, and has expensed $0.9 million of rental costs during the six months ended July 29, 2006 that would have been capitalized prior to Staff Position FAS 13-1.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) Comprehensive Income
     The following table sets forth the computation of comprehensive income:

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
		(dollars in thousands)
Net income	$26,308	$17,177	$45,779	$41,512

Other comprehensive income (loss):
Net change in fair value of interest rate swaps, net of $180 and $749 income tax expense for the three months and six months ended July 29, 2006, respectively and $1,164 and $2,641 income tax expense for the three and six months ended July 30, 2005, respectively	303	1,983	1,262	4,496
Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $20 and $41 income tax expense for the three and six months ended July 29, 2006 and $45 and $90 income tax expense for the three and six months ended July 30, 2005, respectively.	34	76	69	152
Unrealized gain (loss) on investments, net of $87 income tax benefit and $130 income tax expense for the three and six months ended July 29, 2006, respectively and $44 income tax expense and $9 income tax benefit for the three and six months ended July 30, 2005, respectively	(146)	75	219	(15)
Amortization of pension asset adjustment, net of $1,231 and $2,462 income tax expense for the three and six months ended July 29, 2006, respectively and $1,132 and $2,264 income tax expense for the three and six months ended July 30, 2005, respectively.	2,074	1,928	4,148	3,856

Other comprehensive income	2,265	4,062	5,698	8,489

Total comprehensive income	$28,573	$21,239	$51,477	$50,001

(4) Accumulated Other Comprehensive Loss
     The following table sets forth the components of accumulated other comprehensive loss:

	July 29,	January 28,
	2006	2006
	(dollars in thousands)
Unrealized loss on interest rate swaps, net of $201 and $991 income tax benefit as of July 29, 2006 and January 28, 2006, respectively	$(299)	$(1,630)
Unrealized gains on investments, net of $1,117 and $987 income tax expense as of July 29, 2006 and January 28, 2006, respectively	1,924	1,705
Pension asset adjustment, net of $45,404 and $47,866 income tax benefit as of July 29, 2006 and January 28, 2006, respectively	(77,023)	(81,171)

Accumulated other comprehensive loss	$(75,398)	$(81,096)

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The following is a summary of the estimated fair values of the assets acquired and liabilities assumed, which includes transaction costs:

dollars in thousands

Inventory	$142,057
Other current assets	2,817
Property, plant and equipment	282,511
Goodwill	248,467
Intangible assets	750
Net deferred tax asset	8,754
Other assets	5,691

Total assets acquired	691,047

Current liabilities	57,505
Long-term liabilities	11,276

Total liabilities assumed	68,781

Net Assets Acquired	$622,266

     In connection with the acquisition, the Company established reserves for the closing of the Proffitt’s and McRae’s division headquarters in Alcoa, Tennessee and certain store locations. As of July 29, 2006, the remaining balance of those reserves was $2.3 million for post-closing real estate holding costs.
     The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of fiscal year 2006:

	Three Months Ended	Six Months Ended
	July 30,	July 30,
	2005	2005
	(dollars in thousands, except per share amounts)
Net sales	$703,420	$1,434,105
Net income	9,282	28,358
Earnings per share, basic and diluted	0.18	0.55
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
The components of net periodic benefit expense are as follows:

	Three Months Ended
	Pension Plan		Postretirement Plan
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
		(dollars in thousands)
Service cost	$896	$1,269	$40	$39
Interest cost	5,386	5,356	400	376
Expected return on plan assets	(5,981)	(6,299)	—	—
Amortization of transition obligation	—	—	65	65
Amortization of prior service cost	144	340	—	—
Amortization of the net (gain) loss	3,004	2,735	(18)	(106)

Net periodic benefit expense	$3,449	$3,401	$487	$374

	Six Months Ended
	Pension Plan		Postretirement Plan
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
		(dollars in thousands)
Service cost	$1,792	$2,538	$80	$78
Interest cost	10,772	10,712	800	752
Expected return on plan assets	(11,962)	(12,598)	—	—
Amortization of transition obligation	—	—	130	130
Amortization of prior service cost	288	680	—	—
Amortization of the net (gain) loss	6,008	5,470	(36)	(212)

Net periodic benefit expense	$6,898	$6,802	$974	$748

     In March 2005, the Company made an optional $6.0 million contribution to its pension plan. As of July 29, 2006, there have been no additional contributions to the pension plan. The Company is not required to make any additional contributions for the remainder of fiscal year 2007.
(7) Repurchase of Common Stock
     On May 18, 2006, the Company completed the self-tender offer authorized by the Board of Directors on March 29, 2006 and repurchased 1,468,733 shares of outstanding Class A and 589,024 shares of outstanding Class B common stock for $39.1 million.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) Subsequent Events
Migerobe, Inc. Acquisition
     Effective on July 30, 2006, the Company completed the acquisition of assets of Migerobe, Inc., a company that leased fine jewelry departments in 35 Belk stores, for a purchase price of approximately $19.1 million.
Parisian Acquisition
     In August 2006, the Company entered into an agreement with Saks Incorporated to acquire all of the capital stock of the corporations that operate 38 Parisian department stores with locations in nine states in the Southeast and Midwest at a purchase price of $285.0 million. The transaction is expected to close in early October 2006.
Hurricane Katrina Recoveries
     Additional insurance recoveries of $10.7 million for Hurricane Katrina losses, including payment of the $1.7 million receivable from the insurance company as of July 29, 2006, were received during August 2006. $8.2 million will be recorded as a third quarter gain on sale of property, equipment, and investments and $0.7 million related to the business interruption coverage will be recorded as a third quarter reduction to cost of goods sold.

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
     As of July 29, 2006, the Company operated 277 retail department stores in 16 states primarily in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.
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
Migerobe, Inc. Acquisition
     Effective on July 30, 2006, the Company completed the acquisition of the assets of Migerobe, Inc., a company that leased fine jewelry departments in 35 Belk stores, for a purchase price of approximately $19.1 million.
Parisian Acquisition
     In August 2006, the Company entered into an agreement with Saks Incorporated to acquire all of the capital stock of the corporations that operate 38 Parisian department stores with locations in nine states in the Southeast and Midwest at a purchase price of $285.0 million. The transaction is expected to close in early October 2006.

Hurricane Katrina Recoveries
     Additional insurance recoveries of $10.7 million for Hurricane Katrina losses, including payment of the $1.7 million receivable from the insurance company as of July 29, 2006, were received during August 2006. $8.2 million will be recorded as a third quarter gain on sale of property, equipment, and investments and $0.7 million related to the business interruption coverage will be recorded as a third quarter reduction to cost of goods sold.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s condensed consolidated statements of income, as well as a period comparison of changes in comparable store net revenue.

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.6	67.5	66.9	66.9
Selling, general and administrative expenses	26.3	26.0	27.0	25.9
Asset impairment and store closing costs	—	0.3	0.1	0.1
Operating income	7.1	6.1	6.1	7.0
Interest expense, net	1.6	1.6	1.4	1.5
Income taxes	2.0	1.6	1.7	2.0
Net income	3.6	2.8	3.1	3.5
Comparable store net revenue increase	4.0	2.4	3.7	1.4
Comparison of the Three and Six Months Ended July 29, 2006 and July 30, 2005
     Revenues. The Company’s revenues for the three months ended July 29, 2006 increased 21.4%, or $129.3 million, to $732.0 million from $602.7 million over the same period in fiscal year 2006. The increase is primarily attributable to an increase in revenues from the newly acquired Proffitt’s and McRae’s stores of $85.1 million, revenues from new stores of $24.2 million and a 4.0% increase in revenues from comparable stores.
     The Company’s revenues for the six months ended July 29, 2006 increased 26.8%, or $313.6 million, to $1,484.5 million from $1,170.8 million over the same period in fiscal year 2006. The increase is primarily attributable to an increase in revenues from the newly acquired Proffitt’s and McRae’s stores of $225.6 million, revenues from new stores of $48.3 million and a 3.7% increase in revenues from comparable stores.
     Cost of goods sold. As a percentage of revenues, cost of goods sold was 66.6% and 66.9% for the three months and six months ended July 29, 2006, respectively, compared to 67.5% and 66.9%, respectively, for the same periods in fiscal year 2006. The decrease for the three months ended July 29, 2006 is primarily attributable to increased markdowns to generate sales during the quarter ended July 30, 2005.
     Selling, general and administrative expenses. As a percent of revenues, selling, general and administrative (“SG&A”) expenses increased to 26.3% for the three months ended July 29, 2006 compared to 26.0% for the same period in fiscal year 2006. The increase is due primarily to an increase in depreciation expense as a percentage of revenues of 0.6%, partially offset by a decrease in payroll costs as a percentage of revenues of 0.3%.
     As a percentage of revenues, SG&A expenses increased to 27.0% for the six months ended July 29, 2006 compared to 25.9% for the same period in fiscal year 2006. This increase resulted primarily from an increase in advertising expense as a percentage of revenues of 0.3%, an increase in depreciation expense as a percentage of revenues of 0.3% and an increase in medical insurance expenses as a percentage of revenues of 0.2%.

     Asset impairment and store closing costs. During the quarter ended July 29, 2006, the Company recorded a $0.1 million gain resulting from the reversal of excess post-closing real estate holding costs for the Summerville, South Carolina distribution center. During the quarter ended July 30, 2005, the Company recorded a $1.7 million asset impairment charge for assets related to a software development project that was abandoned and recognized $0.3 million in store closing costs, primarily for post-closing real estate holding costs at closed locations.
     Interest Expense, net. Interest expense, net increased $1.6 million and $3.7 million during the three and six months ended July 29, 2006, respectively. The increase is primarily attributable to increased debt levels as a result of the acquisition of the Proffitt’s and McRae’s stores.
     Gain on sale of property, equipment and investments. The gain on property, equipment and investments was $0.4 million and $2.5 million for the three and six months ended July 29, 2006, respectively, compared to a $0.1 million loss and a $0.1 million gain for the three and six months ended July 30, 2005, respectively. The gain for the three months ended July 29, 2006 is primarily due to $0.5 million of amortization of the deferred gain on the sale and leaseback of a portion of the Company’s headquarters building located in Charlotte, NC. The gain for the six months ended July 29, 2006 is primarily due to $1.0 million of amortization of the deferred gain on the sale and leaseback of a portion of the Company’s headquarters building located in Charlotte, NC and $1.0 million of gains on interest rate swaps.
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
Liquidity and Capital Resources
     The Company’s primary sources of liquidity are cash on hand, cash flows from operations and borrowings under debt facilities. The Company’s debt facilities consist of a $580.0 million credit facility that matures in July 2010, $200.0 million in senior notes, a $125.0 million ten-year variable rate bond facility that matures in July 2008 and a $21.0 million twenty-year variable rate bond facility that matures in October 2025. The $580.0 credit facility is composed of a $200.0 million term loan and a $380.0 million revolving line of credit. The $200.0 million aggregate principal of senior notes are composed of a $100.0 million fixed rate senior note that matures in July 2015, a $20.0 million fixed rate senior note that matures in July 2012 and an $80.0 million floating rate senior note that matures in July 2012.
     The debt facilities place certain restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock and guarantees, and require maintenance of minimum financial ratios. As of July 29, 2006, the Company was in compliance with all covenants and does not anticipate that complying with the covenants will impact the Company’s liquidity in fiscal year 2007.
     Up until July 2008, under certain circumstances the credit facility may be increased to $680.0 million at the Company’s request. The credit facility allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and currently stands at LIBOR plus 62.5 basis points or prime. The credit facility contains restrictive covenants and financial covenants including leverage and fixed charge coverage ratios. The Company had $159.8 million of standby letters of credit and a $200.0 million term loan outstanding under the credit facility at July 29, 2006.
     During fiscal year 2006, the Company entered into the $21.0 million variable rate bond facility in connection with construction of a distribution center in Mississippi. The proceeds from the debt issuance are held in a trust account until the Company disburses funds for the construction of the distribution center. At the end of the second quarter of fiscal year 2007, the Company had received $16.8 million for acquisition and construction costs.

     Because interest rates on certain debt agreements vary with LIBOR or commercial paper rates, the Company has entered into interest rate swap agreements with a financial institution to manage the exposure to changes in interest rates. The notional amount of the interest rate swaps is $125.0 million for fiscal years 2004 through 2009 and $75.0 million for fiscal years 2009 through 2012.
     Net cash provided by operating activities was $77.1 million for the six months ended July 29, 2006 compared to $114.7 million for the six months ended July 30, 2005. The decrease in cash provided by operating activities for the first six months of fiscal year 2006 was principally due to reduced collections on accounts receivable related to the sale of the Company’s proprietary credit card portfolio at the end of fiscal year 2006.
     Expenditures for property and equipment increased $21.7 million to $113.2 million for the first six months ended July 29, 2006 from $91.5 million for the same time period in fiscal year 2006. The increase was principally due to the construction of new stores.
     Net cash used by financing activities was $71.4 million for the six months ended July 29, 2006 compared to $443.1 million provided by financing activities for the six months ended July 30, 2005. This change is primarily related to debt incurred to finance the purchase of the Proffitt’s and McRae’s stores in July 2005 and the fiscal year 2007 repurchase of common stock for $39.1 million.
     Management of the Company believes that cash flows from operations, existing credit facilities and additional liquidity resources will be sufficient to cover working capital needs, stock repurchases, capital expenditures, debt service requirements and funding of acquisitions for at least the next twelve months.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the six months ended July 29, 2006 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about purchases of our equity securities during the second quarter of fiscal year 2007.
ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number of	Approximate Dollar
				Shares Purchased	Value of Shares
			Average Price	as Part of	that May Yet Be
	Total Number of		Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased		per Share	Plans or Programs	Plans or Programs
April 30 - May 27, 2006	2,057,757	(1)	$19.00	2,057,757	—
May 28 - July 1, 2006	—		—	—	—
July 2 - July 29, 2006	—		—	—	—

Total	2,057,757		$19.00	—	—

(1)	On March 29, 2006, the Board of Directors approved the repurchase of up to 2,600,000 shares of the Company’s Class A and/or Class B common stock at a price of $19.00 per share. The Company repurchased 1,468,733 Class A shares and 589,024 Class B shares pursuant to the self-tender offer which commenced on April 17, 2006 and was completed on May 18, 2006.
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of stockholders was held on May 25, 2006. Three matters were submitted to a vote of the stockholders, including the election of directors. At the meeting, in person or by proxy, there were stockholders holding an aggregate of 49,250,658 shares of common stock. There were no broker non-votes with respect to any proposal.
Election of Directors
     H.W. McKay Belk, Thomas C. Nelson and John L. Thompson were elected as directors for terms expiring in 2009.

Term Expiring 2009	For	Withheld
H.W. McKay Belk	480,955,195	142,644
Thomas C. Nelson	480,958,379	139,460
John L. Thompson	480,958,379	139,460
     John R. Belk, John A. Kuhne and Elizabeth Valk Long continue to serve as directors for terms expiring in 2007. Thomas M. Belk, Jr., J. Kirk Glenn, Jr. and John L. Townsend, III continue to serve as directors for terms expiring in 2008.
Compensation Plan Proposals
     The stockholders also approved the material terms of the performance goals under two of the Company’s compensation plans. A total of 480,639,566 votes were cast in favor of the material terms of the performance goals under the 2005 Transition Incentive Plan, with 2,466 votes cast against and 455,807 votes withheld. A total of 478,720,472 votes were cast in favor of the material terms of the performance goals under the CFO Incentive Plan, with 132,085 votes cast against and 2,245,282 votes withheld.
Item 5. Other Information
     Not applicable
Item 6. Exhibits
(a) Exhibits
3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4/A, filed on March 5, 1998 (File No.333-42935)).

3.2	Form of Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

4.1	Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4/A, filed on March 5, 1998 (File No. 333-42935)).

4.2	Articles I and IV of the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

10.1	Stock Purchase Agreement by and between Saks Incorporated and Belk, Inc., dated as of August 1, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELK, INC.
Dated: September 7, 2006	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

By:	/s/ Brian T. Marley
Brian T. Marley
Executive Vice President and Chief Financial Officer