Form 10-Q
period 2006-10-28
BELK INC
filed 2006-12-07
CIK 1051771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 28, 2006

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
☐ Yes ☑ No
At December 1, 2006, the registrant had issued and outstanding 48,386,755 shares of class A common stock and 1,662,488 shares of class B common stock.

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
     Risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements include, but are not limited to:
•	General economic, political and business conditions, nationally and in our market areas, including rates of economic growth, interest rates, inflation or deflation, consumer credit availability, levels of consumer debt and bankruptcies, tax rates and policy, unemployment trends, potential acts of terrorism and threats of such acts and other matters that influence consumer confidence and spending;
•	Our ability to anticipate the demands of our customers for a wide variety of merchandise and services, including our predictions about the merchandise mix, quality, style, service, convenience and credit availability of our customers;
•	Unseasonable and extreme weather conditions in our market areas;
•	Seasonal fluctuations in quarterly net income due to the significant portion of our revenues generated during the holiday season in the fourth fiscal quarter and the significant amount of inventory we carry during that time;
•	Competition from other department and specialty stores and other retailers, including luxury goods retailers, general merchandise stores, Internet retailers, mail order retailers and off-price and discount stores, in the areas of price, merchandise mix, quality, style, service, convenience, credit availability and advertising;
•	Our ability to effectively use advertising, marketing and promotional campaigns to generate high customer traffic in our stores;
•	Our ability to find qualified vendors from which to source our merchandise and our ability to access products in a timely and efficient manner from a wide variety of domestic and international vendors;
•	The income we receive from, and the timing of receipt of, payments from GE Money Bank, an affiliate of GE Consumer Finance, the operator of our private label credit card business, which depends upon the amount of purchases made through the proprietary credit cards, the level of finance charge income generated from the credit card portfolio, the number of new accounts generated, changes in customers’ credit card use, and GE’s ability to extend credit to our customers;
•	Our ability to correctly anticipate the appropriate levels of inventories during the year;
•	Our ability to manage our expense structure;
•	Our ability to realize the planned efficiencies from our acquisitions and effectively integrate and operate these stores, including our fiscal year 2006 acquisition of Proffitt’s and McRae’s stores and our fiscal year 2007 acquisition of the Parisian department store business;
•	Our ability to manage and integrate our in-house fine jewelry business, including our ability to integrate the acquisition of the Migerobe business and our plan to take over the fine jewelry business in our stores currently conducted by Finlay Fine Jewelry;
•	Our ability to continue to increase our number of stores, including the availability of existing retail stores or store sites on acceptable terms and our ability to successfully execute the Company’s retailing concept in new markets and geographic regions; and
•	The efficient and effective operation of our distribution network and information systems to manage sales, distribution, merchandise planning and allocation functions.
     For a detailed description of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 that we filed with the Securities and Exchange Commission (“SEC”) on April 13, 2006 and Part II, Item 1A “Risk Factors” in this quarterly report. Our other filings with the SEC may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.
     Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, even if future events or new information may impact the validity of such statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Revenues	$794,277	$701,298	$2,278,774	$1,872,145
Cost of goods sold (including occupancy and buying expenses)	535,305	490,583	1,527,697	1,274,019
Selling, general and administrative expenses	223,086	203,053	623,366	506,327
Asset impairment and store closing costs	706	—	2,357	1,681
Gain (loss) on sale of property and equipment	8,759	(4)	9,686	70
Hurricane losses	—	905	—	905

Operating income	43,939	6,753	135,040	89,283
Interest expense, net	(11,826)	(14,164)	(33,065)	(31,684)
Gain on sale of investments, net	3,343	—	4,959	—

Income (loss) before income taxes	35,456	(7,411)	106,934	57,599

Income tax expense (benefit)	12,400	(2,900)	38,100	20,600

Net income (loss)	$23,056	$(4,511)	$68,834	$36,999

Basic and diluted income (loss) per share	$0.46	$(0.09)	$1.36	$0.72

Weighted average shares outstanding	50,028,415	51,831,691	50,756,338	51,685,657

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	October 28,	January 28,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$34,840	$322,266
Accounts receivable, net	39,697	43,867
Merchandise inventory	1,257,259	703,609
Prepaid income taxes, expenses and other current assets	29,765	34,521

Total current assets	1,361,561	1,104,263
Investment securities	6,266	6,196
Property and equipment, net	1,294,719	1,042,464
Goodwill	324,827	246,113
Other assets	62,557	51,584

Total assets	$3,049,930	$2,450,620

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$555,076	$249,553
Accrued liabilities	210,413	117,919
Accrued income taxes	—	36,092
Deferred income taxes	19,092	24,496
Line of credit	50,000	—
Current installments of long-term debt and capital lease obligations	3,292	16,807

Total current liabilities	837,873	444,867
Deferred income taxes	11,003	10,076
Long-term debt and capital lease obligations, excluding current installments	727,050	574,094
Interest rate swap liability	3,066	4,641
Deferred compensation and other noncurrent liabilities	252,332	222,115

Total liabilities	1,831,324	1,255,793

Stockholders’ equity:
Preferred stock	—	—
Common stock, 50.0 and 51.7 million shares issued and outstanding as of October 28, 2006 and January 28, 2006 respectively	500	517
Paid-in capital	503,294	537,676
Retained earnings	788,363	737,730
Accumulated other comprehensive loss	(73,551)	(81,096)

Total stockholders’ equity	1,218,606	1,194,827

Total liabilities and stockholders’ equity	$3,049,930	$2,450,620

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance at January 28, 2006	$517	$537,676	$737,730	$(81,096)	$1,194,827
Comprehensive income:
Net income	—	—	68,834	—	68,834
Unrealized gain on investments, net of $203 income tax expense	—	—	—	342	342
Unrealized gain on interest rate swaps, net of $582 income tax expense	—	—	—	981	981
Amortization of pension asset adjustment, net of $3,693 income tax expense	—	—	—	6,222	6,222

Total comprehensive income					76,379

Cash dividends	—	—	(18,201)	—	(18,201)
Stock compensation granted, net	—	290	—	—	290
Common stock issued	3	4,405	—	—	4,408
Repurchase and retirement of common stock	(20)	(39,077)	—	—	(39,097)

Balance at October 28, 2006	$500	$503,294	$788,363	$(73,551)	$1,218,606

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended
	October 28,	October 29,
	2006	2005
Cash flows from operating activities:
Net income	$68,834	$36,999
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and store closing costs	2,357	1,681
Deferred income taxes	6,052	14,473
Depreciation and amortization	100,787	81,807
Gain on sale of property, equipment and investments	(13,073)	(70)
Amortization of deferred gain	(1,572)	—
(Increase) decrease in:
Accounts receivable, net	5,353	16,426
Merchandise inventory	(333,339)	(264,206)
Prepaid expenses and other assets	(2,799)	(23,494)
Increase (decrease) in:
Accounts payable and accrued liabilities	243,624	225,243
Accrued income taxes	(36,092)	(35,289)
Deferred compensation and other liabilities	13,667	7,405

Net cash provided by operating activities	53,799	60,975

Cash flows from investing activities:
Acquisition of Parisian, net of cash acquired	(313,144)	—
Acquisition of Migerobe	(16,739)	—
Acquisition of Proffitt’s/McRae’s, net of cash acquired	—	(622,779)
Purchases of investments	—	(50)
Proceeds from sales of investments	2,230	—
Purchases of property and equipment	(157,365)	(145,684)
Proceeds from sales of property and equipment	15,890	6,218

Net cash used by investing activities	(469,128)	(762,295)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	150,000	729,462
Principal payments on notes payable and capital lease obligations	(15,981)	(259,719)
Proceeds from line of credit	50,000	46,794
Stock compensation tax benefit	1,182	1,411
Dividends paid	(18,201)	(16,271)
Repurchase of common stock	(39,097)	—

Net cash provided by financing activities	127,903	501,677

Net decrease in cash and cash equivalents	(287,426)	(199,643)
Cash and cash equivalents at beginning of period	322,266	227,053

Cash and cash equivalents at end of period	$34,840	$27,410

Supplemental schedule of noncash investing and financing activities:
Increase in property and equipment through accrued purchases	$19,424	$23,995
Increase in property and equipment through assumption of capital leases	5,483	2,111
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
Gift Card Revenue Recognition
     At the time gift cards are sold, no revenue is recognized; rather, a liability is established for the face amount of the gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. The estimated values of gift cards expected to go unused are recognized in proportion to actual gift card redemptions as the remaining gift card values are redeemed.
Sales Incentives Revenue Recognition
     The Company utilizes several customer loyalty programs that issue certificates for discounts on future purchases to proprietary charge card customers based on their spending levels. The certificates are classified as a reduction to revenue as they are earned by the customers. The Company maintains a reserve liability for the estimated future redemptions of the certificates.
(2) Implementation of New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The changes must be reported in comprehensive income and as a separate component of stockholders’ equity. Additional footnote disclosures will also be required. SFAS No. 158 will be effective for the Company in the fourth quarter of fiscal year 2007. SFAS No. 158 will require the Company to revise the pension plan balance sheet presentation and to increase the postretirement medical and life insurance liability for actuarial gains and transition adjustments that were previously not required to be recorded. The Company will present this change as an adjustment to Other Comprehensive Income in its February 3, 2007 balance sheet. The Company is currently in the process of evaluating the impact of SFAS No. 158.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 with earlier adoption encouraged. The Company believes that the adoption of SAB No. 108 will not have a material impact on its consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company believes that the adoption of SFAS No. 157 will not have a material impact on its consolidated financial statements.
     In July 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” EITF Issue No. 06-5 is effective for fiscal years beginning after December 15, 2006. EITF Issue No. 06-5 requires redemption fees to be included in determining the amount that could be realized under insurance contracts. The Company believes that the adoption of EITF Issue No. 06-5 will not have a material impact on its consolidated financial statements.
     In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF Issue No. 06-3 concludes that the presentation of taxes collected in conjunction with revenue-producing transactions (such as sales, use, value added, and certain excise taxes) on either a gross basis or a net basis is acceptable. It also requires that the gross versus net treatment of taxes must be disclosed in accordance with APB Opinion No. 22, “Disclosure of Accounting Policies.” The Company presents such taxes “net” within the financial statements. The Company has elected early application of EITF Issue No. 06-3 beginning in the second quarter of fiscal year 2007.
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, (“SFAS No. 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the impact of FIN 48.
     In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs incurred during a Construction Period.” Under the provisions of Staff Position FAS 13-1, the rental costs incurred under a lease agreement during the period of construction but prior to the commencement of the lessee’s operations could not be capitalized and should be recognized as rental expense in the period they are incurred. In prior fiscal years, the Company capitalized rental costs incurred during the construction period but prior to the commencement of operations and amortized these costs over the life of the lease. The Company implemented Staff Position FAS 13-1 during the quarter ended April 29, 2006, and has expensed $1.4 million of rental costs during the nine months ended October 28, 2006 that would have been capitalized prior to Staff Position FAS 13-1.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) Comprehensive Income
The following table sets forth the computation of comprehensive income:

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(dollars in thousands)
Net income (loss)	$23,056	$(4,511)	$68,834	$36,999

Other comprehensive income (loss):
Net change in fair value of interest rate swaps, net of $228 income tax benefit and $521 income tax expense for the three months and nine months ended October 28, 2006, respectively and $1,669 and $4,310 income tax expense for the three and nine months ended October 29, 2005, respectively	(385)	2,842	878	7,338
Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $20 and $61 income tax expense for the three and nine months ended October 28, 2006 and $45 and $134 income tax expense for the three and nine months ended October 29, 2005, respectively.	34	76	103	228
Unrealized gain on investments, net of $73 and $203 income tax expense for the three and nine months ended October 28, 2006, respectively and $41 and $32 income tax expense for the three and nine months ended October 29, 2005, respectively	122	70	342	55
Amortization of pension asset adjustment, net of $1,231 and $3,693 income tax expense for the three and nine months ended October 28, 2006, respectively and $1,132 and $3,397 income tax expense for the three and nine months ended October 29, 2005, respectively.	2,074	1,928	6,222	5,784

Other comprehensive income	1,845	4,916	7,545	13,405

Total comprehensive income	$24,901	$405	$76,379	$50,404

(4) Accumulated Other Comprehensive Loss
     The following table sets forth the components of accumulated other comprehensive loss:

	October 28,	January 28,
	2006	2006
	(dollars in thousands)
Unrealized loss on interest rate swaps, net of $409 and $991 income tax benefit as of October 28, 2006 and January 28, 2006, respectively	$(649)	$(1,630)
Unrealized gains on investments, net of $1,190 and $987 income tax expense as of October 28, 2006 and January 28, 2006, respectively	2,047	1,705
Pension asset adjustment, net of $44,173 and $47,866 income tax benefit as of October 28, 2006 and January 28, 2006, respectively	(74,949)	(81,171)

Accumulated other comprehensive loss	$(73,551)	$(81,096)

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5) Acquisitions
Parisian
     Effective October 2, 2006, the Company completed the acquisition of all of the capital stock of the corporations that operated 38 Parisian stores, the Parisian corporate headquarters, and a distribution center from Saks Incorporated (“Saks”) at a purchase price of $314.2 million. The primary reason for the purchase was to support the Company’s strategic expansion objectives and to better position the Company in strategic markets, including Alabama and Georgia. The results of the Parisian stores have been included in the condensed consolidated financial statements from the date of acquisition. Parisian department stores are located in nine states throughout the Southeast and Midwest. The acquisition was financed with proceeds from cash on hand and borrowings from its amended credit facility.
     The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available. The Company is currently in the process of evaluating whether to make an Internal Revenue Code Section 338 election to treat the purchase as an asset acquisition rather than a stock purchase for tax purposes, therefore the amount of goodwill that is expected to be deductible for tax purposes has not yet been determined. If the Company makes the Section 338 election, there could be a significant impact on deferred taxes and goodwill recorded for book purposes as a result of the acquisition.
     Goodwill of $72.0 million resulted from excess purchase price over the fair market value of the acquired assets, net of assumed liabilities. Primary reasons for the goodwill balance for the Parisian transaction were $28.4 million in unfavorable leases, $20.5 million in severance, retention and relocation costs, $10.3 million of lease buy-out reserves, and $3.7 million of transaction costs.
     The following is a summary of the estimated fair values of the assets acquired and liabilities assumed, which includes transaction costs:

dollars in thousands

Accounts receivable, net	$1,182
Inventory	206,587
Other current assets	5,415
Property, plant and equipment	194,715
Goodwill	72,021
Income taxes	11,362
Other assets	6,114

Total assets acquired	497,396

Current liabilities	151,828
Long-term liabilities	31,368

Total liabilities assumed	183,196

Net Assets Acquired	$314,200

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the respective periods:

	Three months ended		Nine months ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
	($’s In thousands except per share amounts)
Net sales	$906,190	$867,549	$2,721,644	$2,355,442
Net income (loss)	$16,870	$(14,508)	$48,107	$18,650
Earnings per share, basic and diluted	$0.34	$(0.28)	$0.95	$0.36
     These pro forma results have been prepared for comparative purposes only and include increased interest expense on acquisition debt and additional amortization expense as a result of fair market valuation adjustments for acquired assets. The pro forma results include the allocation of certain overhead expenses of Saks and do not include any cost savings that may result from the acquisition or any additional costs that will be incurred to integrate the Parisian stores. Therefore, they are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods or of future results.
Migerobe, Inc.
     Effective July 30, 2006, the Company completed the acquisition of the assets of Migerobe, Inc. (“Migerobe”), a company that leased fine jewelry departments in 35 Belk stores, for a purchase price of approximately $19.1 million. The results of the Migerobe operations have been included in the condensed consolidated financial statements from the date of acquisition. Belk has recorded approximately $4.3 million of goodwill, $1.4 million of purchased intangibles, and $13.7 million of inventory for the Migerobe acquisition.
(6) Pension and Postretirement Benefits
     The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee’s compensation. The Company also has a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain retired full-time employees.
     The components of net periodic benefit expense are as follows:

	Three Months Ended
	Pension Plan		Postretirement Plan
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(dollars in thousands)
Service cost	$896	$1,269	$40	$39
Interest cost	5,386	5,356	400	376
Expected return on plan assets	(5,981)	(6,299)	—	—
Amortization of transition obligation	—	—	65	65
Amortization of prior service cost	144	340	—	—
Amortization of the net (gain) loss	3,004	2,735	(18)	(106)

Net periodic benefit expense	$3,449	$3,401	$487	$374

	Nine Months Ended
	Pension Plan		Postretirement Plan
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(dollars in thousands)
Service cost	$2,688	$3,807	$120	$117
Interest cost	16,158	16,068	1,200	1,128
Expected return on plan assets	(17,943)	(18,897)	—	—
Amortization of transition obligation	—	—	195	195
Amortization of prior service cost	432	1,020	—	—
Amortization of the net (gain) loss	9,012	8,205	(54)	(318)

Net periodic benefit expense	$10,347	$10,203	$1,461	$1,122

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In March 2005, the Company made an optional $6.0 million contribution to its pension plan. As of October 28, 2006, there have been no additional contributions to the pension plan. The Company is not required to make any additional contributions for the remainder of fiscal year 2007.
(7) Borrowings
     Long-term debt and capital lease obligations consist of the following:

	October 28, 2006	January 28, 2006
	(dollars in thousands)
Bond facility	$125,000	$125,000
Credit facility term loan	350,000	200,000
Senior notes	200,000	200,000
Sale/leaseback financing	—	13,681
Capital lease agreements through July 2021	34,275	31,153
State bond facility	21,000	21,000
Unsecured notes payable	67	67

	730,342	590,901

Less current installments	(3,292)	(16,807)

Long-term debt and capital lease obligations, excluding current installments	$727,050	$574,094

     As of October 28, 2006, the annual maturities of long-term debt and capital lease obligations over the next five years are $3.3 million, $128.4 million, $3.5 million, $2.8 million, and $352.6 million, respectively.
     During fiscal year 2007, the Company amended its $580 million credit facility, increasing total available borrowings to $750 million. Up until October 2009, under certain circumstances the credit facility may be increased to $850.0 million at the Company’s request. The credit facility allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and currently stands at LIBOR plus 62.5 basis points or prime. The credit facility contains restrictive covenants and financial covenants including leverage and fixed charge coverage ratios. The Company had $154.3 million of standby letters of credit, a $350.0 million term loan and $50.0 million in seasonal borrowings outstanding under the credit facility at October 28, 2006.
(8) Hurricane Katrina Recoveries
     For the nine months ended October 29, 2005, the Company recorded $0.9 million of expenses related to the impact of Hurricane Katrina, consisting of expenses incurred of $4.0 million, netted against insurance proceeds of $3.1 million. The $0.9 million of expenses related to the impact of Hurricane Katrina is reflected as hurricane losses within the condensed consolidated statements of income. In addition, the Company recognized $3.6 million of insurance proceeds as reimbursement for damaged merchandise with a book value of $3.6 million and $5.0 million of insurance proceeds in connection with the write-off of fixed assets with a net book value of $5.0 million.
     For the nine months ended October 28, 2006, additional insurance recoveries of $10.7 million for Hurricane Katrina losses were received. Of this amount, $8.2 million has been recorded as a gain on sale of property and equipment, $0.7 million related to the business interruption coverage has been recorded as a reduction to cost of goods sold, and $1.7 million was payment for recoveries recognized in fiscal year 2006. The $8.2 million insurance recovery is included within net cash used by investing activities and the remainder of the recoveries is included within net cash provided by operating activities in the consolidated statement of cash flows.

BELK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) Sale of Lancaster, South Carolina Land
     On August 31, 2006, the Company sold approximately 187 acres of land in Lancaster County, South Carolina to John M. Belk via JMB Land Company, LLC for $4.1 million that resulted in a gain on sale of investments of $4.1 million.
(10) Earnings per Share
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive at the continuing operations level, the diluted EPS calculation includes the impact of unvested stock-based compensation awards with assumed proceeds equal to future stock compensation expense and excess tax benefits from the existing awards. The Company had no dilutive impact from its existing capital structure, therefore basic and diluted EPS are the same.
(11) Subsequent Event
     Effective October 30, 2006, Belk sold certain assets and lease rights related to four Parisian stores that the Company acquired from Saks on October 2, 2006 to The Bon-Ton Stores, Inc. for $25.7 million, subject to adjustment for inventory and other miscellaneous items. A fifth store, which is a new Parisian store scheduled to open in Clinton Township, Michigan in fall 2007, is also included in the sale agreement.

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
     As of October 28, 2006, the Company operated 318 retail department stores in 19 states primarily in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.
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
     Management believes that opportunities for growth exist in Belk markets where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. Although the Company will continue to take advantage of prudent opportunities to expand into large markets, the Company will focus its expansion in medium-sized markets and suburban communities surrounding larger metropolitan markets with store units in the 65,000 to 135,000 square-foot size range.
     The Company focuses on four key indicators to assess performance and growth. These key indicators are: (1) total sales, (2) comparable store sales, (3) earnings before interest and taxes, and (4) net income.
Migerobe, Inc. Acquisition
     Effective on July 30, 2006, the Company completed the acquisition of the assets of Migerobe, Inc. (“Migerobe”), a company that leased fine jewelry departments in 35 Belk stores, for a purchase price of approximately $19.1 million. The results of the Migerobe operations have been included in the condensed consolidated financial statements from the date of acquisition.

Parisian Acquisition
     Effective October 2, 2006, the Company completed the acquisition of all of the capital stock of the corporations that operated 38 Parisian stores, the Parisian corporate headquarters, and a distribution center from Saks Incorporated at a purchase price of $314.2 million. The primary reason for the purchase was to support the Company’s strategic expansion objectives and to better position the Company in strategic markets, including Alabama and Georgia. The results of the Parisian stores have been included in the condensed consolidated financial statements from the date of acquisition. Parisian department stores are located in nine states throughout the Southeast and Midwest. The acquisition was financed with proceeds from cash on hand and borrowings from its amended credit facility.
     Effective October 30, 2006, Belk sold certain assets and lease rights related to four Parisian stores that the Company acquired from Saks on October 2, 2006 to The Bon-Ton Stores, Inc. for $25.7 million, subject to adjustment for inventory and other miscellaneous items. A fifth store, which is a new Parisian store scheduled to open in Clinton Township, Michigan in fall 2007, is also included in the sale agreement.
Proffitt’s and McRae’s Acquisition
     Effective on July 3, 2005, the Company completed the acquisition of 22 Proffitt’s stores and 25 McRae’s stores from Saks Incorporated pursuant to an Asset Purchase Agreement dated April 29, 2005 at a purchase price of approximately $622.3 million. The results of the Proffitt’s and McRae’s stores have been included in the consolidated financial statements from the date of acquisition. Proffitt’s and McRae’s are regional department stores located in 11 of the 19 states where the Company’s stores operate. This acquisition was initially financed with proceeds from cash on hand, borrowings from its existing note payable, a new bank credit facility and a new bridge credit facility (“the Bridge Loan”). The Company subsequently repaid the Bridge Loan with proceeds from the issuance of senior notes.
Hurricane Katrina
     For the nine months ended October 29, 2005, the Company recorded $0.9 million of expenses related to the impact of Hurricane Katrina, consisting of expenses incurred of $4.0 million, netted against insurance proceeds of $3.1 million. The $0.9 million of expenses related to the impact of Hurricane Katrina is reflected as hurricane losses within the condensed consolidated statements of income. In addition, the Company recognized $3.6 million of insurance proceeds as reimbursement for damaged merchandise with a book value of $3.6 million and $5.0 million of insurance proceeds in connection with the write-off of fixed assets with a net book value of $5.0 million.
     For the nine months ended October 28, 2006, additional insurance recoveries of $10.7 million for Hurricane Katrina losses were received. Of this amount, $8.2 million has been recorded as a gain on sale of property and equipment, $0.7 million related to the business interruption coverage has been recorded as a reduction to cost of goods sold, and $1.7 million was payment for recoveries recognized in fiscal year 2006. The $8.2 million insurance recovery is included within net cash used by investing activities and the remainder of the recoveries is included within net cash provided by operating activities in the consolidated statement of cash flows.
VISA Settlement
     The Company was a member of the plaintiffs’ class in the Visa Check/MasterMoney Antitrust Litigation (the “VISA Settlement”), a class action lawsuit in which the class consisted of all businesses and organizations in the United States that accepted Visa and MasterCard debit and credit cards for payment at any time during the period October 25, 1992 to June 21, 2003. The class plaintiffs claimed that, through their “Honor All Cards” policies, Visa and MasterCard forced merchants to accept Visa and MasterCard signature debit card transactions at supracompetitive prices. In April 2003, Visa and MasterCard settled with the plaintiffs’ class by agreeing to pay $3.05 billion over time into a settlement fund. During the third quarter of fiscal year 2006, the Company received notice that its portion of the VISA Settlement was approximately $1.7 million. The Company recorded this amount as a reduction to selling, general and administrative expenses during the quarter ended October 29, 2005.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s condensed consolidated statements of income, as well as a period comparison of changes in comparable store net revenue.

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.4	70.0	67.0	68.0
Selling, general and administrative expenses	28.1	29.0	27.4	27.1
Gain on property and equipment	1.1	—	0.4	—
Operating income	5.5	0.9	5.9	4.7
Interest expense, net	1.5	2.0	1.5	1.7
Income tax expense (benefit)	1.6	(0.4)	1.7	1.1
Net income (loss)	2.9	(0.6)	3.0	2.0
Comparable store net revenue increase (decrease)	7.4	(1.5)	4.9	0.4
Comparison of the Three and Nine Months Ended October 28, 2006 and October 29, 2005
     Revenues. The Company’s revenues for the three months ended October 28, 2006 increased 13.3%, or $93.0 million, to $794.3 million from $701.3 million over the same period in fiscal year 2006. The increase is primarily attributable to an increase in revenues due to the newly acquired Parisian stores of $58.0 million, revenues from other new stores of $17.0 million and a $39.0 million, or 7.4%, increase in revenues from comparable stores. By family of business, sales increased across all business lines and were strongest in women’s, children’s, and men’s. These increases were partially offset by a decrease in Proffitt’s and McRae’s store sales of $19.7 million due primarily to the closing of eight Proffitt’s and McRae’s stores since the acquisition.
     The Company’s revenues for the nine months ended October 28, 2006 increased 21.7%, or $406.6 million, to $2,278.8 million from $1,872.1 million over the same period in fiscal year 2006. The increase is primarily attributable to an increase in revenues for Proffitt’s and McRae’s stores of $205.9 million due to four months of activity in fiscal year 2006 as compared with nine months of activity in fiscal year 2007, an increase due to the newly acquired Parisian stores of $58.0 million, revenues from other new stores of $65.4 million and a $79.9 million, or 4.9%, increase in revenues from comparable stores. By family of business, sales increases were strongest in women’s and children’s.
     Cost of goods sold. Cost of goods sold was $535.3 million, or 67.4% of revenues, for the three months ended October 28, 2006 compared to $490.6 million, or 70.0% of revenues, for the same period in fiscal year 2006. Cost of goods sold was $1,527.7 million, or 67.0% of revenues, for the nine months ended October 28, 2006 compared to $1,274.0 million, or 68.0% of revenues, for the same period in fiscal year 2006. The decreases in cost of goods sold as a percentage of revenues for the three and nine months ended October 28, 2006 are primarily attributable to reduced levels of clearance markdowns, improved initial margins on merchandise purchases and continued growth in the Company’s private brand merchandise.
     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $223.1 million, or 28.1% of revenues, for the three months ended October 28, 2006 compared to $203.1 million, or 29.0% of revenues, for the same period in fiscal year 2006. The decrease in SG&A expenses as a percentage of revenues for the three months ended October 28, 2006 was primarily due to an increase in credit income as a percentage of revenues of 0.8% and a decrease in acquisition integration costs as a percentage of revenues of 0.6%, partially offset by an increase in insurance expense as a percentage of revenues of 0.2%, and the $1.7 million VISA Settlement payment recognized during the third quarter of fiscal year 2006.

     SG&A expenses were $623.4 million, or 27.4% of revenues, for the nine months ended October 28, 2006 compared to $506.3 million, or 27.1% of revenues, for the same period in fiscal year 2006. The increase in SG&A expenses as a percentage of revenues for the nine months ended October 28, 2006 was primarily due to an increase in advertising expense as a percentage of revenues of 0.2%, a decrease in gift card breakage as a percentage of revenues of 0.2%, an increase in medical expense as a percentage of revenues of 0.1%, an increase in depreciation expense as a percentage of revenues of 0.1%, an increase in other operating expenses as a percentage of revenues of 0.2%, and the $1.7 million VISA Settlement payment recognized during the third quarter of fiscal year 2006, partially offset by a decrease in acquisition integration costs as a percentage of revenues of 0.4% and an increase in credit income as a percentage of revenues of 0.2%.
     Gain (loss) on sale of property and equipment. Gain on sale of property and equipment was $8.8 million, or 1.1% of revenues, for the three months ended October 28, 2006. The gain was primarily due to additional insurance recoveries for Hurricane Katrina losses on property and equipment of $8.2 million and $0.5 million of amortization of the deferred gain on the sale and leaseback of a portion of the Company’s headquarters building located in Charlotte, NC.
     Gain on sale of property and equipment was $9.7 million, or 0.4% of revenues, for the nine months ended October 28, 2006. The gain was primarily due to additional insurance recoveries for Hurricane Katrina losses on property and equipment of $8.2 million and $1.6 million of amortization of the deferred gain on the sale and leaseback of a portion of the Company’s headquarters building located in Charlotte, NC.
     Interest Expense, net. Interest expense, net decreased $2.3 million, or 16.5%, from $14.2 million during the three months ended October 29, 2005 to $11.8 million for the three months ended October 28, 2006. The decrease was primarily due to higher interest income earnings on invested cash balances during the three months ended October 28, 2006 due to the timing of acquisitions and the increase in market interest rates.
     Interest expense, net increased $1.4 million, or 4.4%, from $31.7 million during the nine months ended October 29, 2005 to $33.1 million for the same period in fiscal year 2007. The increase was due primarily to higher average debt outstanding during the nine months ended October 28, 2006 due to the timing of acquisitions, offset partially by higher interest income earnings on invested cash balances during the nine months ended October 28, 2006 due to the timing of acquisitions and the increase in market interest rates.
     Gain on sale of investments, net. Gain on sale of investments, net was $3.3 million for the three months ended October 28, 2006. The gain was primarily due to a $4.1 million gain on sale of Lancaster County, South Carolina land partially offset by a $0.8 million loss on the undesignated interest rate swap.
     Gain on sale of investments, net was $5.0 million for the nine months ended October 28, 2006. The gain was primarily due to a $4.1 million gain on sale of Lancaster County, South Carolina land and a $0.4 million gain on sale of the Company’s interest in a partnership that owns a distribution center facility.
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
Liquidity and Capital Resources
     The Company’s primary sources of liquidity are cash on hand, cash flows from operations and borrowings under debt facilities. The Company’s debt facilities consist of a $750.0 million credit facility that matures in October 2011, $200 million in senior notes, and a $125.0 million ten-year variable rate bond facility that matures in July 2008. The $750.0 million credit facility is composed of a $350.0 million term loan and a $400.0 million revolving line of credit. The $200.0 million aggregate principal of senior notes are composed of a $100.0 million fixed rate senior note that matures in July 2015, a $20.0 million fixed rate senior note that matures in July 2012 and an $80.0 million floating rate senior note that matures in July 2012.

     The debt facilities place certain restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock and guarantees, and require maintenance of minimum financial ratios. As of October 28, 2006, the Company was in compliance with all covenants and does not anticipate that complying with the covenants will impact the Company’s liquidity in fiscal year 2007.
     During fiscal year 2007, the Company amended its $580 million credit facility, increasing total available borrowings to $750 million. Up until October 2009, under certain circumstances the credit facility may be increased to $850.0 million at the Company’s request. The credit facility allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and currently stands at LIBOR plus 62.5 basis points or prime. The credit facility contains restrictive covenants and financial covenants including leverage and fixed charge coverage ratios. The Company had $154.3 million of standby letters of credit, a $350.0 million term loan and $50.0 million in seasonal borrowings outstanding under the credit facility at October 28, 2006.
     During fiscal year 2006, the Company entered into the $21.0 million variable rate bond facility in connection with construction of a distribution center in Mississippi. The proceeds from the debt issuance are held in a trust account until the Company disburses funds for the construction of the distribution center. At the end of the third quarter of fiscal year 2007, the Company had received $18.3 million for acquisition and construction costs.
     Because interest rates on certain debt agreements vary with LIBOR or commercial paper rates, the Company has entered into interest rate swap agreements with a financial institution to manage the exposure to changes in interest rates. The notional amount of the interest rate swaps is $125.0 million for fiscal years 2004 through 2009 and $75.0 million for fiscal years 2009 through 2012. The $125.0 million swap has been designated as a cash flow hedge against variability in future interest rate payments on the $125.0 million variable rate bond facility. The $75.0 million swap is not a designated hedging instrument, therefore changes in its value are recorded through gain on sale of investments, net.
     Net cash provided by operating activities was $53.8 million for the nine months ended October 28, 2006 compared to $61.0 million for the nine months ended October 29, 2005. The decrease in cash provided by operating activities for the first nine months of fiscal year 2007 was principally due to a $69.1 million increase in inventory due to the Company’s revenue growth, partially offset by a $31.8 million increase in net income due to the factors discussed previously, a $19.0 million increase in depreciation and amortization due to the increase in property and equipment and a $18.4 million increase in accounts payable and accrued liabilities related to the Company’s increased inventory levels.
     Net cash used by investing activities decreased $293.2 million to $469.1 million for the nine months ended October 28, 2006 from $762.3 million for the same time period in fiscal year 2006. The decrease was primarily due to a $292.9 million higher purchase price for the Proffitt’s and McRae’s stores during fiscal year 2006 as compared to the total purchase price for the fiscal year 2007 acquisitions of Parisian and Migerobe.
     Net cash provided by financing activities was $127.9 million for the nine months ended October 28, 2006 compared to $501.7 million for the nine months ended October 29, 2005. The decrease was primarily related to higher debt incurred to finance the purchase of the Proffitt’s and McRae’s stores in fiscal year 2006 as compared to fiscal year 2007 acquisitions. The reduction in cash provided by financing activities was also impacted by the fiscal year 2007 repurchase of common stock for $39.1 million.
     Management of the Company believes that cash flows from operations, existing credit facilities and additional liquidity resources will be sufficient to cover working capital needs, stock repurchases, capital expenditures, debt service requirements and funding of acquisitions for at least the next twelve months.

Contractual Obligations and Commercial Commitments
     A table representing the scheduled maturities of the Company’s contractual obligations and commercial commitments as of January 28, 2006 was included under the heading “Contractual Obligations and Commercial Commitments” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006. To facilitate an understanding of the significant changes in the Company’s commercial commitments, which occur in the normal course of business, the following data has been updated as of October 28, 2006.

	Payments Due by Period
		Within 1			After
	Total	Year	2 - 3 Years	4 - 5 Years	5 Years
	(dollars in thousands)
Contractual Obligations
Long-Term Debt	$696,000	$—	$125,000	$350,000	$221,000
Estimated Interest Payments on Debt (a)	275,156	45,202	83,929	76,065	69,960
Capital Lease Obligations	50,067	5,357	10,548	9,978	24,184
Operating Leases (b)	479,285	59,735	104,310	88,588	226,652
Line of Credit	50,000	50,000	—	—	—

	Amount of Commitment Expiration per Period
	Total
	Amounts	Within 1			After
	Committed	Year	2 - 3 Years	4 - 5 Years	5 Years
	(dollars in thousands)
Other Commercial Commitments
Standby Letters of Credit (c)	$175,617	$148,520	$27,097	$—	$—
Import Letters of Credit	40,467	40,467	—	—	—

Total Commercial Commitments	$216,084	$188,987	$27,097	$—	$—

(a)	Interest rates used to compute estimated interest payments utilize the stated rate for fixed rate debt and projected interest rates for variable rate debt. Projected rates range from 5% to 6% over the term of the variable rate debt agreements.

(b)	Operating lease payments consist of base rent only and do not include amounts for percentage rents, real estate taxes, insurance and other expenses related to those locations.

(c)	Standby letters of credit include a $126.8 million facility that supports the ten-year bond facility (accrued principal and interest) due July 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from changes in interest rates on its variable rate debt. The Company uses interest rate swaps to manage the interest rate risk associated with its borrowings and to manage the Company’s allocation of fixed and variable rate debt. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged derivative instruments. The Company’s net exposure to interest rate risk is based on the difference between the outstanding variable rate debt and the notional amount of its designated interest rate swaps, as well as the total amount of its undesignated swaps. At October 28, 2006, the Company had $576.0 million of variable rate debt and $125.0 million of offsetting, receive variable rate, pay fixed rate swaps. The impact on the Company’s annual interest expense of a one-percent change in interest rates would be approximately $4.5 million.
     At October 28, 2006, the Company also had a $75.0 million notional amount undesignated receive variable rate, pay fixed rate interest rate swap. The impact on the Company’s annual gain on sale of investments, net of a one-percent change in forward interest rates would be a gain or loss of approximately $2.0 million.

Item 4. Controls and Procedures
     The Company’s management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Belk in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
     In the third quarter of fiscal year 2007, the Company acquired the Parisian department store business from Saks Incorporated. As set forth in the discussion of risk factors disclosed in the Company’s Annual Report on Form 10-K filed on April 13, 2006 under the caption “Integrating and Operating Acquired Stores,” store acquisitions such as the acquisition of the Parisian business present risks and challenges to the Company as discussed in such risk factor. There have been no other material changes from the risk factors disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
(a)	Exhibits
3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4/A, filed on March 5, 1998 (File No.333-42935)).

3.2	Form of Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

4.1	Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4/A, filed on March 5, 1998 (File No. 333-42935)).

4.2	Articles I and IV of the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

10.1.	Stock Purchase Agreement by and between Saks Incorporated and Belk, Inc., dated as of August 1, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on September 7, 2006).

10.2	Second Amended and Restated Credit Agreement, dated as of October 2, 2006, by and among Belk, Inc. and the subsidiaries of Belk, Inc., as borrowers, and Wachovia Bank, National Association, Bank of America, NA. and the other lenders referred to therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELK, INC.
Dated: December 7, 2006	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

By:	/s/ Brian T. Marley
Brian T. Marley
Executive Vice President, Finance and Chief Financial Officer