Form 10-K
period 2007-02-03
BELK INC
filed 2007-04-12
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-26207
BELK, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	56-2058574 (IRS Employer Identification No.)

2801 West Tyvola Road, Charlotte, North Carolina (Address of Principal Executive Offices)	28217-4500 (Zip Code)

Registrant’s telephone number, including area code:
(704) 357-1000
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of Exchange on which registered

Class A Common Stock, $0.01 per share	None
Class B Common Stock, $0.01 per share	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) as of July 29, 2006 (based on the price at which the common equity was last sold on July 27, 2006, the date closest to the last business day of the Company’s most recently completed second fiscal quarter) was $319,894,944. 50,243,552 shares of common stock were outstanding as of April 3, 2007, comprised of 48,327,819 shares of the Registrant’s Class A Common Stock, par value $0.01, and 1,915,733 shares of the Registrant’s Class B Common Stock, par value $0.01.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2007 are incorporated herein by reference in Part III.

BELK, INC

i

PART I

Item 1.	Business

General

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned department store business in the United States, with total revenues of approximately $3.68 billion for the fiscal year ended February 3, 2007. The Company and its predecessors have been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.

The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2008” refer to the period ending February 2, 2008; references to “fiscal year 2007” refer to the period ended February 3, 2007; references to “fiscal year 2006” refer to the period ended January 28, 2006; and references to “fiscal year 2005” refer to the period ended January 29, 2005.

As of the end of fiscal year 2007, the Company operated 315 retail department stores in 18 states, primarily in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, house wares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.

Although the Company operates 100 stores that exceed 100,000 square feet in size, the majority of Belk stores range in size from 60,000 to 90,000 square feet. Most of the Belk stores are anchor tenants in major regional malls or shopping centers in medium and smaller markets. In addition to department stores, the Company operates two stores that sell limited selections of cosmetics, hosiery and accessories for women under the “Belk Express” store name. In the aggregate, the Belk stores occupy approximately 24.5 million square feet of selling space.

Management of the Belk stores is organized into four regional operating divisions, with each unit headed by a division chairman and a director of stores. Each division supervises a number of stores and maintains an administrative office in the markets served by the division. Division offices execute centralized initiatives at the individual stores, and their primary activities relate to providing management and support for the personnel, operations and maintenance of the Belk stores in their regions. These divisions are not considered segments for reporting purposes. Belk Stores Services, Inc., a subsidiary of Belk, Inc., and its subsidiary Belk Administration Company, along with Belk International, Inc., a subsidiary of Belk, Inc., and its subsidiary, Belk Merchandising Company, LLC (collectively “BSS”), coordinate the operations of Belk stores on a company-wide basis. BSS provides a wide range of services to the Belk division offices and stores, such as merchandising, marketing, merchandise planning and allocation, advertising and sales promotion, information systems, human resources, public relations, accounting, real estate and store planning, credit, legal, tax, distribution and purchasing.

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

Focused Merchandise Assortments.  The Company has positioned itself through its target customer focus to take advantage of significant sales growth opportunities in its women’s apparel (including special sizes), accessories, men’s and home businesses. The Company’s merchandise initiatives focus on providing its customers with in-depth assortments of updated, branded fashions that meet their lifestyle needs for casual, career and social occasions.

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

Management believes that significant opportunities for growth exist in Belk markets where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. Although the Company will continue to take advantage of prudent opportunities to expand into large markets, the Company will focus its expansion on medium-sized markets and suburban communities surrounding larger metropolitan markets with store units in the 60,000 to 120,000 square-foot size range.

In determining where to open new stores in the future, management evaluates demographic information such as income, education levels, age and occupation, as well as the availability of prime real estate locations, existing and potential competitors and the number of Belk stores in the same or contiguous market areas. Management also analyzes store and market sales and income data and seeks to identify economies of scale available in advertising, distribution and other expenses as part of its process for determining new store sites and markets for expansion.

During fiscal year 2007, the Company completed the re-branding of 39 former Proffitt’s and McRae’s stores to Belk, purchased the assets of Migerobe, Inc. fine jewelry and established a new fine jewelry division in Charlotte, N.C., and acquired through a stock purchase transaction 40 Parisian department stores from Saks Incorporated

(including two department stores that were opened after the acquisition). The Company also sold five Parisian locations to The Bon-Ton Stores, Inc. and announced plans to divest an additional seven Parisian stores. The Company intends to re-brand its Parisian stores as Belk in September 2007 with the integration of Parisian expected to be complete by the third quarter of fiscal year 2009.

The Company also opened 10 new Belk stores during fiscal year 2007 with a combined selling space of approximately 671,305 square feet and completed expansions and renovations of nine existing stores and major renovations of one existing store. New stores, store expansions and major store renovations completed in fiscal year 2007, excluding acquisitions, include:

New Stores

	Size (Selling	Opening	New or Existing
Location	Sq. Ft.)	Date	Market

Branson, MO (Branson Landing) #351	59,405	4/5/2006	New
Mt. Juliet, TN (Providence Marketplace) #358	67,562	4/5/2006	New
Buford, GA (Mall of Georgia) #375	100,000	4/5/2006	New
Knoxville, TN (Turkey Creek) #689	66,000	4/5/2006	New
Roanoke Rapids, NC (Premier Landing) #360	43,584	10/11/2006	Existing
Trussville, AL (The Pinnacle @ Tutwiler Farm) #349	86,251	10/11/2006	New
Stillwater, OK (Lakeview Pointe) #362	52,063	10/11/2006	New
Ft. Myers, FL (Gulf Coast Town Center) #346	86,493	10/11/2006	New
Wilson, NC (Heritage Crossing) #368	66,300	10/11/2006	Existing
Walterboro, SC (Walterboro Plaza) #374	43,647	10/11/2006	Existing

Store Expansions

	Expanded Size	Completion	New or Existing
Location	(Selling Sq. Ft.)	Date	Market

Flowood, MS (Dogwood Festival) #678	150,095	03/08/06	Existing
Lady Lake, FL (La Plaza Grande) #228	81,489	04/05/06	Existing
Monroe, NC (Monroe Mall) #1	55,594	08/09/06	Existing
Rogers, AR (Scottsdale Center) #285	103,903	09/13/06	Existing
Jasper, AL (Jasper Mall) #253	48,708	11/03/06	Existing
Sanford, NC (Riverbirch Corner) #8	53,903	11/03/06	Existing
Southern Pines, NC (Pinecrest Plaza) #532	100,616	11/03/06	Existing
Mt. Pleasant, SC (Town Center) #74	73,493	11/03/06	Existing
Hartwell, GA (Adams Square) #78	37,084	11/03/06	Existing

Store Renovations

	Size (Selling	Completion	New or Existing
Location	Sq. Ft.)	Date	Market

Bristol, VA (Bristol Mall) #52	48,655	04/05/06	Existing

In fiscal year 2008, the Company plans to open 12 new stores that will have a combined selling space of approximately 1,009,562 square feet. It also expects to complete expansions and renovations of eleven existing stores and major renovations of three existing stores. However, the Company plans to reduce its total net selling square footage by 0.8 million square feet, or 3.2%, primarily due to the disposal of recently-announced Parisian stores.

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

Belk stores also offer exclusive private brands in selected merchandise categories that provide customers with merchandise that is comparable or better in quality and style with national brands at substantial savings. Belk private brands, which include Kim Rogers, Madison Studio, Madison, J. Khaki, Meeting Street, Saddlebred, Home Accents, W.H. Belk, Red Camel, Biltmore Estate For Your Home, Cook’s Tools and ND (New Directions), provide outstanding value for customers and set Belk apart from its competitors.

During fiscal year 2007, the Company continued implementing a strategy to strengthen its home store business by expanding home store selling space in select stores and adding high capacity home store fixtures in 55 stores.

Marketing

The Company employs strategic marketing initiatives to develop and enhance the equity of the Belk brand, strengthen its relationship with and become the desired destination for the target customer, and create and strengthen “one-to-one” relationships with customers. The Company’s marketing strategy involves extensive mass media print advertising, direct marketing, comprehensive store visual merchandising and signing and in-store special events (e.g., trunk shows, celebrity and designer appearances, Charity Day and Senior’s Day). The Company also provides information about the Company and its bridal gift registry on its www.belk.com website.

Gift Cards

The Company’s gift card program provides a convenient option for customer gift-giving and enables stores to issue electronic credits to customers in lieu of cash refunds for merchandise returned without sales receipts. Several types of gift cards are available, each with its own distinctive design and appeal, including Standard, Home, Cosmetics, Birthday, Gift, Bridal and Holiday.

Salons and Spas

As of the end of fiscal year 2007, the Company owned and operated 29 hair styling salons in various store locations, 26 of which also offer spa services. The hair salons offer the latest hair styling services as well as wide assortments of top brand name beauty products, including Aveda. The spas offer massage therapy, skincare, nail treatments and other specialized services. Eight of the salons and spas operate under the name of “Carmen! Carmen! Prestige Salon and Spa at Belk” with the balance operating under the name of “Belk Salon and Spa.” New Belk Salons and Spas were opened during fiscal year 2007 at Belk stores in Huntsville and Mobile, AL, Mary Ester and Pensacola, FL, and Greenville, Jackson, Laurel and Tupelo, MS, and the Parisian stores in Homewood, AL, Decatur, GA and Little Rock, AR.

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

Belk Proprietary Charge Programs

In fiscal year 2007, the Company completed the transfer and systems conversion of its Belk and Proffitt’s and McRae’s charge customer accounts to GE Money Bank (“GE”), an affiliate of GE Consumer Finance. In partnership with GE, the Company introduced and implemented a new Belk Rewards loyalty program. All Belk cardholders earn and accumulate reward points for Belk credit purchases and receive a $10 Belk Reward Certificate for each 400 points earned. A point is awarded for each $1 in Belk card purchases with additional points awarded for certain Company and vendor promotions.

Belk card customers whose purchases total $600 or more in a calendar year qualify for a Belk Premier card that entitles them to unlimited free gift wrapping and basic alterations, an interest-free 0% Premier Plan account and notifications of special savings and sales events. The Company also worked in partnership with GE during fiscal year 2007 to plan and execute enhanced marketing programs designed to recognize and reward Belk card customers, attract profitable new customers and increase sales from existing card customers. As a result, the Company experienced a significant increase in Belk credit card penetration as a percent of total sales over the previous year. In the third quarter of fiscal year 2007, as part of the Parisian stock purchase transaction, GE purchased approximately 930,000 Parisian credit card accounts from HSBC Bank Nevada, National Association (“HSBC”). The Company plans to convert the Parisian card accounts to GE systems in the first quarter of fiscal year 2008 and transition these accounts to the Belk card program in the third quarter of fiscal year 2008 as part of the Parisian re-branding.

Systems and Technology

Belk continues to make significant investments in technology and information systems in order to drive sales, improve core business processes and support its overall business strategy. The Company has prioritized the development and implementation of computerized systems to support its merchandising and marketing workflow processes and in-store merchandise signing. Examples of key systems initiatives implemented during fiscal year 2007 include enhancements to core processes in private brands, merchandise replenishment and in-stock levels for basic and advertised merchandise. Additionally, markdown management and sales associate scheduling initiatives facilitated improved service levels for customers. These systems enable the Company’s management to quickly identify sales trends, monitor merchandise mix, distribute merchandise based on individual market needs, manage markdowns and monitor sales trends and inventory levels.

Inventory Management and Logistics

Since July 2000, the Company has operated a 371,000 square foot distribution center in Blythewood, SC that incorporates the latest in distribution center design, technology and equipment that facilitates the automation of many labor-intensive processes. The Company’s “store ready” merchandise receiving processes enable stores to receive and process merchandise shipments and move goods to the sales floor quickly and efficiently. This helps ensure the ongoing timely delivery of the latest fashion merchandise and replenishment inventory to meet customers’ shopping needs.

In the second quarter of fiscal year 2007, the Company opened a second 174,000 square foot distribution center at the Greater Jackson Industrial Park in Byram, MS. As of the fiscal year end, the center served approximately 121 Belk stores located in the central and western areas of the Company’s market footprint. As a part of acquisition of Parisian, the Company acquired a third distribution center in Steele, AL, which was closed during the first quarter of fiscal year 2008.

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

Industry and Competition

The Company operates retail department stores in the highly competitive retail apparel industry. Management believes that the principal competitive factors for retail department store operations include merchandise selection, quality, value, customer service and convenience. The Company believes its stores are strong competitors in all of these areas. The Company’s primary competitors are traditional department stores, mass merchandisers, national apparel chains, individual specialty apparel stores and direct merchant firms, including J.C. Penney Company, Inc., Dillard’s, Inc., Kohl’s Corporation, Federated Department Stores, Inc., Sears Holding Corporation, Target Corporation and Wal-Mart Stores, Inc.

Trademarks and Service Marks

Belk Stores Services, Inc. owns all of the principal trademarks and service marks now used by the Company, including “Belk.” These marks are registered with the United States Patent and Trademark Office. The term of each of these registrations is generally ten years, and they are generally renewable indefinitely for additional ten-year periods, so long as they are in use at the time of renewal. Most of the trademarks, trade names and service marks employed by the Company are used in the Company’s private brands program. The Company intends to vigorously protect its trademarks and service marks and initiate appropriate legal action whenever necessary.

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

Associates

As of the end of fiscal year 2007, the Company had approximately 28,900 full-time and part-time associates. Because of the seasonal nature of the retail business, the number of associates fluctuates from time to time and is highest during the holiday shopping period in November and December. The Company as a whole considers its relations with associates to be good. None of the associates of the Company are represented by unions or subject to collective bargaining agreements.

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

Effects of Weather

Unseasonable and extreme weather conditions in our market areas affect our business. Apparel comprises a majority of our sales. If the weather in our market areas is unseasonably warm or cold for an extended period of time, it can affect the timing of apparel purchases by our customers and result in an inventory imbalance. In addition, frequent or unusually heavy snow or ice storms, hurricanes or tropical rain storms in our market areas may decrease customer traffic in our stores and adversely affect our performance.

Seasonal Fluctuations

We experience seasonal fluctuations in quarterly net income due to a number of factors. A significant portion of our revenues are generated during the holiday season in the fourth fiscal quarter. Because we order merchandise in advance of our peak season, we carry a significant amount of inventory during that time. A decrease in the availability of working capital needed in the months before the peak period could impact our ability to build up an appropriate level of merchandise in our stores. If we do not order the merchandise mix demanded by our customers or if there is a decrease in customer spending during the peak season, we may be forced to rely on markdowns or promotional sales to dispose of the inventory.

Highly Competitive Industry

We face competition from other department and specialty stores and other retailers, including luxury goods retailers, general merchandise stores, Internet retailers, mail order retailers and off-price and discount stores in the highly competitive retail industry. Competition is characterized by many factors, including price, merchandise mix, quality, style, service, convenience, credit availability and advertising. We have expanded and continue to expand into new markets served by our competitors and face the entry of new competitors into or expansion of existing competitors in our existing markets, all of which further increase the competitive environment and cause downward pressure on prices and reduced margins. Although we offer on-line gift registry and Internet purchasing options for certain merchandise categories, we rely on in-store sales for a substantial majority of our revenues. A significant shift in customer buying patterns from in-store purchases to purchases via the Internet could impact our business.

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

Credit Card Operations

In fiscal year 2006, we sold our proprietary credit card business to, and entered into a 10-year strategic alliance with GE to operate our private label credit card business. Sales of merchandise and services are facilitated by these credit card operations. We receive income from GE relating to the credit card operations based on a variety of variables, such as the amount of purchases made through the proprietary credit cards and the level of finance charge income generated from the credit card portfolio. The income we receive from this alliance and the timing of receipt of payments will vary based on the number of new accounts generated, changes in customers’ credit card use, and GE’s ability to extend credit to our customers, all of which can vary based on changes in federal and state banking and consumer protection laws and from a variety of economic, legal, social, and other factors that we cannot control.

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

Integrating and Operating Acquired Stores

In fiscal year 2006, we acquired Proffitt’s and McRae’s stores from Saks, Incorporated, and in fiscal year 2007, we acquired Parisian stores from Saks, Incorporated. In fiscal year 2007, we also acquired assets of Migerobe, Inc. and took over the operation of formerly leased fine jewelry operations in a number of our stores, and we expect to expand those operations to other stores in fiscal year 2008 and beyond. We may make further acquisitions in the future. In order to realize the planned efficiencies from our acquisitions, we must effectively integrate and operate these stores and departments. Our operating challenges and management responsibilities increase as we grow. To successfully integrate and operate acquired businesses, we face a number of challenges, including entering markets in which we have no direct prior experience; maintaining uniform standards, controls, procedures and policies in the newly-acquired stores and departments; extending technologies and personnel; and effectively supplying the newly-acquired stores and departments.

New Store Growth

Our strategy to continue to increase the number of our stores will depend in part upon the availability of existing retail stores or store sites on acceptable terms. It will also depend on our ability to successfully execute the Company’s retailing concept in new markets and geographic regions. Increases in real estate, construction and development costs could limit our growth opportunities. If consumers are not receptive to us in new markets or regions, our financial performance could be adversely affected. In addition, we will need to identify, hire and retain a sufficient number of qualified personnel to work in our new stores.

Logistics, Distribution and Information Technology

We currently operate distribution centers in South Carolina and Mississippi that service all of our stores. The efficient operation of our business is dependent on receiving and distributing merchandise in a cost-effective and timely manner. We also rely on our information systems to effectively manage sales, distribution, merchandise planning and allocation functions. We are continuing to implement software technology to assist with these functions. If we do not effectively operate our distribution network or if our information systems fail to perform as expected, our business could be disrupted.

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

Store Locations

As of the end of fiscal year 2007, the Company operated a total of 315 retail stores, with approximately 24.5 million selling square feet, in the following 18 states:

Alabama — 28	Louisiana — 3	Oklahoma — 2
Arkansas — 6	Maryland — 2	South Carolina — 38
Florida — 29	Mississippi — 17	Tennessee — 25
Georgia — 50	Missouri — 1	Texas — 9
Indiana — 1	North Carolina — 74	Virginia — 20
Kentucky — 5	Ohio — 1	West Virginia — 4

Belk stores are located in regional malls (180), strip shopping centers (94), “power” centers (19) and “lifestyle” centers (16). Additionally, there are six freestanding stores. Approximately 80% of the gross square footage of the typical Belk store is devoted to selling space to ensure maximum operating efficiencies. A majority of the stores are either new or have undergone renovations within the past ten years. The new and renovated stores feature the latest in retail design, including updated exteriors and interiors. The interiors are designed to create an exciting, comfortable and convenient shopping environment for customers. They include the latest lighting and merchandise fixtures, as well as quality decorative floor and wall coverings and other special decor. The store layout is designed for ease of shopping, and store signage is used to help customers identify and locate merchandise.

As of the end of fiscal year 2007, the Company owned 86 store buildings, leased 187 store buildings under operating leases and owned 57 store buildings under ground leases. The typical operating lease has an initial term of between 15 and 20 years, with four renewal periods of five years each, exercisable at the Company’s option. The typical ground lease has an initial term of 20 years, with a minimum of four renewal periods of five years each, exercisable at the Company’s option.

Non-Store Facilities

The Company also owns or leases the following distribution centers, division offices and headquarters facilities:

Belk Property	Location	Own/Lease

Belk, Inc. Western Division Office	Greenville, SC	Lease
Belk, Inc. Corporate Offices Condominium	Charlotte, NC	Lease
Belk Central Distribution Center	Blythewood, SC	Lease
Belk Distribution Center	Byram, MS	Own
Former Parisian Corporate Office	Birmingham, AL	Lease
Former Parisian Distribution Center	Steele, AL	Own
Belk, Inc. Fine Jewelry Distribution Center	Ridgeland, MS	Lease

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

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended February 3, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Neither the Class A Common Stock, par value $.01 per share (the “Class A Common Stock”) nor the Class B Common Stock, par value $.01 per share (the “Class B Common Stock”) was listed or traded on a public market during any part of fiscal year 2007. There is no established public trading market for either class of the Registrant’s common stock. As of February 3, 2007, there were approximately 553 holders of record of the Class A Common Stock and 340 holders of record of Class B Common Stock.

On April 4, 2007, the Company declared a regular dividend of $0.40 on each share of the Class A and Class B Common Stock outstanding on that date. On March 29, 2006, the Company declared a regular dividend of $0.35 on each share of the Class A and Class B Common Stock outstanding on that date. The amount of dividends paid out with respect to fiscal year 2008 and each subsequent year will be determined at the sole discretion of the Board of Directors based upon the Company’s results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. For a discussion of the Company’s debt facilities and their restrictions on dividend payments, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There were no purchases of issuer equity securities during the fourth quarter of fiscal year 2007.

Item 6.	Selected Financial Data

The following selected financial data are derived from the consolidated financial statements of the Company.

	53 Weeks	52 Weeks	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended
	February 3,	January 28,	January 29,	January 31,	February 1,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share amounts)

SELECTED STATEMENT OF INCOME DATA:
Revenues	$3,684,769	$2,968,777	$2,446,832	$2,264,907	$2,241,555
Cost of goods sold	2,451,171	1,977,385	1,618,639	1,506,905	1,512,045
Depreciation and amortization expense	142,618	113,945	101,255	91,007	89,312
Operating income	323,719	258,501	226,341	213,365	167,237
Income before income taxes	279,050	213,555	194,276	170,647	133,817
Net income	181,850	136,903	124,076	111,547	84,017
Basic and diluted income per share:
From continuing operations	3.59	2.65	2.40	2.11	1.53
Net income	3.59	2.65	2.40	2.11	1.53
Cash dividends per share	0.350	0.315	0.475	0.275	0.25
SELECTED BALANCE SHEET DATA:
Accounts receivable, net(1)	61,434	43,867	324,917	317,025	338,846
Merchandise inventory	931,870	703,609	527,860	496,242	487,490
Working capital	679,822	649,711	787,390	698,059	678,087
Total assets	2,848,615	2,437,171	1,859,085	1,730,263	1,736,102
Long-term debt and capital lease obligations	734,342	590,901	301,419	308,488	365,553
Stockholders’ equity	1,326,022	1,194,827	1,066,616	975,371	954,284
SELECTED OPERATING DATA:
Number of stores at end of period	315	276	226	221	214
Comparable store net revenue increase (decrease)(2)	6.0%	1.2%	4.2%	(0.5)%	(2.2%)

(1)	In fiscal year 2006, the Company sold its proprietary credit card business to GE Money Bank. This transaction caused a significant reduction in accounts receivable.

(2)	On a 52 versus 52 week basis, comparable store net revenues increased 4.5% in fiscal year 2007. Comparable store net revenue includes sales from stores open during the entire fiscal year in both the current and prior year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belk, together with its subsidiaries, is the largest privately owned department store business in the United States. The Company and its predecessors have been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.

The Company’s total revenues increased 24.1% in fiscal year 2007 to a record $3.7 billion. Comparable store sales increased 6.0% with all lines of business achieving positive comparable store sales growth. Operating income grew 25.2% to $323.7 million in fiscal year 2007. Net income increased 32.8% to $181.9 million or $3.59 per basic and diluted share.

The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2008” refer to the period ending February 2, 2008; references to “fiscal year 2007” refer to the period ended February 3, 2007; references to “fiscal year 2006” refer to the period ended January 28, 2006; and references to “fiscal year

2005” refer to the period ended January 29, 2005. All years include 52 weeks, with the exception of the fiscal year ended February 3, 2007, which included 53 weeks.

As of the end of its fiscal year 2007, the Company operated 315 retail department stores in 18 states primarily in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.

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

The Company operates retail department stores in the highly competitive retail apparel industry. Management of the Company believes that the principal competitive factors for retail department store operations include merchandise selection, quality, value, customer service and convenience. The Company believes its stores are strong competitors in all of these areas. The Company’s primary competitors are traditional department stores, mass merchandisers, national apparel chains, individual specialty apparel stores and direct merchant firms, including J.C. Penney Company, Inc., Dillard’s, Inc., Kohl’s Corporation, Federated Department Stores, Inc., Sears Holding Corporation, Target Corporation, and Wal-Mart Stores, Inc.

Management believes that significant opportunities for growth exist in Belk markets where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. Although the Company will continue to take advantage of prudent opportunities to expand into large markets, the Company will focus its expansion on medium-sized markets and suburban communities surrounding larger metropolitan markets with store units in the 60,000 to 120,000 square-foot size range. One of the more significant challenges currently facing the Company’s management team is to continue to identify new Belk markets and to effectively increase the Company’s net store selling square footage. In fiscal year 2007, the Company increased net store selling square footage by 4.1 million square feet, or 20.1%, including the acquisition of the Parisian stores described below. In fiscal year 2008, the Company plans to reduce its net store selling square footage by 0.8 million square feet, or 3.2%, primarily due to the recently-announced disposal of Parisian stores, partially offset by new store construction.

Parisian Acquisition

Effective October 2, 2006, the Company completed the acquisition of all of the capital stock of the corporations that operated 38 Parisian stores, the Parisian corporate headquarters, and a distribution center (“Parisian Acquisition”) from Saks Incorporated (“Saks”) for a purchase price of approximately $314.7 million. The primary reason for the purchase was to support the Company’s strategic expansion objectives and to better position the Company in strategic markets, including Alabama and Georgia. The results of the acquired operations have been included in the condensed consolidated financial statements from the date of acquisition. Parisian department stores are located in nine states throughout the Southeast and Midwest.

Effective October 30, 2006, Belk sold certain assets and lease rights related to four of the Parisian stores for $25.7 million. A fifth store, which is a new Parisian store scheduled to open in Clinton Township, Michigan in fall 2007, was also included in the sale agreement.

Migerobe Acquisition

Effective July 30, 2006, the Company completed the acquisition of the assets of Migerobe, Inc. (“Migerobe”), a company that leased fine jewelry departments in 35 Belk stores, for a purchase price of approximately $19.1 million. The results of the Migerobe operations have been included in the consolidated financial statements from the date of acquisition.

Proffitt’s and McRae’s Acquisition

Effective on July 3, 2005, the Company completed the acquisition of 22 Proffitt’s stores and 25 McRae’s stores from Saks pursuant to an Asset Purchase Agreement dated April 29, 2005 for a purchase price of approximately $622.3 million. The primary reason for the purchase was to support the Company’s strategic expansion objectives and to better position the Company in strategic markets, including Alabama, Tennessee, and Mississippi. The results of the Proffitt’s and McRae’s stores have been included in the consolidated financial statements from the date of acquisition. Proffitt’s and McRae’s are regional department stores located in 11 of the Southeastern states where the Company’s stores operate. During fiscal year 2007, the Company completed the re-branding of the stores to Belk.

Sale of Credit Card Portfolio

On January 28, 2006, GE purchased the Company’s private label credit card accounts and related customer accounts receivable for $321.3 million. Approximately $125.0 million of the proceeds from the transaction were used to pay off the Note Payable, which had been secured by the customer accounts receivable. The Company recognized a gain of $3.1 million in connection with the sale of the credit card portfolio in fiscal year 2006.

In a separate but related transaction, GE purchased customer credit card accounts and related accounts receivable from HSBC, from which the Company had purchased the rights to as part of the acquisition of the 47 Proffitt’s and McRae’s stores (the “PM Credit Card Portfolio”). The Company recorded an intangible asset of $9.3 million in fiscal year 2006 representing the amount paid by the Company to HSBC to permit the sale of the PM Credit Card Portfolio to GE. This intangible asset is being amortized over the 10-year term of the Belk/GE program agreement (“Program Agreement”) described below.

In connection with the Company’s fiscal year 2007 acquisition of Parisian, GE purchased customer credit card accounts and related accounts receivable from HSBC. The Company recorded an intangible asset of $2.2 million and goodwill of $9.8 million representing the amount paid by the Company to HSBC. The intangible asset is being amortized over the 9-year remaining term of the Program Agreement described below.

In connection with the fiscal year 2006 sale of the Company’s credit card portfolio and GE’s purchase of the PM Credit Card Portfolio, Belk and GE entered into a 10-year credit card Program Agreement. This Program Agreement sets forth the terms and conditions under which GE will issue credit cards to Belk’s customers. The Company will be paid a percentage of net credit sales, as defined by the Program Agreement, for future credit card sales. Under the terms of the Program Agreement, Belk is required to perform certain duties, including receiving and remitting in-store payments on behalf of GE. Belk will receive fees for these activities. Amounts earned under the Program Agreement are recorded as a reduction of selling, general and administrative (“SG&A”) expenses.

Hurricane Katrina

The Company operated 20 stores in the areas that were affected by Hurricane Katrina in fiscal year 2006. Operations were interrupted at 13 store locations, with the most significant physical damage at the Company’s Biloxi, Mississippi location. As of November 4, 2005, all store locations had been reopened for business. The Company maintains insurance coverage for windstorm, property, flood damage and business interruption, and has received insurance proceeds to cover losses due to the hurricane.

For fiscal year 2006, the Company recorded $1.0 million of expenses related to the impact of Hurricane Katrina, consisting of expenses incurred of $4.8 million, netted against insurance proceeds of $3.8 million. The $1.0 million of expenses related to the impact of Hurricane Katrina is reflected as hurricane losses within the consolidated statements of income. The Company received $1.2 million related to business interruption coverage which was recorded partially as a reduction to cost of goods sold and partially as an expense reduction. In addition, the Company recognized $3.9 million of insurance proceeds as reimbursement for damaged merchandise with a book value of $3.6 million and $9.8 million of insurance proceeds in connection with the write-off of fixed assets with a net book value of $5.0 million.

For fiscal year 2007, additional insurance recoveries of $10.7 million for Hurricane Katrina losses were received. Of this amount, $8.2 million has been recorded as a gain on sale of property and equipment, $0.7 million related to the business interruption coverage has been recorded as a reduction to cost of goods sold, and $1.7 million was payment for expense recoveries recognized in fiscal year 2006. The $8.2 million insurance recovery is included within net cash used by investing activities and the remainder of the recoveries is included within net cash provided by operating activities in the consolidated statement of cash flows.

VISA Settlement

The Company was a member of the plaintiffs’ class in the Visa Check/MasterMoney Antitrust Litigation (the “VISA Settlement”), a class action lawsuit in which the class consisted of all businesses and organizations in the United States that accepted Visa and MasterCard debit and credit cards for payment at any time during the period from October 25, 1992 to June 21, 2003. The class plaintiffs claimed that, through their “Honor All Cards” policies, Visa and MasterCard forced merchants to accept Visa and MasterCard signature debit card transactions at super competitive prices. In April 2003, Visa and MasterCard settled with the plaintiffs’ class by agreeing to pay $3.05 billion over time into a settlement fund. During the third quarter of fiscal year 2006, the Company received notice that its portion of the VISA Settlement was calculated to be approximately $1.7 million. The Company recorded this amount as a reduction to SG&A expenses during fiscal year 2006. During the second quarter of fiscal year 2007, the Company received $1.7 million for the VISA settlement and reflected the settlement as a reduction of accounts receivable.

Stock Compensation

The Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), during the fourth quarter of fiscal year 2005. The Company had previously accounted for stock based compensation under the guidelines of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the Company to account for stock based compensation by using the grant date fair value of share awards and the estimated number of shares that will ultimately be issued in conjunction with each award. The Company elected to apply the standard using the modified retrospective method of adoption, where the standard would only impact stock based compensation expense in fiscal year 2005 and future years. The adoption of SFAS 123(R) resulted in a $3.6 million reduction in compensation costs, a component of SG&A expenses, in fiscal year 2005. The application of SFAS 123(R) did not have an impact on the overall cash flows of the Company.

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

The cumulative effect of these adjustments in fiscal year 2005 was an increase in depreciation expense, a component of SG&A expenses, of $8.9 million ($5.6 million net of tax) and an increase in rent expense, a component of cost of goods sold, of $1.7 million ($1.1 million net of tax). These adjustments did not have any impact on the overall cash flows of the Company.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s consolidated statements of income and other pertinent financial and operating data.

	53 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	66.5	66.6	66.2
Selling, general and administrative expenses	24.9	24.5	24.6
Gain on sale of property and equipment	0.3	0.2	0.1
Asset impairment and store closing costs	0.1	0.1	0.1
Pension curtailment charges	—	0.3	—
Restructuring charges	—	(0.1)	—
Operating income	8.8	8.7	9.3
Interest expense	1.6	1.7	1.4
Interest income	0.2	0.1	0.1
Gain on sale of investments	0.1	0.1	—
Income taxes	2.6	2.6	2.9
Net income	4.9	4.6	5.1
SELECTED OPERATING DATA:
Selling square footage (in thousands)	24,498	20,400	15,244
Store revenues per selling sq. ft.	$158	$168	$161
Comparable store net revenue increase(1)	6.0%	1.2%	4.2%
Number of stores
Opened	10	12	14
Purchased	37	47	—
Closed	(8)	(9)	(9)
Total — end of period	315	276	226

(1)	On a 52 versus 52 week basis, comparable store net revenues increased 4.5% in fiscal year 2007. Comparable store net revenue includes sales from stores open during the entire fiscal year in both the current and prior year.

The following table gives information regarding the percentage of revenues contributed by each family of business for each of the last three fiscal years. There were no material changes as reflected in the table below.

	Fiscal Year	Fiscal Year	Fiscal Year
Family of Business	2007	2006	2005

Womens	37%	36%	37%
Center Core	29	29	28
Mens	17	17	17
Home	11	12	12
Childrens	6	6	6

Total	100%	100%	100%

Comparison of Fiscal Years Ended February 3, 2007 and January 28, 2006

Revenues.  In fiscal year 2007, the Company’s revenues increased 24.1%, or $716.0 million, to $3.685 billion from $2.969 billion. The increase is primarily attributable to an increase in revenues for Proffitt’s and McRae’s stores of $198.0 million due to seven months of activity in fiscal year 2006 as compared with twelve months of activity in fiscal year 2007, an increase due to the newly acquired Parisian stores of $284.3 million, revenues from other new stores of $83.9 million and a $146.7 million, or 6.0%, increase in revenues from comparable stores. The 53rd week contributed 1.5% of the 6.0% comparable store increase. In addition, all merchandise categories experienced revenue increases, with Women’s dresses and moderate sportswear and Men’s moderate sportswear experiencing the most significant gains.

Cost of Goods Sold.  Cost of goods sold was $2.451 billion, or 66.5% of revenues, for the year ended February 3, 2007 compared to $1.977 billion, or 66.6% of revenues, for fiscal year 2006. The decrease in cost of goods sold as a percentage of revenues for the year ended February 3, 2007 is primarily attributable to reduced levels of clearance markdowns due to improved inventory management, improved initial margins on merchandise purchases and continued growth in the Company’s private brand merchandise, which generates higher gross margins than third-party brands, partially offset by an increase in buying and occupancy costs as a percentage of revenues of 0.15% due to higher occupancy costs in new and acquired store locations and an increase in distribution center expense as a percentage of revenues of 0.09% due to start-up costs associated with the new distribution center opened during fiscal year 2007.

Selling, General and Administrative Expenses.  SG&A expenses were $915.8 million, or 24.9% of revenues in fiscal year 2007, compared to $727.3 million, or 24.5% of revenues in fiscal year 2006. The increase in SG&A expenses of $188.5 million was primarily due to the increase in revenues as described above. The increase in SG&A expenses as a percentage of revenues was primarily due to the following:

•	Advertising expenses increased as a percentage of revenues by 0.24% primarily due to approximately $6.1 million spent on the Proffitt’s and McRae’s grand re-opening in March 2006, as well as a planned overall increase in the Company’s advertising spending.

•	Depreciation expense increased as a percentage of revenues by 0.06% primarily due to accelerated depreciation for stores that are scheduled to close prior to the end of their original asset lives.

•	Insurance expense decreased as a percentage of revenues by 0.15%, or $2.3 million, primarily due to a decrease in estimated general liability and workers compensation self-insurance reserves based on actuarial analysis performed in fiscal year 2007. The decrease in reserves was partially offset by an increase in insurance premiums.

•	Net credit income increased as a percentage of revenues by 0.46%, or $25.8 million, due to a 33.2% increase in Belk charge card sales volume, primarily driven by the Proffitt’s and McRae’s and Parisian acquisitions and to the lower operating costs as a result of the divestiture of the Belk private label credit card, partially offset by lower income from the GE Program Agreement as compared to finance charge and late fee income received in fiscal year 2006.

•	Third-party charge card expense increased as a percentage of revenues by 0.07% primarily due to the $1.7 million Visa Settlement recognized as a reduction to SG&A expense in fiscal year 2006.

•	Gift card breakage decreased as a percentage of revenues by 0.09%, or $2.3 million, due to a gift card breakage recognition policy change that occurred in fiscal year 2006. Prior to the change, the Company recognized gift card breakage 24 months after the cards were issued. Under the revised policy, the Company recognizes breakage in proportion to actual gift card redemptions. This change resulted in a one-time $2.4 million increase to gift card breakage in fiscal year 2006.

•	Acquisition-related expenses increased by $12.9 million due to the fiscal year 2007 Parisian and Migerobe acquisition costs.

Gain on sale of property and equipment.  Gain on sale of property and equipment was $10.3 million, or 0.3% of revenues, for fiscal year 2007 compared to $5.0 million, or 0.2% of revenues, for fiscal year 2006. The fiscal year

2007 gain was primarily due to additional insurance recoveries for Hurricane Katrina losses on property and equipment of $8.2 million and $2.1 million of amortization of the deferred gain on the sale and leaseback of a portion of the Company’s headquarters building located in Charlotte, NC. The fiscal year 2006 gain was primarily due to insurance recoveries for Hurricane Katrina losses on property and equipment of $4.8 million.

Asset Impairment and Store Closing Costs.  In fiscal year 2007, the Company recorded a $1.2 million asset impairment charge for a retail location’s net book value that did not appear recoverable, a $0.4 million charge for costs associated with the demolition of a portion of its corporate office building, a $2.0 million charge related to real estate holding costs and a $0.1 million charge related to two store closings. In fiscal year 2006, the Company recorded a $1.2 million asset impairment charge for assets related to a software development project that was abandoned, a $2.8 million charge for costs associated with the impairment and demolition of a portion of its corporate office building, a $0.2 million charge related to two store closings and a $0.5 million reduction to previously established reserves.

Pension Curtailment Charges.  During the fourth quarter of fiscal year 2007, Belk’s remaining pension plan participants were given the option to elect future benefits under the Belk Enhanced 401(k) Plan in place of their pension plan benefits. Approximately 14.1% of the participants elected this option, resulting in a fourth quarter fiscal year 2007 pension curtailment charge of $0.7 million. During fiscal year 2006, the Company recorded a $7.5 million pension curtailment charge as a result of fiscal year 2006 changes to its defined benefit pension plan.

Interest Expense.  In fiscal year 2007, the Company’s gross interest expense increased $8.5 million, or 16.7%, to $59.3 million from $50.8 million for fiscal year 2006. The increase was primarily due to interest on higher debt levels associated with the Parisian Acquisition in October 2006 and higher interest rates on the Company’s variable rate debt.

Interest Income.  In fiscal year 2007, the Company’s gross interest income increased $5.7 million, or 160.0%, to $9.2 million from $3.5 million in fiscal year 2006. The increase was primarily due to higher interest income earnings on invested cash balances due to the timing of acquisitions and the increase in market interest rates from fiscal year 2006 to fiscal year 2007.

Income taxes.  For fiscal year 2007, the Company’s effective tax rate decreased from 35.8% to 34.8%. The decrease in rate is primarily attributable to credits from Hurricane Katrina and the increase in the deductibility of expenses subject to the Internal Revenue Code Section 162(m) limitation.

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

Selling, General and Administrative Expenses.  SG&A expenses were $727.3 million in fiscal year 2006, compared to $600.7 million in fiscal year 2005. The increase is primarily due to the acquisition of Proffitt’s and McRae’s stores and new stores sales. As a percentage of revenues, SG&A expenses decreased to 24.5% in fiscal year 2006 from 24.6% in fiscal year 2005. The decrease in SG&A expenses as a percentage of revenues resulted primarily from a decrease in payroll and benefits costs as a percentage of revenues of 0.53%, a decrease in depreciation as a percentage of revenues of 0.36%, a decrease in bad debts as a percentage of revenues of 0.17% and the $1.7 million VISA Settlement. These decreases were partially offset by one-time costs associated with the acquisition of Proffitt’s and McRae’s stores of 0.43%, a decrease in credit income as a percentage of revenues of 0.54% and an increase in advertising as a percentage of revenues of 0.18%.

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

Gain on sale of property and equipment.  Gain on sale of property and equipment was $5.0 million for the year ended January 28, 2006 compared to $1.8 million for fiscal year ended January 29, 2005. The fiscal year 2006 gain is primarily due to $4.8 million of insurance proceeds in excess of the net book value of property damaged by Hurricane Katrina. The prior year gain was primarily due to the sale of a store that was closed during fiscal year 2005.

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

Gain on sale of investments, net increased to $2.3 million for the fiscal year ended January 28, 2006, compared to $0.1 million for the fiscal year ended January 29, 2005. The increase was primarily due to a $3.1 million gain recognized on the sale of the credit card portfolio. These gains were partially offset by the $1.4 million loss on de-designation of interest rate swaps.

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

The following table illustrates the seasonality of revenues by quarter as a percentage of the full year for the fiscal years indicated.

	2007	2006	2005

First quarter	20.4%	19.1%	22.5%
Second quarter	19.9	20.3	21.9
Third quarter	21.6	23.6	22.1
Fourth quarter	38.1	37.0	33.5

The Company’s quarterly results of operations could also fluctuate significantly as a result of a variety of factors, including the timing of new store openings.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand, cash flows from operations and borrowings under debt facilities. The Company’s debt facilities consist of a $750.0 million credit facility that matures in October 2011, $200.0 million in senior notes, a $125.0 million ten-year variable rate bond facility that matures in July 2008, and a $21.0 million variable rate state bond facility that matures in December 2025. The $750.0 million credit facility is composed of an outstanding $350.0 million term loan and a $400.0 million revolving line of credit. The $200.0 million aggregate principal of senior notes are composed of $100.0 million fixed rate senior notes that mature in July 2015, $20.0 million fixed rate senior notes that mature in July 2012 and $80.0 million floating rate senior notes that mature in July 2012.

The debt facilities place certain restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock and guarantees, and require maintenance of minimum financial ratios. As of February 3, 2007, the Company was in compliance with all covenants and does not anticipate that complying with the covenants will impact the Company’s liquidity in fiscal year 2008.

During fiscal year 2007, the Company amended its $580.0 million credit facility, increasing total available borrowings to $750.0 million. Up until October 2009, under certain circumstances the credit facility may be increased to $850.0 million at the Company’s request. The credit facility allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based on certain Company financial ratios and currently stands at LIBOR plus 62.5 basis points or prime. The credit facility contains restrictive covenants and financial covenants including leverage and fixed charge coverage ratios. The Company had $145.1 million of standby letters of credit and a $350.0 million term loan outstanding under the credit facility at February 3, 2007.

During fiscal year 2006, the Company entered into the $21.0 million, 20-year variable rate state bond facility in connection with construction of a distribution center in Mississippi. The proceeds from the debt issuance are held in a trust account until the Company disburses funds for the construction of the distribution center. At the end of fiscal year 2007, the Company had received $17.8 million for acquisition and construction costs.

Because interest rates on certain debt agreements have variable interest rates, the Company has entered into interest rate swap agreements with a financial institution to manage the exposure to changes in interest rates. Currently, the Company has two interest rate swaps. The $125.0 million notional swap for fiscal years 2004 through 2009 has been designated as a cash flow hedge against variability in future interest payments on the $125.0 million variable rate bond facility. The $80.0 million notional swap for fiscal years 2007 through 2013 has also been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million Series C senior notes.

Net cash provided by operating activities was $277.4 million for fiscal year 2007 compared to $226.3 million for fiscal year 2006. The increase in cash provided by operating activities for fiscal year 2007 was principally due to a $44.9 million increase in net income due to the factors discussed previously and a $26.6 million increase in depreciation and amortization due to the increase in property and equipment, partially offset by an increase in net working capital resulting from the fiscal year 2007 acquisitions and other new stores.

Net cash used by investing activities increased $107.9 million to $500.2 million for fiscal year 2007 from $392.3 million for fiscal year 2006. The change primarily resulted from the fiscal year 2006 proceeds from sale of the Company’s credit card portfolio of $321.3 million, an increase in purchases of property and equipment of $24.3 million, and a decrease in proceeds from sales of property and equipment of $59.2 million. These increases were partially offset by a $288.5 million higher purchase price for the Proffitt’s and McRae’s stores during fiscal year 2006 as compared to the total purchase price for the fiscal year 2007 acquisitions of Parisian and Migerobe.

Net cash provided by financing activities was $85.3 million for fiscal year 2007 compared to $255.5 million for fiscal year 2006. The decrease was primarily related to higher debt incurred to finance the purchase of the Proffitt’s and McRae’s stores in fiscal year 2006 as compared to fiscal year 2007 acquisitions. The reduction in cash provided by financing activities was also impacted by the fiscal year 2007 repurchase of common stock for $39.1 million. On April 4, 2007, the Company’s Board of Directors approved a self-tender offer to purchase up to 800,000 shares of its Class A common stock and up to 800,000 shares of its Class B common stock at a price per share of $31.00, to be paid in cash. The tender offer is expected to commence on or about April 25, 2007.

Management of the Company believes that cash flows from operations, existing credit facilities and additional liquidity resources will be sufficient to cover working capital needs, stock repurchases, capital expenditures, debt service requirements and funding of acquisitions for at least the next twelve months.

Related Party Transactions

In October 2001, the Company extended loans to Mr. Thomas M. Belk, Jr., Mr. H.W. McKay Belk and Mr. John R. Belk in the principal amounts of $2.5 million, $2.5 million and $2.0 million, respectively. In February 2002, the loan to Mr. John R. Belk was increased to $2.5 million. The loans are being repaid to the Company in equal annual installments of $0.5 million each plus interest in cash or stock over a five-year period that began January 3, 2003. The loans bear interest at LIBOR plus 1.5%. The Company received the last payment, including principal and interest, from the three executives on January 3, 2007. The Sarbanes-Oxley Act of 2002 prohibits extensions of credit to executive officers and directors and the “material modification” of any term of a loan that was extended before July 30, 2002. The Company entered into these loans in October 2001 and February 2002, before the Sarbanes-Oxley Act of 2002 was enacted. Since that time, the Company has not made any new extensions of credit to executive officers or directors nor materially modified the terms of any existing loans.

On August 31, 2006, the Company sold approximately 187 acres of land in Lancaster County, South Carolina to John M. Belk via JMB Land Company, LLC for $4.1 million that resulted in a gain on sale of investments of $4.1 million.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

	Payments Due by Period
		Within
	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in thousands)

Contractual Obligations
Long-Term Debt	$696,000	$—	$125,000	$350,000	$221,000
Estimated Interest Payments on Debt(a)	214,088	36,664	72,284	66,391	38,749
Capital Lease Obligations	53,789	7,206	12,632	10,054	23,897
Operating Leases(b)	562,380	69,520	123,502	97,745	271,613
Purchase Obligations(c)	102,214	78,699	22,609	906	—

Total Contractual Cash Obligations	$1,628,471	$192,089	$356,027	$525,096	$555,259

	Amount of Commitment Expiration per Period
	Total
	Amounts	Within
	Committed	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in thousands)

Other Commercial Commitments
Standby Letters of Credit(d)	$166,380	$166,380	$—	$—	$—
Import Letters of Credit	46,013	46,013	—	—	—

Total Commercial Commitments	$212,393	$212,393	$—	$—	$—

(a)	Interest rates used to compute estimated interest payments utilize the stated rate for fixed rate debt and projected interest rates for variable rate debt. Projected rates range from 5% to 6.5% over the term of the variable rate debt agreements.

(b)	Lease payments consist of base rent only and do not include amounts for percentage rents, real estate taxes, insurance and other expenses related to those locations.

(c)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Agreements that are cancelable without penalty have been excluded. Purchase obligations relate primarily to purchases of property and equipment, information technology contracts, maintenance agreements and advertising contracts.

(d)	Standby letters of credit include a $126.8 million facility that supports the ten-year bond facility (accrued principal and interest) due July 2008.

Obligations under the pension, deferred compensation and postretirement benefit plans are not included in the contractual obligations table. The Company’s pension plan funding policy is to contribute amounts necessary to satisfy minimum pension funding requirements plus such additional amounts from time to time as are determined to be appropriate to improve the plan’s funded status. The pension plan’s funded status is affected by many factors including discount rates and the performance of plan assets. The Company was not required to make minimum pension funding payments in fiscal years 2007 and 2006, but elected to contribute $6.0 million to the pension plan on March 7, 2005. The Company’s deferred compensation postretirement plans are not funded in advance. Deferred compensation payments during fiscal year 2007 and 2006 totaled $4.3 million and $4.1 million, respectively. Postretirement benefit payments during fiscal years 2007 and 2006 totaled $2.8 million and $2.7 million, respectively.

Also excluded from the contractual obligations table are payments the Company may make for employee medical costs and workers compensation, general liability and automobile claims.

Implementation of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The changes must be reported in comprehensive income and as a separate component of stockholders’ equity. Additional footnote disclosures will also be required. SFAS No. 158 was effective for the Company in the fourth quarter of fiscal year 2007. SFAS No. 158 required the Company to revise the pension plan balance sheet presentation and to increase the postretirement medical and life insurance liability for actuarial gains and transition adjustments that were previously not required to be recorded. The Company presented this change as an adjustment to Accumulated Other Comprehensive Income in its February 3, 2007 consolidated balance sheet. As a result of the adoption of SFAS No. 158, other assets decreased by $4.2 million for the write-off of unamortized prior year pension service costs and deferred compensation and other noncurrent liabilities increased $5.4 million for the previously unrecognized actuarial losses and transition obligation relating to the Company’s defined benefit Supplemental Executive Retirement Plan and Other Postretirement Benefits. Deferred Income Taxes decreased by $3.6 million and Accumulated Other Comprehensive Loss increased by $6.0 million as a result of the adoption of SFAS No. 158.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 with earlier adoption encouraged. The adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

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

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” EITF Issue No. 06-5 is effective for fiscal years beginning after December 15, 2006. EITF Issue No. 06-5 requires redemption fees to be included in determining the amount that could be realized under insurance contracts. The Company believes that the adoption of EITF Issue No. 06-5 will not have a material impact on its consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, (“SFAS No. 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of FIN 48 will not have a material impact on its consolidated financial statements.

In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs incurred during a Construction Period.” Under the provisions of Staff Position FAS 13-1, the rental costs incurred under a lease agreement during the period of construction but prior to the commencement of the lessee’s operations could not be capitalized and should be recognized as rental expense in the period they are incurred. In prior fiscal years, the Company capitalized rental costs incurred during the construction period but prior to the commencement of operations and amortized these costs over the life of the lease. The Company implemented Staff Position FAS 13-1 during the quarter ended April 29, 2006, and has expensed $1.9 million of rental costs during fiscal year 2007 that would have been capitalized prior to Staff Position FAS 13-1.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115,” which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective for the first fiscal year beginning after November 15, 2007. The Company is currently in the process of evaluating the impact of SFAS No. 159.

Impact of Inflation

While it is difficult to determine the precise effects of inflation, management of the Company does not believe inflation had a material impact on the consolidated financial statements for the periods presented.

Critical Accounting Policies

MD&A discusses the results of operations and financial condition as reflected in the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As discussed in Note 1 to the Company’s consolidated financial statements, the preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation, vendor allowances, property and equipment, the allowance for doubtful accounts, rent expense, useful lives of depreciable assets, recoverability of long-lived assets, including intangible assets and goodwill, restructuring and store closing reserves, customer loyalty programs, income taxes, derivative financial instruments, credit income and the calculation of pension and postretirement obligations, self-insurance reserves and stock based compensation.

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

Vendor Allowances.  The Company receives allowances from its vendors through a variety of programs and arrangements, including markdown reimbursement programs. These vendor allowances are generally intended to offset the Company’s costs of selling the vendors’ products in its stores. Allowances are recognized in the period that the Company completes its obligations under the vendor agreements. Most incentives are deducted from amounts owed to the vendor at the time the Company completes its obligations to the vendor or shortly thereafter. The following summarizes the types of vendor incentives and the Company’s applicable accounting policy:

•	Advertising allowances — Represents reimbursement of advertising costs initially funded by the Company. Amounts are recognized as a reduction to SG&A expenses in the period in which the advertising first runs.

•	Markdown allowances — Represents reimbursement for the cost of markdowns to the selling price of the vendor’s merchandise. Amounts are recognized as a reduction to cost of goods sold in the later of the period that the merchandise is marked down or the reimbursement is negotiated. Amounts received prior to recognizing the markdowns are recorded as a reduction to the cost of inventory.

•	Payroll allowances — Represents reimbursement for payroll costs. Amounts are recognized as a reduction to SG&A expense in the period that the payroll cost is incurred.

Property and Equipment, net.  Property and equipment owned by the Company is stated at cost less accumulated depreciation. Property and equipment leased by the Company under capital leases are stated at an amount equal to the present value of the minimum lease payments less accumulated amortization. Depreciation and amortization are recorded utilizing straight-line and various accelerated methods over the shorter of estimated asset lives or related lease terms. The Company also amortizes leasehold improvements over the shorter of the expected lease term or estimated asset life that would include cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the date the assets are placed in service, to be reasonably assured. In fiscal year 2005 the Company implemented a new accounting policy to capitalize rent expense during a store’s construction period. In accordance with Staff Position FAS 13-1, the Company began expensing construction period rent as incurred starting in fiscal year 2007.

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

Rent Expense.  The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences on the date when the Company gains control of the property. Rent expense during store construction is included in leasehold improvement costs. In accordance with Staff Position FAS 13-1, the Company began expensing construction period rent as incurred in fiscal year 2007.

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

Restructuring and Store Closing Reserves.  The Company reduces the carrying value of property and equipment to fair value for owned locations or recognizes a reserve for future obligations for leased facilities at the time the Company ceases using property and/or equipment. The reserve includes future minimum lease payments and common area maintenance and taxes for which the Company is obligated under operating lease agreements. Additionally, the Company makes certain assumptions related to potential subleases and lease buyouts that reduce the recorded amount of the reserve. These assumptions are based on management’s knowledge of the market and other relevant experience, including information provided by third-party real estate brokers. However, significant changes in the real estate market and the inability to enter into the subleases or obtain buyouts within the estimated time frame may result in increases or decreases to these reserves.

Customer Loyalty Programs.  The Company utilizes several customer loyalty programs that issue certificates for discounts on future purchases to proprietary charge card customers based on their spending levels. The certificates are classified as a reduction to revenue as they are earned by the customers. The Company maintains a reserve liability for the estimated future redemptions of the certificates. The estimated impact on revenues of a 10% change in program utilization would be $1.5 million.

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

In fiscal years 2007 and 2006, the accumulated benefit obligation (“ABO”) of the Company’s pension plan exceeded the plan assets and, accordingly, a minimum pension liability of $73.2 million and $63.8 million, respectively was recognized.

The Company maintained the investment earnings assumption of 8.5% to determine its fiscal year 2007 expense. The Company believes that this assumption was appropriate given the composition of its plan assets and historical market returns thereon. The estimated effect of a 0.25% increase or decrease in the investment earnings assumption would decrease pension expense by $0.7 million or increase pension expense by $0.7 million, respectively. The Company has adjusted its earnings assumption to 8.25% for fiscal year 2008.

On March 7, 2005, the Company made an optional $6.0 million contribution to its pension plan. The Company has evaluated the funded status of the pension plan and does not believe the underfunded position will materially affect the Company’s cash flow in fiscal year 2008. The Company is not required to make a pension contribution but continues to evaluate whether an optional payment would be in the Company’s best interest.

Effective January 1, 2006, the Company amended its defined benefit pension plan to close the plan to new participants on December 31, 2005 and freeze accruals as of January 1, 2006 for participants under age 40, participants with less than 5 years of vesting service and for certain officers. The plan change resulted in a curtailment charge of $7.5 million during fiscal year 2006.

During fiscal year 2007, Belk’s remaining pension plan participants were given the option to elect future benefits under the Belk Enhanced 401(k) Plan in place of their pension plan benefits. Approximately 14.1% of the participants elected this option, resulting in a pension curtailment charge of $0.7 million during fiscal year 2007.

Self Insurance Reserves.  The Company purchases third-party insurance for workers’ compensation, general liability and automobile claims that exceed certain dollar limits. The Company is responsible for the payment of workers’ compensation, general liability and automobile claims under the insured limits. The Company records a liability for its obligation associated with incurred losses utilizing information from a third-party actuary. The third-party actuary utilizes historical data and industry accepted loss analysis standards to estimate the loss development factors used to project the future development of incurred losses. The loss estimates are adjusted based upon actual reported and settled claims. We believe that our loss reserves are adequate but actual losses may differ from the amounts provided.

Income Taxes.  Income taxes are accounted for under the asset and liability method. The annual tax rate is based on income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining annual tax expense and in evaluating tax positions. The Company establishes reserves at the time management determines it is probable the Company will be liable to pay additional taxes related to certain matters. The reserves (including the impact of the related interest and penalties) are adjusted in light of changing facts and circumstances, such as the progress of a tax audit.

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

Intangible Assets and Liabilities.  Leasehold intangibles, which represent the excess of fair value over the carrying value (assets) or the excess of carrying value over fair market value (liabilities) of acquired leases, are amortized on a straight-line basis over the remaining terms of the lease agreements, including cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the acquisition date, to be reasonably assured and are included in other assets and other noncurrent liabilities. Customer relationships, which represent the value of customer relationships obtained in acquisitions or purchased, are amortized on a straight-line basis over their estimated useful life and are included in other assets. The carrying value of intangible assets is reviewed by the Company’s management to assess the recoverability of the assets when facts and circumstances indicate that the carrying value may not be recoverable.

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

Stock Based Compensation.  The Company adopted SFAS 123(R), “Share Based Payment,” during the fourth quarter of fiscal year 2005. The Company had previously accounted for stock based compensation under the guidelines of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the Company to account for stock based compensation by using the grant date fair value of share awards and the estimated number of shares that will ultimately be issued in conjunction with each award. The Company elected to apply the standard using the modified retrospective method of adoption, where the standard would only impact stock based compensation expense in fiscal year 2005 and future years. The adoption of SFAS 123(R) resulted in a $3.6 million reduction in compensation costs, a component of selling, general and administrative expenses, in fiscal year 2005. The application of SFAS 123(R) did not have an impact on the overall cash flows of the Company. As of February 3, 2007, the Company had several stock based compensation programs that are described in Note 21 to the Consolidated Financial Statements.

Credit Income, Net.  In connection with the Program Agreement signed with GE in fiscal year 2006, the Company is paid a percentage of net private label credit card account sales. These payments are recorded as an offset to selling, general and administrative expenses in the consolidated statements of income.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on its variable rate debt. The Company uses interest rate swaps to manage the interest rate risk associated with its borrowings and to manage the Company’s allocation of fixed and variable rate debt. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged derivative instruments. The Company’s net exposure to interest rate risk is based on the difference between the outstanding variable rate debt and the notional amount of its designated interest rate swaps. At February 3, 2007, the Company had $576.0 million of variable rate debt and $205.0 million of offsetting, receive variable rate, pay fixed rate swaps. The impact on the Company’s annual interest expense of a one-percent change in interest rates would be approximately $3.7 million.

During the fourth quarter of fiscal year 2007, the Company terminated an undesignated forward-starting interest rate swap with a notional amount of $75.0 million. The termination resulted in a cash payment of $0.9 million to the swap’s counterparty.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Belk, Inc.:

We have audited the accompanying consolidated balance sheets of Belk, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended February 3, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belk, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of February 3, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Belk, Inc. and subsidiaries’ internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 12, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Charlotte, North Carolina
April 12, 2007

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Revenues	$3,684,769	$2,968,777	$2,446,832
Cost of goods sold (including occupancy and buying expenses)	2,451,171	1,977,385	1,618,639
Selling, general and administrative expenses	915,766	727,312	600,697
Gain on sale of property and equipment	10,316	4,998	1,802
Asset impairment and store closing costs	3,739	3,707	2,957
Pension curtailment charges	690	7,459	—
Hurricane losses	—	991	—
Restructuring charges	—	(1,580)	—

Operating income	323,719	258,501	226,341
Interest expense	(59,260)	(50,790)	(34,292)
Interest income	9,204	3,541	2,146
Gain on sale of investments	5,387	2,303	81

Income before income taxes	279,050	213,555	194,276
Income taxes	97,200	76,500	70,200

Income before cumulative effect of change in accounting principle	181,850	137,055	124,076
Cumulative effect of change in accounting principle, net of income tax benefit of $98	—	(152)	—

Net income	$181,850	$136,903	$124,076

Basic and diluted income per share before cumulative effect of change in accounting principle	$3.59	$2.65	$2.40
Cumulative effect of change in accounting principle	—	—	—

Basic and diluted net income per share	$3.59	$2.65	$2.40

Weighted average shares outstanding:
Basic	50,594,523	51,717,325	51,693,308
Diluted	50,659,077	51,717,325	51,693,308

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	February 3,	January 28,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$171,239	$308,817
Accounts receivable, net	61,434	43,867
Merchandise inventory	931,870	703,609
Prepaid income taxes, expenses and other current assets	32,926	33,049

Total current assets	1,197,469	1,089,342
Investment securities	5,317	6,196
Property and equipment, net	1,280,426	1,039,608
Goodwill	310,126	246,113
Other assets	55,277	55,912

Total assets	$2,848,615	$2,437,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$309,722	$236,003
Accrued liabilities	166,625	126,233
Accrued income taxes	22,686	36,092
Deferred income taxes	14,020	24,496
Current installments of long-term debt and capital lease obligations	4,594	16,807

Total current liabilities	517,647	439,631
Deferred income taxes	13,835	10,076
Long-term debt and capital lease obligations, excluding current installments	729,748	574,094
Interest rate swap liability	1,435	4,641
Deferred compensation and other noncurrent liabilities	259,928	213,902

Total liabilities	1,522,593	1,242,344

Stockholders’ equity:
Preferred stock	—	—
Common stock, 50.0 and 51.7 million shares issued and outstanding as of February 3, 2007 and January 28, 2006, respectively	500	517
Paid-in capital	507,127	537,676
Retained earnings	901,378	737,730
Accumulated other comprehensive loss	(82,983)	(81,096)

Total stockholders’ equity	1,326,022	1,194,827

Total liabilities and stockholders’ equity	$2,848,615	$2,437,171

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 31, 2004	$519	$536,484	$517,721	$(79,353)	$975,371
Comprehensive income:
Net income	—	—	124,076	—	124,076
Reclassification adjustment for investment gains included in net income, net of $109 income tax benefit	—	—	—	(184)	(184)
Unrealized gain on investments, net of $286 income tax expense	—	—	—	483	483
Unrealized gain on interest rate swaps, net of income tax expense of $3,027	—	—	—	5,157	5,157
Pension asset adjustment, net of income tax benefit of $6,474	—	—	—	(11,022)	(11,022)

Total comprehensive income					118,510

Cash dividends	—	—	(24,700)	—	(24,700)
Issuance of stock-based compensation	—	(4,566)	—	—	(4,566)
Stock-based compensation expense	—	5,628	—	—	5,628
Common stock issued	3	3,540	—	—	3,543
Repurchase and retirement of common stock	(7)	(7,163)	—	—	(7,170)

Balance at January 29, 2005	515	533,923	617,097	(84,919)	1,066,616
Comprehensive income:
Net income	—	—	136,903	—	136,903
Reclassification adjustment for investment gains included in net income, net of $214 income tax benefit	—	—	—	(363)	(363)
Unrealized gain on investments, net of $76 income tax expense	—	—	—	129	129
Unrealized gain on interest rate swaps, net of income tax expense of $5,278	—	—	—	9,044	9,044
Pension asset adjustment, net of income tax benefit of $3,123	—	—	—	(4,987)	(4,987)

Total comprehensive income					140,726

Cash dividends	—	—	(16,270)	—	(16,270)
Issuance of stock-based compensation	—	(4,598)	—	—	(4,598)
Stock-based compensation expense	—	4,947	—	—	4,947
Common stock issued	3	3,499	—	—	3,502
Repurchase and retirement of common stock	(1)	(95)	—	—	(96)

Balance at January 28, 2006	517	537,676	737,730	(81,096)	1,194,827
Comprehensive income:
Net income	—	—	181,850	—	181,850
Reclassification adjustment for investment gains included in net income, net of $154 income tax benefit	—	—	—	(263)	(263)
Unrealized gain on investments, net of $223 income tax expense	—	—	—	350	350
Unrealized gain on interest rate swaps, net of income tax expense of $866	—	—	—	1,459	1,459
Pension asset adjustment, net of income tax expense of $1,203	—	—	—	2,564	2,564

Total comprehensive income					185,960

Cash dividends	—	—	(18,202)	—	(18,202)
Issuance of stock-based compensation	—	(5,279)	—	—	(5,279)
Stock-based compensation expense	—	9,434	—	—	9,434
Adoption of SFAS 158 adjustment, net of $3,560 income tax benefit	—	—	—	(5,997)	(5,997)
Common stock issued	3	4,405	—	—	4,408
Repurchase and retirement of common stock	(20)	(39,109)	—	—	(39,129)

Balance at February 3, 2007	$500	$507,127	$901,378	$(82,983)	$1,326,022

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Cash flows from operating activities:
Net income	$181,850	$136,903	$124,076
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and store closing costs	3,739	3,707	2,957
Deferred income taxes	19,423	23,842	1,702
Depreciation and amortization expense	142,618	113,945	101,255
Stock-based compensation expense	9,434	4,947	5,628
Restructuring charges	—	(1,580)	—
Pension curtailment	690	7,459	—
Gain on sale of property and equipment	(8,220)	(4,998)	(1,802)
Amortization of deferred gain on sale and leaseback	(2,096)	—	—
Gain on sale of investments	(5,387)	(2,303)	(81)
Other non-cash expense	980	990	998
(Increase) decrease in:
Accounts receivable, net	(16,385)	(37,149)	(7,892)
Merchandise inventory	(7,525)	(33,693)	(31,618)
Prepaid expenses and other assets	(8,187)	(36,148)	498
Increase (decrease) in:
Accounts payable and accrued liabilities	(38,755)	58,752	13,642
Accrued income taxes	(13,407)	571	(1,210)
Deferred compensation and other liabilities	18,621	(8,897)	27,684

Net cash provided by operating activities	277,393	226,348	235,837

Cash flows from investing activities:
Acquisition of Parisian, net of cash acquired	(313,648)	—	—
Acquisition of Migerobe	(16,739)	—	—
Acquisition of Proffitt’s/McRae’s, net of cash acquired	—	(620,970)	—
Proceeds from sale of credit card portfolio	—	321,289	—
Purchases of investments	—	(50)	(167)
Proceeds from sales of investments	6,243	—	100
Purchases of property and equipment	(191,128)	(166,817)	(142,235)
Proceeds from sales of property and equipment	15,046	74,244	5,076

Net cash used by investing activities	(500,226)	(392,304)	(137,226)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	359,510	828,781	19
Principal payments on long-term debt and capital lease obligations	(217,245)	(553,922)	(7,898)
Payments for redemption of interest rate swaps	(910)	(4,364)	—
Proceeds from termination of interest rate swap	50	—	—
Stock compensation tax benefit	1,182	1,411	183
Dividends paid	(18,202)	(16,270)	(24,700)
Repurchase of common stock	(39,130)	(95)	(7,170)

Net cash provided (used) by financing activities	85,255	255,541	(39,566)

Net (decrease) increase in cash and cash equivalents	(137,578)	89,585	59,045
Cash and cash equivalents at beginning of period	308,817	219,232	160,187

Cash and cash equivalents at end of period	$171,239	$308,817	$219,232

Supplemental disclosures of cash flow information:
Interest paid	$33,734	$33,235	$23,511
Income taxes paid	92,295	57,611	65,060
Supplemental schedule of noncash investing and financing activities:
Increase in property and equipment through assumption of capital leases	10,686	2,111	1,212
Increase in property and equipment through capitalization of construction period rent	—	1,061	7,982
Increase in property and equipment through accrued purchases	11,069	17,736	9,290
Increase in long-term debt through other current assets	—	12,653	—

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Belk, Inc. and its subsidiaries (the “Company”) operate retail department stores in 18 states primarily in the southeastern United States. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2008” refer to the 52 weeks ending February 2, 2008; references to “fiscal year 2007” refer to the 53 weeks ended February 3, 2007; references to “fiscal year 2006” refer to the 52 weeks ended January 28, 2006; references to “fiscal year 2005” refer to the 52 weeks ended January 29, 2005; and references to “fiscal year 2004” refer to the 52 weeks ended January 31, 2004.

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

Significant estimates are required as part of determining the allowance for doubtful accounts, stock-based compensation, depreciation, amortization and recoverability of long-lived and intangible assets, valuation of inventory, recovery of goodwill, establishing restructuring and other reserves, self-insurance reserves and calculating retirement benefits.

Revenues

The following table gives information regarding the percentage of revenues contributed by each family of business for each of the last three fiscal years. There were no material changes as reflected in the table below.

	Fiscal Year	Fiscal Year	Fiscal Year
Family of Business	2007	2006	2005

Womens	37%	36%	37%
Center Core	29	29	28
Mens	17	17	17
Home	11	12	12
Childrens	6	6	6

Total	100%	100%	100%

Revenues include sales of merchandise and the net revenue received from leased departments of $14.6 million, $12.5 million and $8.4 million for fiscal years 2007, 2006, and 2005, respectively. Sales from retail operations are recorded at the time of delivery and reported net of merchandise returns. The reserve for returns is calculated as a percentage of sales based on historical return percentages.

The Company utilizes several customer loyalty programs that issue certificates for discounts on future purchases to proprietary charge card customers based on their spending levels. The certificates are classified as a reduction to revenue as they are earned by the customers. The Company maintains a reserve liability for the estimated future redemptions of the certificates.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Goods Sold

Cost of goods sold includes occupancy and buying expenses. Occupancy expenses include rent, utilities and real estate taxes. Buying expenses include payroll and travel expenses associated with the buying function.

Finance Charges

Selling, general and administrative expenses in the consolidated statements of income are reduced by proceeds from the GE Program Agreement in fiscal year 2007 and finance charge and late fee revenue arising from customer accounts receivable in fiscal years 2006 and 2005. These amounts totaled $65.2 million, $69.3 million and $70.7 million in fiscal years 2007, 2006 and 2005, respectively. There were no finance charge and late fee revenues in fiscal year 2007 due to the sale of the Company’s credit card portfolio in fiscal year 2006.

Gift Cards

At the time gift cards are sold, no revenue is recognized; rather, a liability is established for the face amount of the gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. The estimated values of gift cards expected to go unused are recognized as a reduction to Selling, General & Administrative expenses in proportion to actual gift card redemptions as the remaining gift card values are redeemed.

Pre-Opening Costs

Store pre-opening costs are expensed as incurred.

Advertising

Advertising costs, net of co-op recoveries from suppliers, are expensed in the period in which the advertising first runs and amounted to $119.4 million, $89.3 million and $69.1 million in fiscal years 2007, 2006, and 2005, respectively.

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

Investments

The Company accounts for investments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale are valued at fair value, while securities that the Company has the ability and positive intent to hold to maturity are valued at amortized cost. The Company includes unrealized holding gains

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and losses for available-for-sale securities in other comprehensive income. Realized gains and losses are recognized on a specific identification basis and are included in income. Declines in value that are considered to be other than temporary are reported in gain on sale of investments.

Property and Equipment, Net

Property and equipment owned by the Company is stated at cost less accumulated depreciation. Property and equipment leased by the Company under capital leases are stated at an amount equal to the present value of the minimum lease payments less accumulated amortization. Depreciation and amortization are recorded utilizing straight-line and various accelerated methods over the shorter of estimated asset lives or related lease terms. The Company also amortizes leasehold improvements over the shorter of the expected lease term or estimated asset life that would include cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the date the assets are placed in service, to be reasonably assured. In fiscal year 2005 the Company implemented a new accounting policy to capitalize rent expense during a store’s construction period. In accordance with Staff Position FAS 13-1, the Company began expensing construction period rent as incurred starting in fiscal year 2007.

Goodwill

Goodwill and other intangible assets are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and other intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

As of February 3, 2007 (the date of the Company’s most recent impairment test) the fair value of the reporting unit exceeded the carrying amount and no impairment charge was recorded. Goodwill would be subject to future impairment if there was a significant decline in the value of the Company.

Rent Expense

The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the inception of the lease, to be reasonably assured. Developer incentives are recognized as a reduction to occupancy costs over the lease term. The lease term commences on the date when the Company gains control of the property. Prior to fiscal year 2007, rent expense during store construction was included in leasehold improvement costs. In accordance with Staff Position FAS 13-1, the Company began expensing construction period rent as incurred starting in fiscal year 2007.

Vendor Allowances

The Company receives allowances from its vendors through a variety of programs and arrangements, including markdown reimbursement programs. These vendor allowances are generally intended to offset the Company’s costs of selling the vendors’ products in its stores. Allowances are recognized in the period in which the Company completes its obligations under the vendor agreements. Most incentives are deducted from amounts owed to the vendor at the time the Company completes its obligations to the vendor or shortly thereafter. The following summarizes the types of vendor incentives and the Company’s applicable accounting policy:

•	Advertising allowances — Represents reimbursement of advertising costs initially funded by the Company. Amounts are recognized as a reduction to selling, general and administrative expenses in the period that the advertising expense is incurred.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Markdown allowances — Represents reimbursement for the cost of markdowns to the selling price of the vendor’s merchandise. Amounts are recognized as a reduction to cost of goods sold in the later of the period that the merchandise is marked down or the reimbursement is negotiated. Amounts received prior to recognizing the markdowns are recorded as a reduction to the cost of inventory.

•	Payroll allowances — Represents reimbursement for payroll costs. Amounts are recognized as a reduction to selling, general and administrative expense in the period that the payroll cost is incurred.

Stock Based Compensation

The Company adopted the Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), “Share Based Payment” (“SFAS 123(R)”), during the fourth quarter of fiscal year 2005. The Company had previously accounted for stock based compensation under the guidelines of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the Company to account for stock based compensation using the grant date fair value of share awards and the estimated number of shares that will ultimately be issued in conjunction with each award. The Company elected to apply the standard using the modified retrospective method of adoption, where the standard would only impact stock based compensation expense in fiscal year 2005 and future years. The adoption of SFAS 123(R) resulted in a $3.6 million reduction in compensation costs, a component of selling, general and administrative expenses, in fiscal year 2005. The application of SFAS 123(R) did not have an impact on the overall cash flows of the Company. As of February 3, 2007, the Company had several stock based compensation programs, which are described in Note 21.

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

Intangible Assets and Liabilities

Leasehold intangibles, which represent the excess of fair value over the carrying value (assets) or the excess of carrying value over fair market value (liabilities) of acquired leases, are amortized on a straight-line basis over the remaining terms of the lease agreements, including cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the acquisition date, to be reasonably assured and are included in other assets and other noncurrent liabilities. Customer relationships, which represent the value of customer relationships obtained in acquisitions or purchased, are amortized on a straight-line basis over their estimated useful life and are included in other assets. The carrying value of intangible assets is reviewed by the Company’s management to assess the recoverability of the assets when facts and circumstances indicate that the carrying value may not be recoverable.

Derivative Financial Instruments

The Company utilizes derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The counterparties to these instruments are major financial institutions. These agreements are used to reduce the potential impact of increases in interest rates on variable rate long-term

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense.

The Company holds $205.0 million of interest rate swaps designated as cash flow hedges that hedge the Company’s $125.0 million bond facility through maturity in 2008 and the Company’s $80.0 million Series C senior notes through maturity in 2012. During the fourth quarter of fiscal year 2007, the Company entered into a swap agreement with an $80.0 million notional amount.

In fiscal year 2007, the Company terminated forward starting interest rate swaps with a combined notional value of $125.0 million subsequent to their de-designation during the fourth quarter of fiscal year 2006. Additionally, in the fourth quarter of fiscal year 2006, the Company de-designated and terminated interest rate swaps with a combined notional value of $125.0 million. Those interest rate swaps were being used to hedge variable rate debt that was paid off during the fourth quarter of fiscal year 2006. During the first quarter of fiscal year 2005, the Company terminated two interest rate swaps with a combined notional value of $50.0 million. The interest rate swaps had previously been de-designated as cash flow hedges during the third quarter of fiscal year 2004.

As of February 3, 2007 and January 28, 2006, the Company had swaps with a negative fair value of $1.4 million and $4.6 million, respectively. As of February 3, 2007 and January 28, 2006, $1.4 million and $3.5 million of the Company’s interest rate swaps were designated as a cash flow hedge of forecasted cash flows associated with the Company’s borrowings. During fiscal years 2007 and 2006, there was no material hedge ineffectiveness recorded by the Company. The Company expects $0.2 million of loss to be reclassified out of other comprehensive income and into earnings in the next twelve months. The Company reclassified losses on de-designation of interest rate swaps of $2.1 million out of other comprehensive income and into earnings in fiscal year 2006. The net amount of losses reclassified out of other comprehensive income and into earnings, excluding the charges for de-designation, is $0.2 million, $0.4 million, and $0.5 million in fiscal years 2007, 2006, and 2005 respectively. For fiscal year 2005, $0.5 million of the Company’s swap liability related to contracts with option provisions that were excluded from hedge accounting treatment. Any hedge ineffectiveness is recorded as a component of interest expense.

Implementation of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The changes must be reported in comprehensive income and as a separate component of stockholders’ equity. Additional footnote disclosures will also be required. SFAS No. 158 was effective for the Company in the fourth quarter of fiscal year 2007. SFAS No. 158 required the Company to revise the pension plan balance sheet presentation and to increase the postretirement medical and life insurance liability for actuarial gains and transition adjustments that were previously not required to be recorded. The Company presented this change as an adjustment to Accumulated Other Comprehensive Income in its February 3, 2007 consolidated balance sheet. As a result of the adoption of SFAS No. 158, other assets decreased by $4.2 million for the write-off of unamortized prior year pension service costs and deferred compensation and other noncurrent liabilities increased $5.4 million for the previously unrecognized actuarial losses and transition obligation relating to the Company’s defined benefit Supplemental Executive Retirement Plan and Other Postretirement Benefits. Deferred Income Taxes decreased by $3.6 million and Accumulated Other Comprehensive Loss increased by $6.0 million as a result of the adoption of SFAS No. 158.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on consideration of the effects of prior year misstatements in quantifying current year

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 with earlier adoption encouraged. The adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

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

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” EITF Issue No. 06-5 is effective for fiscal years beginning after December 15, 2006. EITF Issue No. 06-5 requires redemption fees to be included in determining the amount that could be realized under insurance contracts. The Company believes that the adoption of EITF Issue No. 06-5 will not have a material impact on its consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, (“SFAS 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of FIN 48 will not have a material impact on its consolidated financial statements.

In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs incurred during a Construction Period.” Under the provisions of Staff Position FAS 13-1, the rental costs incurred under a lease agreement during the period of construction but prior to the commencement of the lessee’s operations could not be capitalized and should be recognized as rental expense in the period they are incurred. In prior fiscal years, the Company capitalized rental costs incurred during the construction period but prior to the commencement of operations and amortized these costs over the life of the lease. The Company implemented Staff Position FAS 13-1 during the quarter ended April 29, 2006, and has expensed $1.9 million of rental costs during fiscal year 2007 that would have been capitalized prior to Staff Position FAS 13-1.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115,” which permits an entity to measure many financial

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective for the first fiscal year beginning after November 15, 2007. The Company is currently in the process of evaluating the impact of SFAS No. 159.

(2)  Acquisitions

Parisian

Effective October 2, 2006, the Company completed the acquisition of all of the capital stock of the corporations that operated 38 Parisian stores, the Parisian corporate headquarters, and a distribution center (“Parisian Acquisition”) from Saks Incorporated (“Saks”) at a purchase price of $314.7 million. The primary reason for the purchase was to support the Company’s strategic expansion objectives and to better position the Company in strategic markets, including Alabama and Georgia. The results of the acquired operations have been included in the consolidated financial statements from the date of acquisition. Parisian department stores are located in nine states throughout the Southeast and Midwest. The acquisition was financed with proceeds from cash on hand and borrowings from its amended credit facility.

The purchase price allocation has been prepared on a preliminary basis, and reasonable changes to estimated opening balance sheet asset and liability balances are expected as additional information becomes available.

Goodwill of $57.9 million resulted from excess purchase price over the fair market value of the acquired assets, net of assumed liabilities. These assumed liabilities included $28.9 million in unfavorable lease obligations that have a weighted average amortization period of 16.7 years from the date of acquisition. The primary reason for the goodwill in the Parisian Acquisition was that the market value of the acquired stores based on their earnings potential exceeded the fair market value of the individual assets net of liabilities acquired in the acquisition. No goodwill for the Parisian acquisition is deductible for tax purposes. As of February 3, 2007, the Company had $17.7 million in accrued severance and retention costs, $1.4 million in relocation costs for employees eligible for transfers and $8.3 million for lease buyout costs related to the Parisian Acquisition.

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed, which includes transaction costs:

Dollars in thousands

Accounts receivable, net	$1,182
Inventory	207,012
Other current assets	4,729
Property, plant and equipment	198,606
Goodwill	57,922
Deferred income taxes	23,832
Other assets	6,545

Total assets acquired	499,828

Current liabilities	152,537
Long-term liabilities	32,587

Total liabilities assumed	185,124

Net Assets Acquired	$314,704

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of fiscal years 2007 and 2006:

	53 Weeks Ended	52 Weeks Ended
	February 3, 2007	January 28, 2006
	(Dollars in thousands)

Net Sales	$4,127,639	$3,692,212
Net Income	161,124	121,643
Earnings per share, basic and diluted	3.18	2.35

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

Effective October 30, 2006, Belk sold certain assets and lease rights related to four of the Parisian stores for $25.7 million. A fifth store, which is a new Parisian store scheduled to open in Clinton Township, Michigan in fall 2007, was also included in the sale agreement.

Migerobe, Inc.

Effective July 30, 2006, the Company completed the acquisition of the assets of Migerobe, Inc. (“Migerobe”), a company that leased fine jewelry departments in 35 Belk stores, for a purchase price of approximately $19.1 million. The primary purpose of the acquisition was to replace the leased fine jewelry departments in the Belk stores with a Belk owned department of better fashion jewelry. The results of the Migerobe operations have been included in the consolidated financial statements from the date of acquisition.

Goodwill of $4.3 million resulted from excess purchase price over the fair market value of the acquired assets, net of assumed liabilities. Assets acquired primarily consisted of $13.7 million in inventory and a $1.4 million noncompete intangible asset; liabilities assumed primarily consisted of a $1.8 million noncompete liability and $0.4 million in relocation costs. The primary reasons for the goodwill balance for the Migerobe transaction were $2.0 million excess purchase price over the value of the inventory and other assets acquired and $1.8 million noncompete liability to the sellers of Migerobe. Migerobe goodwill of $4.2 million is deductible for tax purposes.

Proffitt’s and McRae’s

Effective on July 3, 2005, the Company completed the acquisition of 22 Proffitt’s stores and 25 McRae’s stores from Saks at a purchase price of $622.3 million. The results of the Proffitt’s and McRae’s stores have been included in the consolidated financial statements from the date of acquisition. The primary reason for the goodwill in the Proffitt’s and McRae’s acquisition was that the market value of the acquired stores based on their earnings potential exceeded the fair market value of the individual assets acquired in the acquisition. Proffitt’s and McRae’s were regional department stores located in 11 of the southeastern states where the Company’s stores operate. This acquisition was initially financed with proceeds from cash on hand, borrowings from its existing note payable, a new bank credit facility and a new bridge credit facility (“the Bridge Loan”). The Company subsequently repaid the Bridge Loan with proceeds from the issuance of senior notes.

(3)  Sale of Credit Card Portfolio

On January 28, 2006, GE purchased the Company’s private label credit card accounts and related customer accounts receivable for $321.3 million. Approximately $125.0 million of the proceeds from the transaction were

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used to pay off the Note Payable, which had been secured by the customer accounts receivable. The Company recognized a gain of $3.1 million in connection with the sale of the credit card portfolio in fiscal year 2006.

In a separate but related transaction, GE purchased customer credit card accounts and related accounts receivable from HSBC Bank Nevada, National Association (“HSBC”), from which the Company had purchased the rights to as part of the acquisition of the 47 Proffitt’s and McRae’s stores (the “PM Credit Card Portfolio”). The Company recorded an intangible asset of $9.3 million in fiscal year 2006 representing the amount paid by the Company to HSBC to permit the sale of the PM Credit Card Portfolio to GE. This intangible asset will be amortized over the 10-year term of the Belk/GE program agreement (“Program Agreement”) described below.

In connection with the Company’s fiscal year 2007 acquisition of Parisian, GE purchased customer credit card accounts and related accounts receivable from HSBC Bank Nevada, National Association. The Company recorded an intangible asset of $2.2 million and goodwill of $9.8 million representing the amount paid by the Company to HSBC. The intangible asset will be amortized over the 9-year remaining term of the Program Agreement described below.

In connection with the fiscal year 2006 sale of the Company’s credit card portfolio and GE’s purchase of the PM Credit Card Portfolio, Belk and GE entered into a 10-year credit card Program Agreement. This Program Agreement sets forth the terms and conditions under which GE will issue credit cards to Belk’s customers. The Company will be paid a percentage of net credit sales, as defined by the Program Agreement, for future credit card sales. Under the terms of the Program Agreement, Belk is required to perform certain duties, including receiving and remitting in-store payments on behalf of GE. Belk will receive fees for these activities. Amounts earned under the Program Agreement are recorded as a reduction of selling, general and administrative expenses.

(4)  VISA Settlement

The Company was a member of the plaintiffs’ class in the Visa Check/MasterMoney Antitrust Litigation (the “VISA Settlement”), a class action lawsuit in which the class consisted of all businesses and organizations in the United States that accepted Visa and MasterCard debit and credit cards for payment at any time during the period October 25, 1992 to June 21, 2003. The class plaintiffs claimed that, through their “Honor All Cards” policies, Visa and MasterCard forced merchants to accept Visa and MasterCard signature debit card transactions at super competitive prices. In April 2003, Visa and MasterCard settled with the plaintiffs’ class by agreeing to pay $3.05 billion over time into a settlement fund. During the third quarter of fiscal year 2006, the Company received notice that its portion of the VISA Settlement was approximately $1.7 million. The Company recorded this amount as a reduction to selling, general and administrative expenses during fiscal year 2006. During the second quarter of fiscal year 2007, the Company received $1.7 million for the VISA settlement and reflected the settlement as a reduction of accounts receivable.

(5)  Hurricane Katrina

The Company operated 20 stores in the areas that were affected by Hurricane Katrina in fiscal year 2006. Operations were interrupted at 13 store locations, with the most significant physical damage at the Company’s Biloxi, Mississippi location. As of November 4, 2005, all store locations had been reopened for business. The Company maintains insurance coverage for windstorm, property, flood damage and business interruption, and has received insurance proceeds to cover losses due to the hurricane.

For fiscal year 2006, the Company recorded $1.0 million of expenses related to the impact of Hurricane Katrina, consisting of expenses incurred of $4.8 million, netted against insurance proceeds of $3.8 million. The $1.0 million of expenses related to the impact of Hurricane Katrina is reflected as hurricane losses within the consolidated statements of income. The Company received $1.2 million related to business interruption coverage which was recorded partially as a reduction to cost of goods sold and partially as an expense reduction. In addition, the Company recognized $3.9 million of insurance proceeds as reimbursement for damaged merchandise with a

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

book value of $3.6 million and $9.8 million of insurance proceeds in connection with the write-off of fixed assets with a net book value of $5.0 million.

For fiscal year 2007, the Company received additional insurance recoveries of $10.7 million for Hurricane Katrina losses. Of this amount, $8.2 million has been recorded as a gain on sale of property and equipment, $0.7 million related to the business interruption coverage has been recorded as a reduction to cost of goods sold, and $1.7 million was payment for expense recoveries recognized in fiscal year 2006. The $8.2 million insurance recovery is included within net cash used by investing activities and the remainder of the recoveries is included within net cash provided by operating activities in the consolidated statement of cash flows.

(6)  Asset Impairment and Store Closing Costs

In fiscal year 2007, the Company recorded a $1.2 million asset impairment charge for a retail location’s net book value that did not appear recoverable, a $0.4 million charge for costs associated with the demolition of a portion of its corporate office building, a $2.0 million charge related to real estate holding costs and a $0.1 million charge related to two store closings.

In fiscal year 2006, the Company recorded a $1.2 million asset impairment charge for assets related to a software development project that was abandoned, a $2.8 million charge for costs associated with the impairment and demolition of a portion of its corporate office building, a $0.2 million charge related to two store closings and a $0.5 million reduction to previously established reserves.

As of February 3, 2007 and January 28, 2006, the remaining reserve balance for post-closing real estate lease obligations was $10.4 million and $1.3 million, respectively. The Company does not anticipate incurring significant additional exit costs in connection with the store closings. The following is a summary of post-closing real estate lease obligations activity:

	February 3,	January 28,
	2007	2006
	(Dollars in thousands)

Balance, beginning of year	$1,345	$5,252
Charges and adjustments	11,378	(564)
Utilization	(2,312)	(3,343)

Balance, end of year	$10,411	$1,345

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with Staff Position FAS 13-1, the Company began expensing construction period rent as incurred starting in fiscal year 2007.

(8)  Restructuring Charge

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

As of January 28, 2006 the remaining logistics restructuring reserve balance for post-closing real estate lease obligations was $0.5 million. There was no remaining balance of the reserve as of February 3, 2007 as the Company does not anticipate incurring significant additional exit costs in connection with the logistics restructuring.

(9)  Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	February 3,	January 28,
	2007	2006
	(Dollars in thousands)

Unrealized loss on interest rate swaps, net of $125 and $991 income tax benefit as of February 3, 2007 and January 28, 2006, respectively	$(171)	$(1,630)
Unrealized gains on investments, net of $1,063 and $987 income tax expense as of February 3, 2007 and January 28, 2006, respectively	1,792	1,705
Adoption of SFAS 158 adjustment, net of $3,560 income tax benefit as of February 3, 2007	(5,997)	—
Pension asset adjustment, net of $46,663 and $47,866 income tax benefit as of February 3, 2007 and January 28, 2006, respectively	(78,607)	(81,171)

Accumulated other comprehensive loss	$(82,983)	$(81,096)

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)  Accounts Receivable, Net

Accounts receivable, net consists of:

	February 3,	January 28,
	2007	2006
	(Dollars in thousands)

Accounts receivable from vendors	$31,456	$14,552
Credit card accounts receivable	16,946	7,750
Other receivables	13,124	21,647
Less allowance for doubtful accounts	(92)	(82)

Accounts receivable, net	$61,434	$43,867

Changes in the allowance for doubtful accounts are as follows:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(Dollars in thousands)

Balance, beginning of year	$82	$9,986	$13,036
Charged to expense	24	9,350	11,661
Net uncollectible balances written off	(14)	(11,349)	(14,711)
Reduction for sale of customer accounts receivable	—	(7,905)	—

Balance, end of year	$92	$82	$9,986

(11)  Investment Securities

Held-to-maturity securities consisted of federal, state and local debt securities as of January 28, 2006. Details of investments in held-to-maturity securities are as follows:

	February 3,	January 28,
	2007	2006
	(Dollars in thousands)

Amortized cost	$—	$475
Gross unrealized gains	—	(3)

Fair value	$—	$472

Available-for-sale securities consist primarily of equity investments. Details of investments in available-for-sale securities are as follows:

	February 3,	January 28,
	2007	2006
	(Dollars in thousands)

Cost	$2,462	$3,010
Gross unrealized gains	2,855	2,711

Fair value of securities	$5,317	$5,721

There were no unrealized losses on available-for-sale securities as of February 3, 2007.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of realized gains and losses are as follows:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(Dollars in thousands)

Gross realized gains on sales of securities	$427	$606	$396
Gross realized losses on sales of securities	—	—	(49)
Losses on other than temporary declines in market values	—	—	(155)

Net realized gain	$427	$606	$192

(12)  Property and Equipment, net

Details of property and equipment, net are as follows:

	Estimated	February 3,	January 28,
	lives	2007	2006
	(Dollars in thousands)

Land	n/a	$69,010	$53,168
Buildings	15-40	1,020,759	852,707
Furniture, fixtures and equipment	3-7	1,020,991	862,175
Property under capital leases	5-20	61,050	50,850
Construction in progress	n/a	40,189	44,783

		2,211,999	1,863,683
Less accumulated depreciation and amortization		(931,573)	(824,075)

Property and equipment, net		$1,280,426	$1,039,608

(13)  Sale of Properties

On August 31, 2006, the Company sold approximately 187 acres of land in Lancaster County, South Carolina to John M. Belk via JMB Land Company, LLC for $4.1 million that resulted in a gain on sale of investments of $4.1 million.

During fiscal year 2006, the Company sold a portion of its headquarters building located in Charlotte, NC for $47.2 million. The Company also entered into a lease arrangement with the purchaser of the property to lease the property for a term of 15 years. The sale and leaseback transactions have been accounted for as a sale-leaseback under SFAS 98, Accounting for Leases, and the gain on the sale of the property of $31.4 million has been deferred and is being recognized in gain on sale of property and equipment ratably over the 15-year lease term.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)  Accrued Liabilities

Accrued liabilities are comprised of the following:

	February 3,	January 28,
	2007	2006
	(Dollars in thousands)

Salaries, wages and employee benefits	$43,281	$34,908
Interest	4,066	3,157
Rent	10,115	5,913
Taxes, other than income	21,359	16,829
Sales returns allowance	7,328	5,522
Severance	15,427	273
Store closing and restructuring reserves	9,574	941
Self insurance reserves	8,278	6,165
Advertising	3,755	4,470
Accrued capital expenditures	11,069	17,736
Other	32,373	30,319

Accrued Liabilities	$166,625	$126,233

(15)  Borrowings

Long-term debt, principally due to banks, and capital lease obligations consist of the following:

	February 3,	January 28,
	2007	2006
	(Dollars in thousands)

Bond facility	$125,000	$125,000
Credit facility term loan	350,000	200,000
Senior notes	200,000	200,000
Sale/leaseback financing	—	13,681
Capital lease agreements through July 2021	38,342	31,153
State bond facility	21,000	21,000
Unsecured notes payable	—	67

	734,342	590,901
Less current installments	(4,594)	(16,807)

Long-term debt and capital lease obligations, excluding current installments	$729,748	$574,094

The annual maturities of long-term debt and capital lease obligations over the next five years as of February 3, 2007 are $4.6 million, $129.1 million, $4.2 million, $3.4 million, and $353.3 million, respectively.

The bond facility matures in July 2008 and bears interest at a variable rate based on the market for the bonds that has historically approximated one-month LIBOR plus 70 basis points.

During fiscal year 2006, the Company replaced its $330.0 million credit facility with a $580.0 million credit facility that was set to expire in July 2010. During fiscal year 2007, the Company replaced its $580.0 million credit facility with a $750.0 million credit facility that expires in October 2011. Up until October 2009, under certain circumstances the credit facility may be increased to $850.0 million at the Company’s request. The credit facility

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allows for up to $250.0 million of outstanding letters of credit. The current interest rate payable under the credit facility is based on LIBOR plus 62.5 basis points or prime. The credit facility contains restrictive covenants and financial covenants including leverage and fixed charge coverage ratios. The Company had $145.1 million of standby letters of credit and a $350.0 million term loan outstanding under the credit facility at February 3, 2007.

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

On April 30, 1999, the Company sold certain leasehold improvements for $42.0 million under a sale/leaseback agreement that was set to expire in fiscal year 2008. The Company exercised its option to repurchase the leasehold improvements in May 2006. In accordance with SFAS No. 98, “Accounting for Leases,” and SFAS No. 66, “Accounting for Sales of Real Estate,” the Company had accounted for the sale-leaseback as financing.

During fiscal year 2006, the Company entered into a $21.0 million, 20-year variable rate state bond facility in connection with construction of a distribution center in Mississippi. The proceeds from the debt issuance are held in a trust account until the Company disburses funds for the construction of the distribution center. At the end of fiscal year 2007, the Company had received $17.8 million for acquisition and construction costs.

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

The Company has entered into interest rate swap agreements with various financial institutions to manage the exposure to changes in interest rates on its variable rate indebtedness. The amount of indebtedness covered by the interest rate swaps is $205.0 million for fiscal years 2007 through the second quarter of 2009 (see Note 1) and $80.0 million from the third quarter of fiscal year 2009 through the second quarter of 2013. In the fourth quarter of fiscal year 2006, the Company de-designated and terminated interest rate swaps with a combined notional value of $125.0 million in connection with the termination of the $125.0 million note payable, which had been secured by the customer accounts receivable. The Company also de-designated forward starting interest rate swaps with a combined notional value of $125.0 million during the fourth quarter of fiscal year 2006 and subsequently terminated a combined $125.0 million notional amount of interest rate swaps during fiscal year 2007.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)  Deferred Compensation and Other Noncurrent Liabilities

Deferred compensation and other noncurrent liabilities are comprised of the following:

	February 3,	January 28,
	2007	2006
	(Dollars in thousands)

Pension Liability	$73,228	$63,773
Unfavorable Lease Liability	34,524	9,130
Deferred Compensation Plans	29,197	27,379
Deferred Gain on Sale/Leaseback	27,073	29,169
Post-Retirement Benefits	26,049	23,493
Supplemental Executive Retirement Plans	21,340	18,774
Other Deferred Income	15,128	12,865
Self-Insurance Reserves	12,118	15,003
Developer Incentive Liability	6,430	5,528
Other Noncurrent Liabilities	14,841	8,788

Deferred compensation and other noncurrent liabilities	$259,928	$213,902

(17)  Leases

The Company leases certain of its stores, warehouse facilities and equipment. The majority of these leases will expire over the next 15 years. The leases usually contain renewal options and provide for payment by the lessee of real estate taxes and other expenses and, in certain instances, contingent rentals determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities. Assets under capital lease and accumulated amortization were $61.1 million and $30.2 million, respectively, at February 3, 2007 and are included in property and equipment, net.

Future minimum lease payments under noncancelable leases, net of future minimum sublease rental income under noncancelable subleases, as of February 3, 2007 were as follows:

Fiscal Year	Capital	Operating
	(Dollars in thousands)

2008	7,206	69,520
2009	6,399	64,164
2010	6,233	59,338
2011	5,190	52,392
2012	4,864	45,353
After 2012	23,897	271,613

Total	53,789	562,380
Less sublease rental income	—	(1,457)

Net rentals	53,789	$560,923

Less imputed interest	(15,447)

Present value of minimum lease payments	38,342
Less current portion	(4,594)

	$33,748

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net rental expense for all operating leases consists of the following:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(Dollars in thousands)

Buildings:
Minimum rentals	$43,820	$40,972	$33,906
Contingent rentals	4,357	4,205	3,507
Sublease rental income	(789)	(524)	(493)
Equipment	1,638	1,567	1,366

Total net rental expense	$49,026	$46,220	$38,286

(18)  Income Taxes

Federal and state income tax expense was as follows:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(Dollars in thousands)

Current:
Federal	$72,106	$52,867	$57,157
State	5,671	4,189	4,670

	77,777	57,056	61,827

Deferred:
Federal	18,007	18,017	7,742
State	1,416	1,427	631

	19,423	19,444	8,373

Income taxes	$97,200	$76,500	$70,200

A reconciliation between income taxes and income tax expense computed using the federal statutory income tax rate of 35% is as follows:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(Dollars in thousands)

Income tax at the statutory federal rate	$97,668	$74,744	$67,996
State income taxes, net of federal income tax benefit	4,607	3,011	3,447
Increase in Cash Surrender Value of Officers’ Life Insurance	(4,355)	(3,396)	(3,120)
Other	(720)	2,141	1,877

Income taxes	$97,200	$76,500	$70,200

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consist of:

	February 3,	January 28,
	2007	2006
	(Dollars in thousands)

Deferred tax assets:
Prepaid pension costs	$27,510	$21,922
Benefit plan costs	31,553	29,259
Restructuring and other reserves	30,480	13,548
Inventory capitalization	3,358	2,028
Tax carryovers	2,951	2,312
Interest rate swaps	1,822	2,167
Prepaid rent	5,662	4,807
Intangibles	14,447	3,756
Other	6,244	4,912

Gross deferred tax assets	124,027	84,711
Less valuation allowance	(233)	(437)

Net deferred tax assets	123,794	84,274

Deferred tax liabilities
Property and equipment	84,782	70,487
Intangibles	7,844	5,643
Inventory	42,570	33,241
Investment securities	2,049	2,207
Goodwill	9,203	3,362
Other	5,201	3,906

Gross deferred tax liabilities	151,649	118,846

Net deferred tax liabilities	$27,855	$34,572

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the temporary differences becoming deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback year(s) if carryback is permitted under the tax law, and tax planning strategies in making this assessment.

During fiscal year 2007 and fiscal year 2006 the Company recognized $1.2 million and $1.4 million, respectively, of excess tax benefits in connection with the issuance of stock compensation awards.

As of February 3, 2007, the Company has net operating loss carryforwards for federal and state income tax purposes of $0.8 million and $28.1 million, respectively, and state job credits of $2.2 million, which are available to offset future taxable income, if any. These carryforwards expire at various intervals through fiscal year 2027. Some of the loss carryforwards are limited to an annual deduction of approximately $0.3 million under a provision of IRC Section 382. In addition, the Company has alternative minimum tax net operating loss carryforwards of $0.8 million, which are available to reduce future alternative minimum taxable income at various intervals expiring through fiscal year 2011.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)  Pension, SERP And Postretirement Benefits

The Company has a defined benefit pension plan, the Belk Pension Plan, which has been partially frozen and closed to new participants. Effective January 1, 2007, the Company offered participants remaining in the pension plan a one-time irrevocable election to freeze their defined benefits and begin participating in the enhanced 401(K) plan. The plan change resulted in a curtailment charge of $0.7 million during fiscal year 2007.

Effective January 1, 2006, the Company amended its defined benefit pension plan to close the plan to new participants on December 31, 2005 and freeze accruals as of January 1, 2006 for participants under age 40, participants with less than 5 years of vesting service and for certain officers. The plan change resulted in a curtailment charge of $7.5 million during fiscal year 2006.

The Company has a non-qualified defined benefit Supplemental Executive Retirement Plan, (“Old SERP”), which provides retirement and death benefits to certain qualified executives. Old SERP has been closed to new executives and has been replaced by the 2004 Supplemental Executive Retirement Plan (“2004 SERP”), a non-qualified defined contribution plan. On April 1, 2004, certain participants elected to waive their benefits in the Company’s existing Old SERP in exchange for participation in the Company’s new 2004 SERP. This election resulted in the curtailment and settlement of their benefits in the Old SERP. The Company recognized a net charge of $1.4 million in selling, general and administrative expenses during fiscal year 2005 related to the curtailment and settlement. Adoption of SFAS 158 resulted in reporting current liabilities of $1.2 million and $1.2 million and long term liabilities of $11.1 million and $9.8 million for fiscal years 2007 and 2006, respectively.

The Company also provides postretirement medical and life insurance benefits to certain retired full-time employees. The Company accounts for postretirement benefits by recognizing the cost of these benefits over an employee’s estimated term of service with the Company, in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” In accordance with SFAS 158, the Company is reporting the current portion of liabilities separately from the long term portion. This reclassification of postretirement benefit liabilities recognizes current liabilities of $2.8 million and $2.8 million and long term liabilities of $26.0 million and $23.5 million for fiscal years 2007 and 2006, respectively.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the projected benefit obligation, change in plan assets, funded status, amounts recognized and unrecognized, net periodic benefit cost and actuarial assumptions are as follows:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	February 3,	January 28,	February 3,	January 28,	February 3,	January 28,
	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)

Change in projected benefit obligation:
Benefit obligation at beginning of year	$382,333	$362,073	$11,876	$12,329	$28,308	$26,058
Service cost	3,585	5,077	133	123	158	156
Interest cost	21,545	21,423	656	700	1,598	1,502
Plan amendments	—	8,022	—	—	—	—
Actuarial losses	25,024	8,509	1,445	43	1,531	3,273
Benefits paid	(22,381)	(22,771)	(1,395)	(1,319)	(2,759)	(2,681)

Benefit obligation at end of year	410,106	382,333	12,715	11,876	28,836	28,308

Change in plan assets:
Fair value of plan assets at beginning of year	318,560	309,454	—	—	—	—
Actual return on plan assets	40,699	25,877	—	—	—	—
Contributions to plan	—	6,000	1,395	1,319	2,759	2,681
Benefits paid	(22,381)	(22,771)	(1,395)	(1,319)	(2,759)	(2,681)

Fair value of plan assets at end of year	336,878	318,560	—	—	—	—

Funded Status	(73,228)	(63,773)	(12,321)	(11,546)	(28,836)	(28,308)
Unrecognized net transition obligation	—	—	—	—	1,570	1,832
Unrecognized prior service costs	4,204	5,470	2	4	—	—
Unrecognized net loss	125,269	129,037	1,954	550	1,826	222

Net prepaid (accrued)	$56,245	$70,734	$(10,365)	$(10,992)	$(25,440)	$(26,254)

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	February 3,	January 28,	February 3,	January 28,	February 3,	January 28,
	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)

Other assets	$—	$5,470	$—	$—	$—	$—
Accrued liabilities	—	—	1,180	1,193	2,787	2,761
Deferred income tax assets	48,229	47,866	729	—	1,265	—
Deferred compensation and other noncurrent liabilities	73,228	63,773	11,141	9,799	26,049	23,493
Accumulated other comprehensive loss	(81,244)	(81,171)	(1,227)	—	(2,131)	—

	Pension Benefits		Old SERP Plan		Postretirement Benefits
	February 3,	January 28,	February 3,	January 28,	February 3,	January 28,
	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)

Obligation and funded status at November 1, 2006 and 2005, respectively:
Projected benefit obligation	$410,106	$382,333	$12,715	$11,876	$28,836	$28,308
Accumulated benefit obligation	410,106	382,333	11,127	10,625	N/A	N/A
Fair value of plan assets	336,878	318,560	—	—	—	—

Weighted average assumptions were:

	Pension Plan			Old SERP Plan			Postretirement Plan
	February 3,	January 28,	January 29,	February 3,	January 28,	January 29,	February 3,	January 28,	January 29,
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Discount rates	5.750%	5.750%	5.875%	5.750%	5.750%	5.875%	5.750%	5.750%	5.875%
Rates of compensation increase	4.0	3.0	3.0	4.0	3.0	3.0	N/A	N/A	N/A
Return on plan assets	8.5	8.5	8.5	N/A	N/A	N/A	N/A	N/A	N/A

The Company has historically used the yield of long-term corporate bonds (rated Moody’s Aa) plus 25 basis points as a benchmark for selecting the discount rate for measuring pension obligations and expense. As of the Company’s November 1, 2006 measurement date, the reported Moody’s Aa rate was 5.56% and, therefore, Belk selected a discount rate of 5.75%. Management believes this a reasonable approach based on the duration of the plans’ liabilities. Management has also utilized benchmarking data of discount rates selected by other companies with retirement programs in support of the 5.75% discount rate. The pension plan’s expected return assumption is based on the weighted average aggregate long-term expected returns of various actively managed asset classes corresponding to the plan’s asset allocation.

The measurement date for the defined benefit pension plan, defined benefit SERP and post retirement benefits is November 1. For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal year 2007; the rate was assumed to decrease to 5.0% gradually over the next 5 years and remain at that level for fiscal years thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation as of February 3, 2007 by $0.7 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended February 3, 2007 by $0.1 million. Decreasing the assumed health care

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost trend rates by one percentage point would decrease the accumulated postretirement benefit obligation as of February 3, 2007 by $0.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended February 3, 2007 by $0.1 million. The Company’s investment earnings assumption for the pension plan is based on the allocation of asset classes and their historical market returns thereon.

The asset allocation for the pension plan is as follows:

		Percentage of Plan Assets at Measurement Date
	Target Allocation	February 3,	January 28,	January 29,
	February 2, 2008	2007	2006	2005

Equity Securities	65-70%	68%	69%	67%
Fixed Income	30-35	31	30	32
Cash	0	1	1	1

Total	100%	100%	100%	100%

The Company expects to have the following payments related to its pension, Old SERP and postretirement plans in the coming years:

Fiscal Year	Pension Plan	Old SERP Plan	Postretirement Plan
	(Dollars in thousands)

2008	$23,119	$1,180	$2,787
2009	23,377	1,135	2,785
2010	23,675	1,103	2,714
2011	24,013	1,071	2,674
2012	24,547	1,040	2,642
2013 — 2017	134,243	6,186	12,573

The Company is not required to make a contribution to its defined benefit pension plan during fiscal year 2008 but continues to evaluate whether an optional payment would be in the Company’s best interest. The Company expects to contribute $2.8 million and $1.2 million to its postretirement plan and Old SERP, respectively, in fiscal year 2008.

The components of net periodic benefit expense (income) are as follows:

	Pension Plan			Old SERP Plan			Postretirement Plan
	53 Weeks	52 Weeks	52 Weeks	53 Weeks	52 Weeks	52 Weeks	53 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	February 3,	January 28,	January 29,	February 3,	January 28,	January 29,	February 3,	January 28,	January 29,
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(Dollars in thousands)

Service cost	$3,585	$5,077	$10,345	$133	$124	$358	$158	$156	$213
Interest cost	21,545	21,423	21,230	655	700	1,004	1,598	1,502	1,535
Expected return on assets	(23,924)	(25,198)	(26,233)	—	—	—	—	—	—
Amortization of unrecognized items:
Net transition (asset) obligation	—	—	—	—	—	—	262	262	262
Prior service cost	576	1,362	276	2	13	20	—	—	—
Net losses (gains)	12,016	10,939	8,381	42	47	100	(73)	(425)	(497)

Annual benefit expense	$13,798	$13,603	$13,999	$832	$884	$1,482	$1,945	$1,495	$1,513

Curtailment (gain)/loss	690	7,459	—	—	—	(530)	—	—	—
Settlement (gain)/loss	—	—	—	—	—	65	—	—	—
Cost of special term benefits	—	—	—	—	—	2,401	—	—	—

Total expense	$14,488	$21,062	$13,999	$832	$884	$3,418	$1,945	$1,495	$1,513

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2008 are as follows:

		Old
	Pension	SERP	Postretirement
	Benefits	Plan	Benefits
	(Dollars in thousands)

Amortization of actuarial (gain)/loss	$11,707	$195	$89
Amortization of prior service (credit)/cost	495	1	—
Amortization of transition (asset)/obligation	—	—	262

Total recognized from other comprehensive income	$12,202	$196	$351

The incremental effect of applying the recognition provisions of SFAS No. 158 on the individual line items in the consolidated balance sheet as of February 3, 2007 is as follows:

	Incremental Effect of Adopting SFAS 158
	Prior to
	Application of	SFAS	After
	SFAS	No. 158	Application of
	No. 158	Adjustments	SFAS No. 158

Other assets	$59,481	$(4,204)	$55,277
Total assets	2,852,819	(4,204)	2,848,615
Deferred income taxes	16,134	(2,114)	14,020
Total current liabilities	519,761	(2,114)	517,647
Deferred income taxes	15,281	(1,446)	13,835
Deferred compensation and other noncurrent liabilities	254,575	5,353	259,928
Total liabilities	1,520,800	1,793	1,522,593
Accumulated other comprehensive loss	(76,986)	(5,997)	(82,983)
Total stockholders’ equity	1,332,019	(5,997)	1,326,022
Total liabilities and stockholders’ equity	$2,852,819	$(4,204)	$2,848,615

(20)  Other Employee Benefits

The Belk Employees’ Health Care Plan provides medical and dental benefits to substantially all full-time employees. This Plan is “self-funded” for medical and dental benefits through a 501 (c) (9) Trust. The Group Life Insurance Plan and The Belk Employees Short Term Disability Insurance Plan provide insurance to substantially all full-time employees and are fully insured through contracts issued by insurance companies. Contributions by the Company under these plans amounted to approximately $44.0 million, $34.9 million and $28.8 million in fiscal years 2007, 2006, and 2005, respectively.

The Belk 401(k) Savings Plan, a contributory, defined contribution multi-employer plan, provides benefits for substantially all employees. The contributions to the 401(k) Savings Plan are comprised of a matching contribution, generally 100% of the employees’ contribution up to 6% of eligible compensation. A basic contribution is also given to certain employees resulting from a prior benefit formula, generally approximately 2% of eligible compensation, regardless of the employees’ contributions. Effective January 1, 2006, the plan was amended to provide an additional matching benefit for all new associates and for those associates whose benefit was frozen under the defined benefit contribution plan. Generally, the matching contribution was increased from 50% to 100% of the employee’s contribution. The cost of the plan was $11.8 million, $9.3 million and $8.9 million in fiscal years 2007, 2006, and 2005, respectively.

Effective January 1, 2004, the Company established a non-qualified 401(k) Restoration Plan for highly compensated employees, as defined by ERISA. The Plan provides contributions to a participants’ account ranging

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from 2% to 4.5% of eligible compensation to restore benefits limited in the qualified 401(k) plan. Participants can contribute up to 25% of eligible compensation. The cost of the plan in fiscal years 2007, 2006, and 2005 was approximately $0.8 million, $1.0 million, and $0.4 million, respectively.

The 2004 SERP, a non-qualified defined contribution retirement benefit plan for certain qualified executives, provides annual contributions ranging from 9% to 11% of eligible compensation to the participants’ accounts, which earn 6.5% interest annually. The 2004 SERP contribution and interest costs charged to operations were approximately $1.5 million, $1.7 million and $1.3 million in fiscal years 2007, 2006, and 2005, respectively.

Certain eligible employees participate in a non-qualified Deferred Compensation Plan (“DCP”). Participants in the DCP have elected to defer a portion of their regular compensation subject to certain limitations prescribed by the DCP. The Company is required to pay interest on the employees’ deferred compensation at various rates that have historically been between 7% and 15%. Interest cost related to the plan and charged to interest expense was $4.2 million, $3.7 million and $3.7 million in fiscal years 2007, 2006 and 2005, respectively.

Effective January 1, 2006, the Company established a non-qualified defined contribution plan, the Pension Restoration Plan. The plan provides benefits for certain officers, whose pension plan benefit accrual was frozen, that would have been otherwise grandfathered in their pension participation based on age and vesting. Accrued expense of $0.6 million and $0.1 million was incurred for fiscal year 2007 and 2006, respectively, to provide benefits under this plan.

(21)  Stock-Based Compensation

In fiscal year 2001, the Company’s Board of Directors approved the Belk, Inc. 2000 Incentive Stock Plan (the “Plan”). Under the Plan, the Company is authorized to award up to 2.8 million shares of common stock for various types of equity incentives to key executives of the Company.

In December 2004, the FASB issued SFAS 123(R), which details how the Company should account for stock-based compensation. The Company elected to adopt SFAS 123(R) in fiscal year 2005 and to apply the modified retrospective method of adoption, where the standard would only impact stock-based compensation expense in fiscal year 2005 and future years. The effect of the implementation of SFAS 123(R) to fiscal year 2005 was a $3.6 million decrease to compensation costs, a component of selling, general and administrative expenses, and a $2.3 million increase to net income in fiscal year 2005.

Compensation cost for the Plan was $6.0 million, $3.1 million and $3.5 million net of income tax benefits of $3.5 million, $1.9 million and $2.1 million for fiscal years 2007, 2006, and 2005, respectively.

Performance Based Stock Award Programs

In fiscal year 2001 the Company implemented a performance based stock award program (the “Long Term Incentive Plan” or “LTI Plan”). At the beginning of fiscal year 2001, and each fiscal year thereafter, the Company grants certain key executives stock awards under the LTI Plan. Shares awarded under the LTI Plan vary based on company results versus specified cumulative three-year performance targets and generally vest at the end of each three-year period. No monetary consideration is paid by employees who receive LTI plan stock awards.

LTI Plan compensation costs recorded under SFAS 123(R) are computed using the fair value stock price on the grant date based on a third-party valuation and the estimated expected attainment of performance goals based on internal projections. The Company issues new shares of common stock as the awards vest at the end of each three-year period. As of February 3, 2007, there was $5.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the LTI Plan; that cost will be recognized as compensation costs over the next two fiscal years.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company modified the plan goals for the 28 participants of the LTI Plan that vested at the end of fiscal year 2007 to incorporate the impact on financial results of the acquisition of the Proffitt’s, McRae’s and Parisian stores. The plan change increased compensation cost for fiscal year 2007 by $1.8 million.

The weighted-average grant-date fair value of shares granted under the LTI Plans during fiscal years 2007, 2006 and 2005 was $20.41, $15.60 and $10.71, respectively. The total fair value of stock grants issued under the LTI Plans during fiscal years 2007, 2006 and 2005 was $6.4 million, $3.9 million and $1.9 million, respectively. The total fair value of stock grants vested under the LTI Plans during fiscal years 2007, 2006 and 2005 was $9.6 million, $6.4 million and $3.9 million, respectively.

Activity under the LTI Plan during the year ended February 3, 2007 is as follows:

		Weighted-Average
		Grant Date Fair Value
	Shares	per Share
	(In thousands)

Nonvested at January 28, 2006	510	$12.65
Granted	421	20.41
Changes in Performance Estimates	27	18.20
Vested	359	13.75
Forfeited	(21)	14.63

Nonvested at February 3, 2007	578	18.30

The Company implemented performance-based stock award programs (the “Executive Transition Incentive Plans” or the “ETI Plans”) in connection with the acquisition and integration of the Proffitt’s and McRae’s stores (the “PM Plan”) and Parisian stores (the “Parisian Plan”) in fiscal years 2006 and 2007, respectively. Shares awarded under the ETI Plans vary based upon Company results versus specified performance targets. Shares awarded in the PM Plan vest at the end of each of two one-year performance periods. Shares awarded in the Parisian Plan vest at the end of a 16 month period. No monetary consideration is paid by employees who receive the ETI Plans stock awards.

ETI Plans compensation costs recorded under SFAS 123(R) are computed using the fair value stock price on the grant date based on a third-party valuation and the estimated expected attainment of performance goals using internal projections. The Company issues new shares of common stock as the awards vest at the end of each performance period. At February 3, 2007, there was approximately $2.0 million of unrecognized compensation cost related to non-vested share-based compensation arrangements under the ETI Plans that will be recognized as compensation cost over the performance period.

The Company modified the plan goals for 23 of the participants of the PM Plan performance period that ends on August 4, 2007 to incorporate the impact on financial results of the acquisition of the Parisian stores. The plan change increased compensation cost for fiscal year 2007 by $0.6 million.

The weighted-average grant-date fair values for shares granted under the ETI Plans were $26.40 and $17.00 for fiscal years 2007 and 2006, respectively. The total fair value of stock grants vested and issued under the ETI Plans during fiscal year 2007 was $2.1 million.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity under the ETI Plans during the year ended February 3, 2007 is as follows:

		Weighted-Average
		Grant Date Fair Value
	Shares	per Share
	(In thousands)

Nonvested at January 28, 2006	237	$17.00
Granted	86	26.40
Changes in Performance Estimates	(32)	19.11
Vested	108	17.00
Forfeited	(11)	17.00

Nonvested at February 3, 2007	172	21.20

In fiscal year 2007, the Company established a five-year performance-based incentive stock plan for the Chief Financial Officer (the “CFO Incentive Plan”). Up to 11,765 shares are awarded under the plan at the end of each fiscal year if the annual performance goal is met. Performance goals are established annually for each of the five one-year performance periods, which results in five separate grant dates. The participant has the option to receive 30% of the award in cash (liability portion) at the end of each of the five one-year periods. The annual cash award is based on the number of shares earned during the annual period times the fair market value of the Company’s stock as of the fiscal year end. The amounts under the liability portion of the award vest ratably at the end of each fiscal year. The remaining 70% of the award (equity portion) is granted in the Company’s stock. Shares granted under the equity portion vest at the end of the five-year period. The shares that will be awarded based on the fiscal year 2007 performance goal had a grant date fair value of $19 per share. No monetary consideration is paid by the employee who receives the incentive stock award. The compensation cost for the CFO Incentive Plan was $0.2 million in fiscal year 2007 and future compensation cost will be determined based on future grant date fair values.

Key Executive Share Grant Program

In fiscal year 2003, the Company created an incentive stock plan aimed at retaining certain key executives (the “Key Executive Share Grant Program”). Shares granted under the Key Executive Share Grant Program vested incrementally over a three-year term ending July 31, 2005 and were issued at the end of each 12 month vesting period. No monetary consideration was paid by employees who received incentive stock awards.

Key Executive Share Grant Program compensation costs recorded under SFAS 123(R) were computed using the fair value stock price on the grant date based on a third-party valuation. The Company issued new shares of common stock as the awards incrementally vested.

The weighted-average grant-date fair values for shares granted under the Key Executive Share Grant Program were $8.00 and $8.66 for the fiscal years 2006 and 2005, respectively. The total fair value of stock grants vested and issued under the Key Executive Share Grant Program during fiscal years 2006 and 2005 was $4.5 million and $3.0 million, respectively.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(22)  Fair Value of Financial Instruments

Carrying values approximate fair values for financial instruments that are short-term in nature, such as cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and lines of credit. The fair values of other financial instruments are as follows:

	February 3, 2007		January 28, 2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)

Long-term debt (excluding capitalized leases)	$696,000	$690,416	$559,748	$554,743
Interest rate swap liability	1,435	1,435	4,641	4,641
Investment securities	5,317	5,317	6,196	6,193

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

(23)  Purchase Obligations

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

The annual due dates of purchase obligations as of February 3, 2007 are $78.7 million due within one year, $22.6 million due within two to three years, $0.9 million due within four to five years, and $0.0 million due after five years.

(24)  Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the impact of contingently issuable stock-based compensation awards with performance vesting conditions as being outstanding at the beginning of the period in which all vesting conditions are met. The reconciliation of basic and diluted shares for fiscal year 2007 was:

February 3,
2007

Basic Shares	50,594,523
Dilutive contingently-issuable non-vested share awards	64,554

Diluted Shares	50,659,077

(25)  Stockholders’ Equity

Authorized capital stock of Belk, Inc. includes 200 million shares of Class A common stock, 200 million shares of Class B common stock and 20 million shares of preferred stock, all with par value of $.01 per share. At February 3, 2007, there were 48,327,819 shares of Class A common stock outstanding, 1,663,369 shares of Class B common stock outstanding, and no shares of preferred stock outstanding.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On April 4, 2007, the Company declared a regular dividend of $0.40 per share on 48,327,819 shares of Class A and 1,915,733 shares of Class B Common Stock outstanding on that date. On March 29, 2006, the Company declared a regular dividend of $0.35 per share on 49,914,018 shares of Class A and 2,088,853 shares of Class B Common Stock outstanding on that date.

On April 4, 2007, the Company’s Board of Directors approved a self-tender offer to purchase up to 800,000 shares of its Class A common stock and up to 800,000 shares of its Class B common stock at a price per share of $31.00, to be paid in cash. The tender offer is expected to commence on or about April 25, 2007.

On May 18, 2006, the Company completed the self-tender offer authorized by the Board of Directors on March 29, 2006 and repurchased 1,468,733 shares of outstanding Class A and 589,024 shares of outstanding Class B common stock for $39.1 million.

On June 14, 2004, the Company repurchased 643,071 shares of outstanding Class A common stock at a cost of $7.2 million.

(26)  Related Party Transactions

In October 2001, the Company extended loans to Mr. Thomas M. Belk, Jr., Mr. H.W. McKay Belk and Mr. John R. Belk in the principal amounts of $2.5 million, $2.5 million and $2.0 million, respectively. In February 2002, the loan to Mr. John R. Belk was increased to $2.5 million. The loans bear interest at LIBOR plus 1.5%. The loans were repaid to the Company in equal annual installments of $0.5 million each plus interest in cash or stock over the five-year period ending January 3, 2007. The Sarbanes-Oxley Act of 2002 prohibits extensions of credit to executive officers and directors and the “material modification” of any term of a loan that was extended before July 30, 2002. The Company entered into these loans in October 2001 and February 2002, before the Sarbanes-Oxley Act of 2002 was enacted. Since that time, the Company has not made any new extensions of credit to executive officers or directors nor materially modified the terms of any existing loans.

On August 31, 2006, the Company sold approximately 187 acres of land in Lancaster County, South Carolina to John M. Belk via JMB Land Company, LLC for $4.1 million that resulted in a gain on sale of investments of $4.1 million.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(27)  Selected Quarterly Financial Data (unaudited)

The following table summarizes our unaudited quarterly results of operations for fiscal years 2007 and 2006:

	Three Months Ended
	February 3,	October 28,	July 29,	April 29,
	2007	2006	2006	2006
	(In thousands, except per share amounts)

Revenues	$1,405,995	$794,277	$731,972	$752,525
Gross profit(1)	482,522	258,972	244,410	247,694
Net income	113,015	23,056	26,308	19,471
Basic income per share	2.26	0.46	0.52	0.38
Diluted income per share	2.25	0.46	0.52	0.38

	Three Months Ended
	January 28,	October 29,	July 30,	April 30,
	2006	2005	2005	2005
	(In thousands, except per share amounts)

Revenues	$1,096,631	$701,298	$602,718	$568,130
Gross profit(1)	393,264	210,715	195,694	191,719
Income (loss) before cumulative effect of change in accounting principle	100,056	(4,511)	17,177	24,333
Net income (loss)	99,904	(4,511)	17,177	24,333
Basic and diluted income (loss) per share	1.93	(0.09)	0.33	0.47

(1)	Gross profit represents revenues less cost of goods sold (including occupancy and buying expenses)

Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

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

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of February 3, 2007, the Company’s internal control over financial reporting is effective based on the criteria established in the Internal Control-Integrated Framework.

Effective October 1, 2006, Belk completed the acquisition of the capital stock of the corporations that operate 38 Parisian stores from Saks Incorporated. The Company’s assessment of internal controls over financial reporting excludes internal controls over sales, margin, as well as the receipt, distribution center processing and delivery of merchandise to the Parisian stores which was managed by Saks as of February 3, 2007. These processes will be converted to Belk’s systems in fiscal year 2008.

Effective July 30, 2006, Belk completed the acquisition of the assets of Migerobe, Inc., a company that leased fine jewelry departments in 35 Belk stores. The Company’s assessment of internal controls over financial reporting excludes internal controls over the receipt, distribution center processing and delivery of merchandise to the stores, the inventory accounting systems and the fine jewelry manufacturing and repair processes of the acquired assets. These processes will be converted to Belk’s systems in fiscal year 2008.

Management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of February 3, 2007, has been audited by KPMG, LLP, an independent registered public accounting firm. Their attestation report, which is included herein, expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth fiscal quarter ended February 3, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Belk, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Belk, Inc. and subsidiaries maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Belk, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Belk, Inc. and subsidiaries maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Belk, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Effective October 1, 2006, Belk completed the acquisition of the capital stock of the corporations that operate 38 Parisian stores from Saks Incorporated. The Company’s assessment of internal controls over financial reporting excludes internal controls over sales, margin, as well as the receipt, distribution center processing and delivery of merchandise to the Parisian stores which was managed by Saks as of February 3, 2007. These processes will be converted to Belk’s systems in fiscal year 2008.

Effective July 30, 2006, Belk completed the acquisition of the assets of Migerobe, Inc., a company that leased fine jewelry departments in 35 Belk stores. The Company’s assessment of internal controls over financial reporting excludes internal controls over the receipt, distribution center processing and delivery of merchandise to the stores, the inventory accounting systems and the fine jewelry manufacturing and repair processes of the acquired assets. These processes will be converted to Belk’s systems in fiscal year 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belk, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended February 3, 2007, and our report dated April 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Charlotte, North Carolina
April 12, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information about our directors and executive officers is included in the sections entitled “Proposal One — Election of Directors,” “Belk Management — Directors” and “Belk Management — Executive Officers” of the Proxy Statement for the Annual Meeting of the Stockholders to be held on May 30, 2007 and is incorporated herein by reference.

The information about our Audit Committee is included in the section entitled “Belk Management — Corporate Governance — Audit Committee” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2007 and is incorporated herein by reference.

The information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is included in the section entitled “Section 16 Beneficial Ownership Reporting Compliance” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2007 and is incorporated herein by reference.

In March 2004, the Company adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”) that applies to the chief executive officer, chief financial officer and chief accounting officer and persons performing similar functions. The Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the fiscal year ended January 31, 2004 and is available on the Company’s website at www.belk.com.

Item 11.	Executive Compensation

The information about security ownership is included in the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Belk Management — Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2007 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included in the section entitled “Common Stock Ownership of Management and Principal Stockholders” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2007 and is incorporated herein by reference.

Information about the equity compensation plans is included in the section entitled “Equity Compensation Plan Information” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2007 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information about transactions with related persons is included in the section entitled “Certain Transactions” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2007 and is incorporated herein by reference.

The information about director independence is included in the sections entitled “Belk Management — Corporate Governance — Independent Directors” and “Belk Management — Committees of the Board of Directors” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2007 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the section entitled “Selection of Independent Auditors,” of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 30, 2007, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income — Years ended February 3, 2007, January 28, 2006 and January 29, 2005.

Consolidated Balance Sheets — As of February 3, 2007 and January 28, 2006.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income — Years Ended February 3, 2007, January 28, 2006 and January 29, 2005.

Consolidated Statements of Cash Flows — Years ended February 3, 2007, January 28, 2006 and
January 29, 2005.

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules None.

3. Exhibits

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

3.1		Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).
3.2		Form of Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
4.1		Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5 1998 (File No. 333-42935)).
4.2		Articles I and IV of the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
10.1		Belk, Inc. 2000 Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed on April 28, 2000).
10	.1.1	Belk, Inc. Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K, filed on April 14, 2005).
10	.1.2	Form of Belk, Inc. 2005 Executive Transition Incentive Plan Certificate (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2005).
10	.1.3	Belk, Inc. CFO Incentive Plan (incorporated by reference to Exhibit 10.1.3 of the Company’s Annual Report on form 10-K, filed on April 13, 2006).
10.2		Belk, Inc. 2004 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).

10.3	Belk, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K, filed on April 14, 2005).
10.4	Note and Pledge Agreement, dated October 1, 2001, by and between Thomas M. Belk, Jr. and Belk, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed on December 18, 2001).
10.5	Note and Pledge Agreement, dated October 1, 2001, by and between H.W. McKay and Belk, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed on December 18, 2001).
10.6	Note and Pledge Agreement, dated October 1, 2001, by and between John R. Belk and Belk, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, filed on December 18, 2001).
10.7	Amended Note and Pledge Agreement, dated February 1, 2002, by and between John R. Belk and Belk, Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed on May 3, 2002).
10.8	Consulting Services Agreement dated as of May 26, 2004 by and between Belk, Inc. and John M. Belk (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on June 10, 2004).
10.9	Agreement between Belk, Inc and subsidiaries and Mary R. Delk. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on June 8, 2006).
10.10	Stock Purchase Agreement by and between Saks Incorporated and Belk, Inc., dated as of August 1, 2006. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on September 7, 2006).
10.11	Second Amended and Restated Credit Agreement, dated as of October 2, 2006, by and among Belk, Inc. and the subsidiaries of Belk, Inc., as borrowers, and Wachovia Bank, National Association, Bank of America, NA. and the other lenders referred to therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2006).
14.1	Belk, Inc. Code of Ethics for Senior Executive and Financial Officers (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, filed on April 14, 2004).
21.1	Subsidiaries.
23.1	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April, 2007.

BELK, INC.
(Registrant)

By:	/s/ THOMAS M. BELK, JR.
Thomas M. Belk, Jr.
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 12, 2007.

Signature	Title

/s/ THOMAS M. BELK, JR. Thomas M. Belk, Jr.	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director

/s/ H. W. MCKAY BELK H. W. McKay Belk	President, Chief Marketing Officer and Director

/s/ JOHN R. BELK John R. Belk	President, Chief Operating Officer and Director

/s/ J. KIRK GLENN, JR. J. Kirk Glenn, Jr.	Director

/s/ JOHN A. KUHNE John A. Kuhne	Director

/s/ ELIZABETH VALK LONG Elizabeth Valk Long	Director

/s/ THOMAS C. NELSON Thomas C. Nelson	Director

/s/ JOHN R. THOMPSON John R. Thompson	Director

/s/ JOHN L. TOWNSEND, III John L. Townsend, III	Director

/s/ BRIAN T. MARLEY Brian T. Marley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ADAM M. ORVOS Adam M. Orvos	Senior Vice President Finance (Controller and Principal Accounting Officer)