Form 10-Q
period 2007-05-05
BELK INC
filed 2007-06-14
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 5, 2007

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
N/A

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
☐ Yes       ☑ No
At June 4, 2007, the registrant had issued and outstanding 47,854,858 shares of class A common stock and 1,619,210 shares of class B common stock.

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
•
Our ability to realize the planned efficiencies from our acquisitions and effectively integrate and operate the acquired stores and businesses, including our fiscal year 2006 acquisition of Proffitt’s and McRae’s stores, our fiscal year 2007 acquisition of Parisian stores and our fiscal year 2007 acquisition of the assets of Migerobe and commencement of our new fine jewelry business;

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
     For a detailed description of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned “Risk Factors” in our annual report on Form 10-K for the fiscal year ended February 3, 2007 that we filed with the SEC on April 12, 2007. Our other filings with the SEC may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.
     Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, even if future events or new information may impact the validity of such statements.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	May 5,	April 29,
	2007	2006
Revenues	$904,484	$752,525
Cost of goods sold (including occupancy and buying expenses)	612,589	504,831
Selling, general and administrative expenses	254,279	207,895
Asset impairment and store closing costs	8,617	1,767
Gain on sale of property and equipment	722	449

Operating income	29,721	38,481
Interest expense, net	(14,620)	(9,888)
Gain on sale of investments	—	1,678

Income before income taxes	15,101	30,271
Income tax expense	5,600	10,800

Net income	$9,501	$19,471

Basic and diluted income per share	$0.19	$0.38

Weighted average shares outstanding — basic and diluted	50,243,552	51,879,318

See accompanying notes to unaudited consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	May 5,	February 3,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$138,970	$171,239
Accounts receivable, net	48,755	61,434
Merchandise inventory	1,016,017	931,870
Prepaid income taxes, expenses and other current assets	41,680	32,926

Total current assets	1,245,422	1,197,469
Investment securities	5,257	5,317
Property and equipment, net of accumulated depreciation and amortization of of $963,097 and $931,573 as of May 5, 2007 and February 3, 2007, respectively	1,237,214	1,280,426
Goodwill	315,512	310,126
Deferred income taxes	450	—
Other assets	56,917	55,277

Total assets	$2,860,772	$2,848,615

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$346,054	$309,722
Accrued liabilities	170,271	166,625
Accrued income taxes	—	22,686
Deferred income taxes	5,788	14,020
Current installments of long-term debt and capital lease obligations	5,184	4,594

Total current liabilities	527,297	517,647
Deferred income taxes	—	13,835
Long-term debt and capital lease obligations, excluding current installments	723,973	729,748
Interest rate swap liability	2,185	1,435
Deferred compensation and other noncurrent liabilities	289,718	259,928

Total liabilities	1,543,173	1,522,593

Stockholders’ equity:
Preferred stock	—	—
Common stock, 50.2 and 50.0 million shares issued and outstanding as of May 5, 2007 and February 3, 2007, respectively	502	500
Paid-in capital	507,650	507,127
Retained earnings	890,967	901,378
Accumulated other comprehensive loss	(81,520)	(82,983)

Total stockholders’ equity	1,317,599	1,326,022

Total liabilities and stockholders’ equity	$2,860,772	$2,848,615

See accompanying notes to unaudited consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance at February 3, 2007	$500	$507,127	$901,378	$(82,983)	$1,326,022
Comprehensive income:
Net income	—	—	9,501	—	9,501
Unrealized loss on investments, net of $22 income tax benefit	—	—	—	(37)	(37)
Unrealized loss on interest rate swaps, net of $299 income tax benefit	—	—	—	(503)	(503)
Defined benefit expense, net of $1,189 income tax expense	—	—	—	2,003	2,003

Total comprehensive income					10,964

Adoption of FIN 48 adjustment	—	—	185	—	185
Cash dividends	—	—	(20,097)	—	(20,097)
Issuance of stock-based compensation	—	(1,296)	—	—	(1,296)
Stock-based compensation expense	—	1,819	—	—	1,819
Common stock issued	2	—	—	—	2
Repurchase and retirement of common stock	—	—	—	—	—

Balance at May 5, 2007	$502	$507,650	$890,967	$(81,520)	$1,317,599

See accompanying notes to unaudited consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended
	May 5,	April 29,
	2007	2006
Cash flows from operating activities:
Net income	$9,501	$19,471
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and store closing costs	8,617	1,767
Deferred income taxes	1,426	641
Depreciation and amortization expense	40,666	31,465
Stock-based compensation expense	1,819	2,101
(Gain) loss on sale of property and equipment	(198)	75
Amortization of deferred gain on sale and leaseback	(524)	(524)
Gain on sale of investments	—	(1,678)
(Increase) decrease in:
Accounts receivable, net	12,673	2,737
Merchandise inventory	(84,147)	(81,336)
Prepaid expenses and other assets	(12,121)	(4,026)
Increase (decrease) in:
Accounts payable and accrued liabilities	27,165	32,762
Accrued income taxes	(22,686)	(32,366)
Deferred compensation and other liabilities	13,283	1,426

Net cash used by operating activities	(4,526)	(27,485)

Cash flows from investing activities:
Proceeds from sales of investments	—	2,225
Purchases of property and equipment	(51,887)	(61,068)
Proceeds from sales of property and equipment	42,532	3,737

Net cash used by investing activities	(9,355)	(55,106)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	355	4,098
Principal payments on long-term debt and capital lease obligations	(1,028)	(2,121)
Stock compensation tax benefit	2,382	1,102
Dividends paid	(20,097)	(18,202)

Net cash used by financing activities	(18,388)	(15,123)

Net decrease in cash and cash equivalents	(32,269)	(97,714)
Cash and cash equivalents at beginning of period	171,239	308,817

Cash and cash equivalents at end of period	$138,970	$211,103

Supplemental schedule of noncash investing and financing activities:
Increase in property and equipment through accrued purchases	$17,118	$31,389
Decrease in property and equipment through adjustment of Parisian goodwill	5,674	—
Decrease in property and equipment through adjustment of Parisian capital lease obligation	4,315	—
See accompanying notes to unaudited consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 3, 2007. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results in periods which exclude the holiday season may not be indicative of the operating results that may be expected for the full fiscal year.
     Certain prior period amounts have been reclassified to conform with current year presentation.
Revenues
     The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes as reflected in the table below.

	Three Months Ended
	May 5,	April 29,
Merchandise Area	2007	2006
Women’s	40%	40%
Cosmetics, Shoes and Accessories	30	29
Men’s	15	15
Home	8	10
Children’s	7	6

Total	100%	100%

(2) Implementation of New Accounting Standards
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
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, (“SFAS 109”), “Accounting for Income Taxes.” The Company adopted FIN 48 on February 4, 2007. Refer to Note 6 for information regarding the adoption of FIN 48.
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

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(3) Comprehensive Income
     The following table sets forth the computation of comprehensive income:

	Three Months Ended
	May 5,	April 29,
	2007	2006
	(dollars in thousands)

Net income	$9,501	$19,471

Other comprehensive income (loss):
Unrealized (loss) gain on investments, net of $22 income tax benefit and $217 income tax expense for the three months ended May 5, 2007 and April 29, 2006, respectively.	(37)	364
Net change in fair value of interest rate swaps, net of $319 income tax benefit and $569 income tax expense for the three months ended May 5, 2007 and April 29, 2006, respectively.	(537)	959
Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $20 income tax expense for the three months ended May 5, 2007 and April 29, 2006.	34	35
Defined benefit expense, net of $1,189 and $1,231 income tax expense for the three months ended May 5, 2007 and April 29, 2006, respectively.	2,003	2,074

Other comprehensive income	1,463	3,432

Total comprehensive income	$10,964	$22,903

(4) Accumulated Other Comprehensive Loss
     The following table sets forth the components of accumulated other comprehensive loss:

	May 5,	February 3,
	2007	2007
	(dollars in thousands)

Unrealized gains on investments, net of $1,041 and $1,063 income tax expense as of May 5, 2007 and February 3, 2007, respectively.	$1,754	$1,792
Unrealized loss on interest rate swaps, net of $424 and $125 income tax benefit as of May 5, 2007 and February 3, 2007, respectively.	(674)	(171)
Defined benefit plans, net of $49,034 and $50,223 income tax benefit as of May 5, 2007 and February 3, 2007, respectively.	(82,600)	(84,604)

Accumulated other comprehensive loss	$(81,520)	$(82,983)

(5) Parisian Acquisition
     Effective October 2, 2006, the Company completed the acquisition of all of the capital stock of the corporations that operated 38 Parisian stores, the Parisian corporate headquarters, and a distribution center (“Parisian Acquisition”) from Saks Incorporated at a purchase price of $314.7 million. The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available. During the first quarter of fiscal year 2008, adjustments were made to the fair value of property, plant and equipment, accrued severance and retention costs, as well as deferred taxes based on information obtained during the quarter.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     Goodwill of $63.3 million resulted from excess purchase price over the fair market value of the acquired assets, net of assumed liabilities. These assumed liabilities included $28.9 million in unfavorable lease obligations that have a weighted average amortization period of 16.7 years from the date of acquisition.
     The following is a summary of the estimated fair values of the assets acquired and liabilities assumed, which includes transaction costs:

dollars in thousands

Accounts receivable, net	$1,176
Inventory	207,012
Other current assets	4,626
Property, plant and equipment	188,617
Goodwill	63,315
Deferred income taxes	27,427
Other assets	6,545

Total assets acquired	498,718

Current liabilities	156,100
Long-term liabilities	27,914

Total liabilities assumed	184,014

Net assets acquired	$314,704

     As of May 5, 2007, the Company has recorded $2.3 million in accrued severance and retention costs, $1.0 million in relocation costs for employees eligible for transfers and $8.7 million for lease buyout costs related to the Parisian Acquisition.
(6) Income Taxes
     Belk adopted FIN 48 on February 4, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recognized a decrease of $0.2 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the February 4, 2007 balance of retained earnings. The implementation also resulted in the recognition of an additional $17.5 million in the liability for unrecognized tax benefits with an offset to deferred tax assets and liabilities.
     At adoption, the Company had a gross unrecognized tax benefit (including interest and penalties) of $27.3 million. Of this total, $5.9 million represents the amount of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in a future period.
     As part of its continuing practice, Belk has accrued interest related to unrecognized tax benefits in interest expense while accruing penalties related to unrecognized tax benefits in tax expense. Total accrued interest and penalties for unrecognized tax benefits at adoption were $4.3 million.
     Belk and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for tax years through 2002. Substantially all material state and local income tax matters have been concluded for tax years through 2002. Federal income tax returns for tax years 2003 and 2004 are currently under examination. In connection with the Internal Revenue Service (“IRS”) examination of the Company’s 2003 and 2004 income tax returns, the IRS has proposed certain significant adjustments to the Company’s gain on sale of business property and sale leaseback of leasehold improvements tax positions. Subsequent to May 5, 2007, the Company and the IRS have tentatively agreed to settle these years. The Company anticipates that it is reasonably possible that an additional payment in the range of $10.0 to $12.0 million will be made by the end of fiscal year 2008 and that this payment, if made, would not have any impact on its effective tax rate for

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
fiscal year 2008. The IRS has indicated that it will examine the Company’s 2005 tax year return. The Company anticipates that this audit will commence within the next 12 months.
     The State of North Carolina is currently examining tax years 2002 through 2004. The Company has extended the statute of limitations for the years ended 2002 and 2003 in conjunction with the North Carolina audit. It cannot yet be determined when the audit will conclude or what the outcome may be.
(7) Asset Impairment and Store Closing Costs
     During the three months ended May 5, 2007, the Company recorded a $6.6 million impairment charge to adjust a store’s net book value to fair market value. This determination was based primarily on the likelihood that the store would be sold and that the cash flows resulting from the store’s operations plus disposition would not be sufficient to recover the store’s carrying value. The Company also recorded a $1.8 million impairment charge for a software development project that was abandoned and a $0.2 million charge related to two store closings.
(8) Sale of Property
     Effective April 27, 2007, the Company sold a portion of its headquarters building located in Charlotte, NC for $23.3 million. The Company also entered into a lease arrangement with the purchaser of the property to lease the property for a term of 13 years, 8 months. The fiscal year 2008 sale and leaseback transaction has been accounted for under the provisions of SFAS 66, Accounting for Sales of Real Estate, and the gain on the sale of the property of $7.3 million has been deferred and will be recognized ratably over the 13.7-year lease term.
     During the three months ended May 5, 2007, the Company sold three former Parisian stores for net proceeds of $16.3 million.
(9) Pension and Postretirement Benefits
     The Company has a defined benefit pension plan covering a portion of its employees. The benefits are based on years of service and the employee’s compensation. The Company also has a non-qualified defined benefit Supplemental Executive Retirement Plan, (“Old SERP”), which provides retirement and death benefits to certain qualified executives and a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain retired full-time employees.
     The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	May 5,	April 29,	May 5,	April 29,	May 5,	April 29,
	2007	2006	2007	2006	2007	2006
	(dollars in thousands)
Service cost	$877	$896	$46	$33	$42	$40
Interest cost	5,783	5,386	177	164	418	400
Expected return on plan assets	(5,798)	(5,981)	—	—	—	—
Amortization of transition obligation	—	—	—	—	65	65
Amortization of prior service cost	124	144	—	—	—	—
Amortization of the net (gain) loss	2,927	3,004	49	10	41	(18)

Net periodic benefit expense	$3,913	$3,449	$272	$207	$566	$487

     There were no additional contributions to the pension plan during the three months ended May 5, 2007 or April 29, 2006. The Company is not required to make a contribution to its defined benefit pension plan during fiscal year 2008 and does not plan to do so. The Company expects to pay benefits of $2.8 million and $1.2 million to its postretirement plan and Old SERP participants, respectively, in fiscal year 2008.
(10) Earnings per Share
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the impact of contingently

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
issuable stock-based compensation awards with performance vesting conditions as being outstanding at the beginning of the period in which all vesting conditions are met. The Company had no dilutive impact from its existing capital structure during the three months ended May 5, 2007 and April 29, 2006, therefore basic and diluted EPS are the same.
(11) Subsequent Event
     On May 23, 2007, the Company accepted for purchase in its self-tender offer 472,843 shares of outstanding Class A and 308,641 shares of outstanding Class B common stock for $24.2 million. The self-tender offer was authorized by the Board of Directors on April 4, 2007 and was initiated on April 25, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned department store business in the United States, with total revenues of approximately $3.68 billion for the fiscal year ended February 3, 2007. The Company and its predecessors have been successfully operating stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.
     The Company’s total revenues increased 20.2% in the first quarter of fiscal year 2008 to $904.5 million. Comparable store sales increased 2.7%. Operating income decreased 22.8% to $29.7 million in first quarter of fiscal year 2008. Net income decreased 51.2% to $9.5 million or $0.19 per basic and diluted share. The decrease was due primarily to acquisition integration costs and higher interest expense resulting from the Company’s fiscal year 2007 acquisitions, as well as asset impairment and store closing costs.
     The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2008” refer to the fiscal year ended February 2, 2008 and all references to “fiscal year 2007” refer to the fiscal year ending February 3, 2007.
     As of May 5, 2007, the Company operated 311 retail department stores in 17 states primarily in the southern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.
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
Parisian Acquisition
     Effective October 2, 2006, the Company completed the acquisition of all of the capital stock of the corporations that operated 38 Parisian stores, the Parisian corporate headquarters, and a distribution center (“Parisian Acquisition”) from Saks Incorporated for a purchase price of approximately $314.7 million. The primary reason for the purchase was to support the Company’s strategic expansion objectives and to better position the Company in strategic markets, including Alabama and Georgia. The results of the acquired operations have been included in the condensed consolidated financial statements from the date of acquisition. Parisian department stores are located in nine states throughout the Southeast and Midwest.
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

	Three Months Ended
	May 5,	April 29,
	2007	2006
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%
Cost of goods sold (including occupancy and buying expenses)	67.7	67.1
Selling, general and administrative expenses	28.1	27.6
Asset impairment and store closing costs	1.0	0.2
Operating income	3.3	5.1
Interest expense, net	1.6	1.3
Income before income taxes	1.7	4.0
Income tax expense	0.6	1.4
Net income	1.1	2.6

Comparable store net revenue increase	2.7	3.4
Revenues
     The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes as reflected in the table below.

	Three Months Ended
	May 5,	April 29,
Merchandise Area	2007	2006
Women’s	40%	40%
Cosmetics, Shoes and Accessories	30	29
Men’s	15	15
Home	8	10
Children’s	7	6

Total	100%	100%

Comparison of the Three Months Ended May 5, 2007 and April 29, 2006
     Revenues. The Company’s revenues for the three months ended May 5, 2007 increased 20.2%, or $152.0 million, to $904.5 million from $752.5 million over the same period in fiscal year 2007. The increase is primarily attributable to an increase in revenues due to the newly acquired Parisian stores of $123.5 million, revenues from other new stores of $17.4 million and a $19.9 million, or 2.7%, increase in revenues from comparable stores. Top performing merchandise areas during the period included men’s, women’s and children’s apparel and shoes.

     Cost of goods sold. Cost of goods sold was $612.6 million, or 67.7% of revenues, for the three months ended May 5, 2007 compared to $504.8 million, or 67.1% of revenues, for the same period in fiscal year 2007. The increase in cost of goods sold as a percentage of revenues for the three months ended May 5, 2007 is primarily attributable to an increase in buying and occupancy costs as a percentage of revenues of 0.20% due to higher occupancy costs in new and acquired store locations and an increase in distribution center expense as a percentage of revenues of 0.20% due to start-up costs associated with the new distribution center opened during fiscal year 2007.
     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $254.3 million, or 28.1% of revenues for the three months ended May 5, 2007, compared to $207.9 million, or 27.6% of revenues, for the same period in fiscal year 2007. The increase in SG&A expenses of $46.4 million was primarily due to the increase in revenues as described above. The increase in SG&A expenses as a percentage of revenues was primarily due to the following:
•	The Company’s integration of the acquired fine jewelry business has resulted in an incremental increase in SG&A expenses as a percentage of revenues of 0.23%.

•	Acquisition-related expenses increased as a percentage of revenues by 1.07%, or $9.8 million, due to the fiscal year 2007 Parisian Acquisition integration.

•
Employee benefits decreased as a percentage of revenues by 0.26%, or $2.5 million, primarily driven by favorable medical trust claims and asset returns experienced in the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007.

•
Net advertising expense decreased as a percentage of revenues by 0.34%, or $2.8 million, primarily due to approximately $3.0 million, net expense, spent on the Proffitt’s and McRae’s grand re-opening in the first quarter of fiscal year 2007.

•
Net credit income increased as a percentage of revenues by 0.13%, or $3.7 million, due to a 31.2% overall increase in Belk charge card sales volume, driven by the Parisian Acquisition along with 2.5% increased credit penetration in existing Belk stores.

     Asset Impairment and Store Closing Costs. During the three months ended May 5, 2007, the Company recorded a $6.6 million impairment charge to adjust a retail location’s net book value down to fair market value, a $1.8 million asset impairment charge for assets related to a software development project that was abandoned and a $0.2 million charge related to two store closings.
     During the three months ended April 29, 2006, the Company recorded a $0.4 million charge for costs associated with the demolition of a portion of its corporate office building and a $1.4 million charge for real estate holding costs.
     Interest Expense, net. Interest expense, net increased $4.7 million, or 47.9%, from $9.9 million during the three months ended April 29, 2006 to $14.6 million for the three months ended May 5, 2007. The increase was primarily due to higher debt levels associated with the Parisian Acquisition in October 2006.
     Gain on sale of investments. Gain on sale of investments was $1.7 million for the three months ended April 29, 2006. The gain was primarily due to $1.1 million of gains on interest rate swaps and a $0.4 million gain on sale of the Company’s interest in a partnership that owns a distribution center facility.
Seasonality and Quarterly Fluctuations
     The retail business is highly seasonal with approximately one-third of annual revenues being generated in the fourth quarter, which includes the holiday selling season. As a result, a disproportionate amount of the Company’s operating and net income is realized during the fourth quarter and significant variations can occur when comparing the Company’s financial condition between quarters.
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
     The debt facilities place certain restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock and guarantees, and require maintenance of minimum financial ratios. As of May 5, 2007, the Company was in compliance with all covenants and does not anticipate that complying with the covenants will impact the Company’s liquidity in fiscal year 2008.
     During fiscal year 2007, the Company amended its $580.0 million credit facility, increasing total available borrowings to $750.0 million. Up until October 2009, under certain circumstances the credit facility may be increased to $850.0 million at the Company’s request. The credit facility allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based on certain Company financial ratios and currently stands at LIBOR plus 62.5 basis points or prime. The credit facility contains restrictive covenants and financial covenants including leverage and fixed charge coverage ratios. The Company had $142.8 million of standby letters of credit and a $350.0 million term loan outstanding under the credit facility at May 5, 2007.
     During fiscal year 2006, the Company entered into the $21.0 million, 20-year variable rate state bond facility in connection with construction of a distribution center in Mississippi. The proceeds from the debt issuance are held in a trust account until the Company disburses funds for the construction of the distribution center. At the end of the first quarter of fiscal year 2008, the Company had received $18.1 million for acquisition and construction costs.
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
     Net cash used by operating activities was $4.5 million for the three months ended May 5, 2007 compared to $27.5 million for the same period in fiscal year 2007. The decrease in cash used by operating activities for fiscal year 2008 was principally due to a $163.7 million increase in sales-driven cash collections, offset partially by a $77.4 million increase in merchandise and expense payable disbursements and a $66.2 million increase in payroll, benefits, and sales tax payments during the first quarter of 2008 as compared to same period in fiscal year 2007.
     Net cash used by investing activities decreased $45.8 million to $9.4 million for the three months ended May 5, 2007 from $55.1 million for the same period in fiscal year 2007. The change primarily resulted from a decrease in purchases of property and equipment of $9.2 million and an increase in proceeds from sales of property and equipment of $38.8 million driven by the disposal of certain Parisian stores and the sale of a portion of the Company’s headquarters building during the first quarter of fiscal year 2008.
     Net cash used by financing activities was $18.4 million for the three months ended May 5, 2007 compared to $15.1 million for the same period in fiscal year 2007. The increase in cash used was primarily driven by a $3.7 million decrease in proceeds received from the $21.0 million, 20-year variable rate bond facility in connection with construction of a distribution center in Mississippi.
     Management of the Company believes that cash flows from operations, existing credit facilities and additional liquidity resources will be sufficient to cover working capital needs, stock repurchases, capital expenditures, debt service requirements and funding of acquisitions for at least the next twelve months.

Contractual Obligations and Commercial Commitments
     A table representing the scheduled maturities of the Company’s contractual obligations and commercial commitments as of February 3, 2007 was included under the heading “Contractual Obligations and Commercial Commitments” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007. There have been no material changes from the information included in the Form 10-K, however, the Company anticipates that it is reasonably possible that an additional payment related to income tax reserves in the range of $10.0 to $12.0 million will be made by the end of fiscal year 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three months ended May 5, 2007 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on April 12, 2007.
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

BELK, INC.

Dated: June 14, 2007	By:	/s/ Ralph A. Pitts

Ralph A. Pitts Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley

Brian T. Marley Executive Vice President and Chief Financial Officer (Principal Financial Officer)