Form 10-Q
period 2007-08-04
BELK INC
filed 2007-09-13
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 4, 2007
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
☐ Yes ☑ No
At September 4, 2007, the registrant had issued and outstanding 47,853,035 shares of class A common stock and 1,716,120 shares of class B common stock.

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

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Revenues	$879,604	$731,972	$1,784,089	$1,484,497
Cost of goods sold (including occupancy and buying expenses)	617,828	487,562	1,230,417	992,392
Selling, general and administrative expenses	236,510	192,385	490,790	400,280
Asset impairment and store closing costs	114	(116)	8,731	1,651
Gain on sale of property and equipment	763	478	1,485	928

Operating income	25,915	52,619	55,636	91,102
Interest expense, net	(14,259)	(11,350)	(28,880)	(21,239)
Gain (loss) on sale of investments	(61)	(61)	(61)	1,616

Income before income taxes	11,595	41,208	26,695	71,479
Income tax expense	4,100	14,900	9,700	25,700

Net income	$7,495	$26,308	$16,995	$45,779

Basic and diluted income per share	$0.15	$0.52	$0.34	$0.90

Weighted average shares outstanding:
Basic	49,616,895	50,359,923	49,930,223	51,118,879
Diluted	49,711,982	50,359,923	49,977,767	51,118,879
See accompanying notes to unaudited consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	August 4,	February 3,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$110,641	$171,239
Accounts receivable, net	61,080	61,434
Merchandise inventory	914,171	931,870
Prepaid income taxes, expenses and other current assets	39,020	32,926

Total current assets	1,124,912	1,197,469
Investment securities	4,754	5,317
Property and equipment, net of accumulated depreciation and amortization of $1,002,357 and $931,573 as of August 4, 2007 and February 3, 2007, respectively	1,260,810	1,280,426
Goodwill	318,417	310,126
Deferred income taxes	1,426	—
Other assets	57,779	55,277

Total assets	$2,768,098	$2,848,615

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$270,983	$309,722
Accrued liabilities	168,236	166,625
Accrued income taxes	2,074	22,686
Deferred income taxes	7,392	14,020
Current installments of long-term debt and capital lease obligations	5,113	4,594

Total current liabilities	453,798	517,647
Deferred income taxes	—	13,835
Long-term debt and capital lease obligations, excluding current installments	723,091	729,748
Interest rate swap liability	1,556	1,435
Deferred compensation and other noncurrent liabilities	283,277	259,928

Total liabilities	1,461,722	1,522,593

Stockholders’ equity:
Preferred stock	—	—
Common stock, 49.5 and 50.0 million shares issued and outstanding as of August 4, 2007 and February 3, 2007, respectively	495	500
Paid-in capital	486,766	507,127
Retained earnings	898,461	901,378
Accumulated other comprehensive loss	(79,346)	(82,983)

Total stockholders’ equity	1,306,376	1,326,022

Total liabilities and stockholders’ equity	$2,768,098	$2,848,615

See accompanying notes to unaudited consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance at February 3, 2007	$500	$507,127	$901,378	$(82,983)	$1,326,022
Comprehensive income:
Net income	—	—	16,995	—	16,995
Unrealized loss on investments, net of $210 income tax benefit	—	—	—	(353)	(353)
Unrealized gain on interest rate swaps, net of $11 income tax expense	—	—	—	18	18
Reclassification adjustment for interest rate swap dedesignation included in net income, net of $7 income tax benefit	—	—	—	(51)	(51)
Defined benefit expense, net of $2,389 income taxes	—	—	—	4,023	4,023

Total comprehensive income					20,632

Adoption of FIN 48 adjustment	—	—	185	—	185
Cash dividends	—	—	(20,097)	—	(20,097)
Issuance of stock-based compensation	—	(1,296)	—	—	(1,296)
Stock-based compensation expense	—	4,781	—	—	4,781
Common stock issued	3	372	—	—	375
Repurchase and retirement of common stock	(8)	(24,218)	—	—	(24,226)

Balance at August 4, 2007	$495	$486,766	$898,461	$(79,346)	$1,306,376

See accompanying notes to unaudited consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended
	August 4,	July 29,
	2007	2006
Cash flows from operating activities:
Net income	$16,995	$45,779
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and store closing costs	8,731	1,651
Deferred income taxes	2,912	1,511
Depreciation and amortization expense	80,936	66,036
Stock-based compensation expense	4,781	3,999
(Gain) loss on sale of property and equipment	(437)	120
Amortization of deferred gain on sale and leaseback	(1,048)	(1,048)
(Gain) loss on sale of investments	61	(1,616)
(Increase) decrease in:
Accounts receivable, net	348	(2,132)
Merchandise inventory	17,699	(14,548)
Prepaid expenses and other assets	(11,513)	(7,675)
Increase (decrease) in:
Accounts payable and accrued liabilities	(68,164)	8,328
Accrued income taxes	(20,612)	(36,092)
Deferred compensation and other liabilities	9,846	7,203

Net cash provided by operating activities	40,535	71,516

Cash flows from investing activities:
Proceeds from sales of investments	—	2,225
Purchases of property and equipment	(102,835)	(113,328)
Proceeds from sales of property and equipment	45,444	3,416

Net cash used by investing activities	(57,391)	(107,687)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	355	8,522
Principal payments on long-term debt and capital lease obligations	(2,156)	(15,195)
Stock compensation tax benefit	2,382	1,102
Dividends paid	(20,097)	(18,202)
Repurchase of common stock	(24,226)	(39,097)

Net cash used by financing activities	(43,742)	(62,870)

Net decrease in cash and cash equivalents	(60,598)	(99,041)
Cash and cash equivalents at beginning of period	171,239	308,817

Cash and cash equivalents at end of period	$110,641	$209,776

Supplemental schedule of noncash investing and financing activities:
Increase in property and equipment through accrued purchases	$35,501	$28,124
Decrease in property and equipment through adjustment of Parisian goodwill	8,704	—
Decrease in property and equipment through adjustment of Parisian capital lease obligation	4,315	—

See accompanying notes to unaudited consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 3, 2007. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three and six months ended August 4, 2007 and July 29, 2006 may not be indicative of the operating results that may be expected for the full fiscal year.
     Certain prior period amounts have been reclassified to conform with current year presentation.
Revenues
     The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes as reflected in the table below.

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
Merchandise Areas	2007	2006	2007	2006
Women’s	40%	41%	40%	40%
Cosmetics, Shoes and Accessories	28	26	29	28
Men’s	17	17	16	16
Home	9	11	9	10
Children’s	6	5	6	6

Total	100%	100%	100%	100%

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
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The Company adopted FIN 48 on February 4, 2007. Refer to Note 7 for information regarding the adoption of FIN 48.
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

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(3) Comprehensive Income
     The following table sets forth the computation of comprehensive income:

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Net income	$7,495	$26,308	$16,995	$45,779

Other comprehensive income (loss):
Unrealized (loss) gain on investments, net of $187 and $210 income tax benefit for the three and six months ended August 4, 2007, respectively and $87 income tax benefit and $130 income tax expense for the three and six months ended July 29, 2006, respectively.	(316)	(146)	(353)	219

Net change in fair value of interest rate swaps, net of $290 income tax expense and $30 income tax benefit for the three and six months ended August 4, 2007, respectively and $180 and $749 income tax expense for the three and six months ended July 29, 2006, respectively.	487	303	(51)	1,262

Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $20 and $41 income tax expense for the three and six months ended August 4, 2007, respectively and $20 and $41 income tax expense for the three and six months ended July 29, 2006, respectively.	34	34	69	69

Reclassification adjustment for interest rate swap dedesignation gain included in gain (loss) on investments, net of $7 income tax benefit for the three and six months ended August 4, 2007, respectively.	(51)	—	(51)	—

Defined benefit expense, net of $1,200 and $2,389 income taxes for the three and six months ended August 4, 2007, respectively and $1,231 and $2,462 income taxes for the three and six months ended July 29, 2006, respectively.	2,020	2,074	4,023	4,148

Other comprehensive income	2,174	2,265	3,637	5,698

Total comprehensive income	$9,669	$28,573	$20,632	$51,477

(4) Accumulated Other Comprehensive Loss
     The following table sets forth the components of accumulated other comprehensive loss:

	August 4,	February 3,
	2007	2007
	(dollars in thousands)
Unrealized gains on investments, net of $853 and $1,063 income tax expense as of August 4, 2007 and February 3, 2007, respectively.	$1,439	$1,792
Unrealized loss on interest rate swaps, net of $121 and $125 income tax benefit as of August 4, 2007 and February 3, 2007, respectively.	(204)	(171)
Defined benefit plans, net of $47,834 and $50,223 income tax benefit as of August 4, 2007 and February 3, 2007, respectively.	(80,581)	(84,604)

Accumulated other comprehensive loss	$(79,346)	$(82,983)

(5) Parisian Acquisition
     Effective October 2, 2006, the Company completed the acquisition of all of the capital stock of the corporations that operated 38 Parisian stores, the Parisian corporate headquarters, and a distribution center (“Parisian Acquisition”) from

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Saks Incorporated at a purchase price of $314.7 million. The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available. During the second quarter of fiscal year 2008, adjustments were made to the fair value of property, plant and equipment, accrued severance and retention costs, as well as deferred taxes based on information obtained during the quarter.
     Goodwill of $66.2 million resulted from excess purchase price over the fair market value of the acquired assets, net of assumed liabilities. These assumed liabilities included $28.4 million in unfavorable lease obligations that have a weighted average amortization period of 16.7 years from the date of acquisition.
     The following is a summary as of August 4, 2007 of the estimated fair values of the assets acquired and liabilities assumed, which includes transaction costs:

dollars in thousands

Accounts receivable, net	$1,176
Inventory	207,012
Other current assets	4,627
Property, plant and equipment	185,587
Goodwill	66,230
Deferred income taxes	27,353
Other assets	6,545

Total assets acquired	498,530

Current liabilities	156,431
Long-term liabilities	27,395

Total liabilities assumed	183,826

Net assets acquired	$314,704

     As of August 4, 2007, the Company has recorded $0.6 million in accrued severance and retention costs, $0.6 million in relocation costs for employees eligible for transfers and $8.2 million for lease buyout costs related to the Parisian Acquisition.
(6) Borrowings
     On July 26, 2007, the Company signed a commitment letter to enter into an agreement in which the counterparty agreed to purchase $125.0 million in senior notes. The Company’s intent is to use the proceeds to refinance the existing $125.0 million ten-year variable rate bond facility scheduled to mature in July 2008. The Company received the proceeds under the senior notes on August 31, 2007. The Company expects the early payoff of the variable rate bond facility to occur in fiscal year 2008.
     The $125.0 million notional swap for fiscal years 2004 through 2009 had previously been designated as a cash flow hedge against variability in future interest payments on the $125.0 million ten-year variable rate bond facility. However, on July 26, 2007 the $125.0 million notional swap was de-designated in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” due to the Company’s intent to refinance the underlying debt.
(7) Income Taxes
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

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
     Belk and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for tax years through 2002. All material state and local income tax matters have been concluded for tax years through 2002. Federal income tax returns for tax years 2003 and 2004 were under examination. In connection with the Internal Revenue Service (“IRS”) examination of the Company’s 2003 and 2004 income tax returns, the IRS proposed adjustments to the Company’s gain on sale of business property and sale leaseback of leasehold improvements tax positions. On June 29, 2007, the Company reached an agreement with the IRS and paid $6.7 million to settle the audited years. Overall, the settlement decreased the Company’s gross unrecognized tax benefit by $7.8 million, of which $0.6 million was recorded as a decrease to interest expense, $0.5 million as a reduction to deferred tax assets and $6.7 million as a reduction to cash. The Company anticipates that an additional payment of $2.4 million, which relates to the effect of the settlement on tax year 2006 for federal and tax years 2003, 2004 and 2006 for state tax purposes, will be made by the end of fiscal year 2008 as a result of the settlement. The Company anticipates that this additional payment will not have any impact on its effective tax rate for fiscal year 2008.
     The State of North Carolina is currently examining tax years 2002 through 2004. The Company has extended the statute of limitations through January 15, 2008 for the years ended 2002 and 2003 in conjunction with the North Carolina audit.
(8) Asset Impairment and Store Closing Costs
     During the six months ended August 4, 2007, the Company recorded a $6.7 million impairment charge to adjust a store’s net book value to fair market value. This determination was based primarily on the likelihood that the store would be sold and that the cash flows resulting from the store’s operations plus disposition would not be sufficient to recover the store’s carrying value. The Company also recorded a $1.8 million impairment charge for a software development project that was abandoned and a $0.2 million charge related to the closure of a division office and two other store locations.
(9) Sale of Property
     Effective April 27, 2007, the Company sold a portion of its headquarters building located in Charlotte, NC for $23.3 million. The Company also entered into a lease arrangement with the purchaser of the property to lease the property for a term of 13 years, 8 months. The fiscal year 2008 sale and leaseback transaction resulted in a gain on the sale of the property of $7.3 million, which has been deferred and will be recognized ratably over the 13.7-year lease term.
     During the six months ended August 4, 2007, the Company sold five former Parisian stores for net proceeds of $18.5 million.
(10) Pension and Postretirement Benefits
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

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	August 4,	July 29,	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006	2007	2006
			(dollars in thousands)
Service cost	$877	$896	$46	$33	$42	$40
Interest cost	5,783	5,386	177	164	418	400
Expected return on plan assets	(5,798)	(5,981)	—	—	—	—
Amortization of transition obligation	—	—	—	—	65	65
Amortization of prior service cost	124	144	—	—	—	—
Amortization of the net (gain) loss	2,927	3,004	49	10	41	(18)

Net periodic benefit expense	$3,913	$3,449	$272	$207	$566	$487

	Six Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	August 4,	July 29,	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006	2007	2006
			(dollars in thousands)
Service cost	$1,754	$1,792	$92	$66	$84	$80
Interest cost	11,566	10,772	354	328	836	800
Expected return on plan assets	(11,596)	(11,962)	—	—	—	—
Amortization of transition obligation	—	—	—	—	130	130
Amortization of prior service cost	248	288	—	—	—	—
Amortization of the net (gain) loss	5,854	6,008	98	20	82	(36)

Net periodic benefit expense	$7,826	$6,898	$544	$414	$1,132	$974

     There were no additional contributions to the pension plan during the six months ended August 4, 2007 or July 29, 2006. The Company is not required to make a contribution to its defined benefit pension plan during fiscal year 2008, but may elect to make a discretionary contribution in the future. The Company expects to pay benefits of $2.8 million and $1.2 million to its postretirement plan and Old SERP participants, respectively, in fiscal year 2008.
(11) Earnings per Share
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the impact of contingently issuable stock-based compensation awards with performance vesting conditions as being outstanding at the beginning of the period in which all vesting conditions are met. The reconciliations of basic and diluted shares for the three and six months ended August 4, 2007 were:

	Three Months Ended	Six Months Ended
	August 4,	August 4,
	2007	2007
Basic Shares	49,616,895	49,930,223
Dilutive contingently-issuable non-vested share awards	95,087	47,544

Diluted Shares	49,711,982	49,977,767

(12) Repurchase of Common Stock
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
     Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned department store business in the United States, with total revenues of $3.68 billion for the fiscal year ended February 3, 2007. The Company and its predecessors have been successfully operating stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.
     The following discussion, which presents the results of the Company, should be read in conjunction with the Company’s consolidated financial statements as of February 3, 2007, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.
     The Company’s total revenues increased 20.2% in the second quarter of fiscal year 2008 to $879.6 million. Comparable store sales increased 2.2%. Operating income decreased 50.7% to $25.9 million in the second quarter of fiscal year 2008. Net income decreased 71.5% to $7.5 million or $0.15 per basic and diluted share. The decrease in net income was due primarily to increased markdowns related to higher levels of clearance merchandise principally related to the Parisian transition, acquisition integration costs and higher interest expense resulting from the Company’s fiscal year 2007 acquisitions, as well as a downturn in customer spending.
     The Company’s total revenues increased 20.2% in the first six months of fiscal year 2008 to $1,784.1 million. Comparable store sales increased 2.5%. Operating income decreased 38.9% to $55.6 million in the first six months of fiscal year 2008. Net income decreased 62.9% to $17.0 million or $0.34 per basic and diluted share. The decrease in net income was due primarily to increased markdowns related to higher levels of clearance merchandise principally related to the Parisian transition, acquisition integration costs and higher interest expense resulting from the Company’s fiscal year 2007 acquisitions, as well as asset impairment and store closing costs and a downturn in customer spending.
     The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2008” refer to the fiscal year that will end February 2, 2008 and all references to “fiscal year 2007” refer to the fiscal year ended February 3, 2007.
     As of August 4, 2007, the Company operated 304 retail department stores in 16 states primarily in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.
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

Parisian Acquisition
     Effective October 2, 2006, the Company completed the acquisition of all of the capital stock of the corporations that operated 38 Parisian stores, the Parisian corporate headquarters, and a distribution center (“Parisian Acquisition”) from Saks Incorporated for a purchase price of $314.7 million. The primary reason for the purchase was to support the Company’s strategic expansion objectives and to better position the Company in strategic markets, including Alabama and Georgia. The results of the acquired operations have been included in the unaudited consolidated financial statements from the date of acquisition. Parisian department stores are located in nine states throughout the Southeast and Midwest.
     Effective October 30, 2006, Belk sold certain assets and lease rights related to four of the Parisian stores for $25.7 million. A fifth store, which is a new Parisian store scheduled to open in Clinton Township, Michigan in fall 2007, was also included in the sale agreement.
Migerobe, Inc. Acquisition
     Effective July 30, 2006, the Company completed the acquisition of the assets of Migerobe, Inc. (“Migerobe”), a company that leased fine jewelry departments in 35 Belk stores, for a purchase price of $19.1 million. The results of the Migerobe operations have been included in the unaudited consolidated financial statements from the date of acquisition.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s unaudited condensed consolidated statements of income, as well as a period comparison of changes in comparable store net revenue.

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (including occupancy and buying expenses)	70.2	66.6	69.0	66.9
Selling, general and administrative expenses	26.9	26.3	27.5	27.0
Asset impairment and store closing costs	—	—	0.5	0.1
Gain on sale of property and equipment	0.1	0.1	0.1	0.1
Operating income	2.9	7.2	3.1	6.1
Interest expense, net	1.6	1.6	1.6	1.4
Gain (loss) on sale of investments	—	—	—	0.1
Income before income taxes	1.3	5.6	1.5	4.8
Income tax expense	0.5	2.0	0.5	1.7
Net income	0.9	3.6	1.0	3.1

Comparable store net revenue increase	2.2	4.0	2.5	3.7
Revenues
     The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes as reflected in the table below.

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
Merchandise Areas	2007	2006	2007	2006
Women’s	40%	41%	40%	40%
Cosmetics, Shoes and Accessories	28	26	29	28
Men’s	17	17	16	16
Home	9	11	9	10
Children’s	6	5	6	6

Total	100%	100%	100%	100%

Comparison of the Three and Six Months Ended August 4, 2007 and July 29, 2006
     Revenues. The Company’s revenues for the three months ended August 4, 2007 increased 20.2%, or $147.6 million, to $879.6 million from $732.0 million over the same period in fiscal year 2007. The increase is primarily attributable to an increase in revenues due to the Parisian Acquisition of $117.6 million, revenues from other new stores of $18.0 million and a $15.2 million, or 2.2%, increase in revenues from comparable stores. Top performing merchandise areas during the period included shoes, women’s apparel, children’s and accessories.
     The Company’s revenues for the six months ended August 4, 2007 increased 20.2%, or $299.6 million, to $1,784.1 million from $1,484.5 million over the same period in fiscal year 2007. The increase is primarily attributable to an increase in revenues due to the Parisian Acquisition of $241.1 million, revenues from other new stores of $35.4 million and a $35.2 million, or 2.5%, increase in revenues from comparable stores. Top performing merchandise areas during the period included shoes, women’s apparel, children’s and accessories.
     Cost of goods sold. Cost of goods sold was $617.8 million, or 70.2% of revenues, for the three months ended August 4, 2007 compared to $487.6 million, or 66.6% of revenues, for the same period in fiscal year 2007. The increase in cost of goods sold as a percentage of revenues for the three months ended August 4, 2007 is primarily attributable to increased markdowns due to higher levels of clearance merchandise principally related to the Parisian transition and to manage inventories in line with our comparable store sales trend reflecting a downturn in customer spending. In addition, there was an increase in occupancy costs as a percentage of revenues due to higher occupancy costs in the acquired store locations.
     Cost of goods sold was $1,230.4 million, or 69.0% of revenues, for the six months ended August 4, 2007 compared to $992.4 million, or 66.9% of revenues, for the same period in fiscal year 2007. The increase in cost of goods sold as a percentage of revenues for the six months ended August 4, 2007 is primarily attributable to increased markdowns due to higher levels of clearance merchandise principally related to the Parisian transition and to manage inventories in line with our comparable store sales trend reflecting a downturn in customer spending. In addition, there was an increase in occupancy costs as a percentage of revenues due to higher occupancy costs in the acquired store locations and an increase in distribution center expense as a percentage of revenues due to start-up costs associated with the new distribution center opened during fiscal year 2007.
     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $236.5 million, or 26.9% of revenues for the three months ended August 4, 2007, compared to $192.4 million, or 26.3% of revenues, for the same period in fiscal year 2007. The increase in SG&A expenses of $44.1 million was primarily due to the increase in selling costs as a result of the increase in revenues as described above. The increase in SG&A expenses as a percentage of revenues was primarily due to the following:
•	The Company’s integration of the acquired fine jewelry business has resulted in an incremental increase in SG&A expenses as a percentage of revenues of 0.22%.

•	Acquisition-related expenses increased as a percentage of revenues by 0.20%, or $1.8 million, due to the fiscal year 2007 Parisian Acquisition integration.

•
Net advertising expense increased as a percentage of revenues by 0.31%, or $6.7 million, primarily due to increased costs associated with Parisian separate advertising, advertising for private brands and owned fine jewelry business.

•
Net credit income increased as a percentage of revenues by 0.11%, or $3.5 million, due to a 30.3% overall increase in Belk charge card sales volume, driven by the Parisian Acquisition along with 3.4% increased credit penetration.

     SG&A expenses were $490.8 million, or 27.5% of revenues for the six months ended August 4, 2007, compared to $400.3 million, or 27.0% of revenues, for the same period in fiscal year 2007. The increase in SG&A expenses of $90.5 million was primarily due to the increase in selling costs as a result of the increase in revenues as described above. The increase in SG&A expenses as a percentage of revenues was primarily due to the following:
•	The Company’s integration of the acquired fine jewelry business has resulted in an incremental increase in SG&A expenses as a percentage of revenues of 0.21%.

•	Acquisition-related expenses increased as a percentage of revenues by 0.64%, or $11.5 million, due to the fiscal year 2007 Parisian Acquisition integration.

•	Employee benefits decreased as a percentage of revenues by 0.25%, or $4.6 million, primarily driven by favorable medical claims experience.

•
Net credit income increased as a percentage of revenues by 0.12%, or $7.2 million, due to a 30.7% overall increase in Belk charge card sales volume, driven by the Parisian Acquisition along with 3.0% increased credit penetration.

     Asset Impairment and Store Closing Costs. During the six months ended August 4, 2007, the Company recorded a $6.7 million impairment charge to adjust a retail location’s net book value to fair market value, a $1.8 million asset impairment charge for assets related to a software development project that was abandoned and a $0.2 million charge related to the closure of a division office and two other store locations. During the six months ended July 29, 2006, the Company recorded a $0.4 million charge for costs associated with the demolition of a portion of its corporate office building and a $1.3 million charge for real estate holding costs.
     Interest Expense, net. Interest expense, net increased $2.9 million, or 25.6%, from $11.4 million during the three months ended July 29, 2006 to $14.3 million for the three months ended August 4, 2007. The increase was primarily due to higher debt levels associated with the Parisian Acquisition in October 2006.
     Interest expense, net increased $7.6 million, or 36.0%, from $21.2 million during the six months ended July 29, 2006 to $28.9 million for the six months ended August 4, 2007. The increase was primarily due to higher debt levels associated with the Parisian Acquisition in October 2006.
     Gain (loss) on sale of investments. Gain on sale of investments was $1.6 million for the six months ended July 29, 2006. The gain was primarily due to $1.1 million of gains on interest rate swaps and a $0.4 million gain on sale of the Company’s interest in a partnership that owns a distribution center facility.
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
     On July 26, 2007, the Company signed a commitment letter to enter into an agreement in which the counterparty agreed to purchase $125.0 million in senior notes. The Company’s intent is to use the proceeds to refinance the existing $125.0 million ten-year variable rate bond facility scheduled to mature in July 2008. The Company received the proceeds under the senior notes on August 31, 2007. The Company expects the early payoff of the variable rate bond facility to occur in fiscal year 2008.
     The debt facilities place certain restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock and guarantees, and require maintenance of minimum financial ratios. As of August 4, 2007, the Company was in compliance with all covenants and does not anticipate that complying with the covenants will affect the Company’s liquidity in fiscal year 2008.
     During fiscal year 2007, the Company amended its $580.0 million credit facility, increasing total available borrowings to $750.0 million. Up until October 2009, under certain circumstances the credit facility may be increased to $850.0 million at the Company’s request. The credit facility allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based on certain Company financial ratios and currently stands at LIBOR plus 62.5 basis points or prime. The credit facility contains restrictive covenants and financial covenants including leverage and fixed charge coverage ratios. The Company had $142.8 million of standby letters of credit and a $350.0 million term loan outstanding under the credit facility at August 4, 2007.
     During fiscal year 2006, the Company entered into the $21.0 million, 20-year variable rate state bond facility in connection with construction of a distribution center in Mississippi. The proceeds from the debt issuance are held in a trust account until the Company disburses funds for the construction of the distribution center. At the end of the second quarter of fiscal year 2008, the Company had expended and received from the trust $18.1 million for acquisition and construction costs.
     Because interest rates on certain debt agreements have variable interest rates, the Company has entered into interest rate swap agreements with a financial institution to manage the exposure to changes in interest rates. Currently, the Company has two interest rate swaps. The $125.0 million notional swap for fiscal years 2004 through 2009 had previously been designated as a cash flow hedge against variability in future interest payments on the $125.0 million ten-year variable rate bond facility. On July 26, 2007, the $125.0 million notional swap was de-designated in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” due to the Company’s intent to refinance the underlying debt. The $80.0 million notional swap for fiscal years 2007 through 2013 has also been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million Series C senior notes.
     Net cash provided by operating activities was $40.5 million for the six months ended August 4, 2007 compared to $71.5 million for the same period in fiscal year 2007. In addition to the decrease in net income, the decrease in cash provided by operating activities for fiscal year 2008 was principally due to cash disbursements required under the transition services agreement and employee severance, bonus and relocation amounts for the Parisian Acquisition.
     Net cash used by investing activities decreased $50.3 million to $57.4 million for the six months ended August 4, 2007 from $107.7 million for the same period in fiscal year 2007. The change primarily resulted from a decrease in purchases of property and equipment of $10.5 million and an increase in proceeds from sales of property and equipment of $42.0 million driven by the disposal of certain Parisian stores and the sale-leaseback of a portion of the Company’s headquarters building during the first six months of fiscal year 2008.
     Net cash used by financing activities was $43.7 million for the six months ended August 4, 2007 compared to $62.9 million for the same period in fiscal year 2007. The decrease in cash used was primarily driven by a reduction in common stock repurchased from $39.1 million in fiscal year 2007 to $24.2 million in fiscal year 2008. In addition, principal payments on long-term debt and capital lease obligations decreased $13.0 million driven by the May 2006 payoff of the sale/leaseback debt facility. These decreases were offset partially by an $8.2 million decrease in proceeds received from the $21.0 million, 20-year variable rate bond facility in connection with construction of a distribution center in Mississippi.
     Management of the Company believes that cash flows from operations, existing credit facilities and additional liquidity resources will be sufficient to cover working capital needs, stock repurchases, capital expenditures, debt service requirements and funding of acquisitions for at least the next twelve months.
Contractual Obligations and Commercial Commitments
     A table representing the scheduled maturities of the Company’s contractual obligations and commercial commitments as of February 3, 2007 was included under the heading “Contractual Obligations and Commercial Commitments” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007. There have been no material changes from the information included in the Form 10-K, however, the Company anticipates that it is reasonably possible that an additional payment related to income tax reserves of $2.4 million will be made by the end of fiscal year 2008.
Off-Balance Sheet Arrangements
     The Company has not provided any financial guarantees as of August 4, 2007. The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from changes in interest rates on its variable rate debt. The Company uses interest rate swaps to manage the interest rate risk associated with its borrowings and to manage the Company’s allocation of fixed and variable rate debt. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged derivative instruments. The Company’s net exposure to interest rate risk is based on the difference between the outstanding variable rate debt and the notional amount of its designated interest rate swaps. At August 4, 2007 the Company had $576.0 million of variable rate debt and $205.0 million of offsetting, receive variable rate, pay fixed rate swaps. The impact on the Company’s annual interest expense of a one-percent change in interest rates would be approximately $5.0 million.
     During the second quarter of fiscal year 2008, the Company de-designated a $125.0 million interest, which was previously accounted for as a cash flow hedge, in connection with the Company’s plan to refinance the $125.0 million underlying variable rate bond.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about purchases of our equity securities during the second quarter of fiscal year 2008.
ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number of	Approximate Dollar
				Shares Purchased	Value of Shares
				as Part of	that May Yet Be
	Total Number of		Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased		per Share	Plans or Programs	Plans or Programs
May 6 – June 2, 2007	781,484	(1)	$31.00	781,484	—
June 3 – July 7, 2007	—		—	—	—
July 8 – August 4, 2007	—		—	—	—

Total	781,484		$31.00	781,484	—

(1)
On April 4, 2007, the Board of Directors approved the repurchase of up to 800,000 shares of the Company’s Class A common stock and 800,000 shares of the Company’s Class B common stock at a price of $31.00 per share. The Company repurchased 472,843 Class A shares and 308,641 Class B shares pursuant to the self-tender offer which commenced on April 25, 2007 and was completed on May 23, 2007.

Item 3. Defaults Upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of stockholders was held on May 30, 2007. The only matter submitted to a vote of the stockholders was the election of directors. At the meeting, in person or by proxy, there were stockholders holding an aggregate of 50,243,552 shares of common stock. There were no broker non-votes with respect to any proposal.
          John R. Belk, John A. Kuhne and Elizabeth Valk Long were elected as directors for terms expiring in 2010.

Term Expiring 2010	Votes For	Votes Withheld
John R. Belk	471,867,238	2,366
John A. Kuhne	471,828,008	41,596
Elizabeth Valk Long	471,867,238	2,366

          Thomas M. Belk, Jr., J. Kirk Glenn, Jr. and John L. Townsend continue to serve as directors for terms expiring in 2008. H.W. McKay Belk, Thomas C. Nelson and John R. Thompson continue to serve as directors for terms expiring in 2009.
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

BELK, INC.
Dated: September 13, 2007	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley
Brian T. Marley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)