Form 10-Q
period 2007-11-03
BELK INC
filed 2007-12-13
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 3, 2007

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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
At December 3, 2007, the registrant had issued and outstanding 47,840,708 shares of class A common stock and 1,728,447 shares of class B common stock.

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

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Revenues	$808,338	$794,277	$2,592,427	$2,278,774
Cost of goods sold (including occupancy and buying expenses)	571,559	535,305	1,801,976	1,527,697
Selling, general and administrative expenses	233,661	223,086	724,450	623,366
Asset impairment and store closing costs	2,480	706	11,211	2,357
Gain on sale of property and equipment	2,159	8,759	3,644	9,686

Operating income	2,797	43,939	58,434	135,040
Interest expense, net	(14,975)	(11,826)	(43,855)	(33,065)
Gain (loss) on sale of investments	(299)	3,343	(360)	4,959

Income (loss) before income taxes	(12,477)	35,456	14,219	106,934
Income tax expense (benefit)	(5,552)	12,400	4,148	38,100

Net income (loss)	$(6,925)	$23,056	$10,071	$68,834

Basic and diluted net income (loss) per share	$(0.14)	$0.46	$0.20	$1.36

Weighted average shares outstanding:
Basic	49,569,155	50,028,415	49,809,867	50,756,338
Diluted	49,569,155	50,028,415	49,841,563	50,756,338
See accompanying notes to unaudited consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	November 3,	February 3,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$28,851	$171,239
Accounts receivable, net	48,456	61,434
Merchandise inventory	1,242,311	931,870
Prepaid income taxes, expenses and other current assets	31,760	32,926

Total current assets	1,351,378	1,197,469
Investment securities	4,714	5,317
Property and equipment, net of accumulated depreciation and amortization of $1,023,272 and $931,573 as of November 3, 2007 and February 3, 2007, respectively	1,260,723	1,280,426
Goodwill	326,346	310,126
Other assets	58,399	55,277

Total assets	$3,001,560	$2,848,615

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$474,416	$309,722
Accrued liabilities	186,271	166,625
Accrued income taxes	2,601	22,686
Deferred income taxes	1,058	14,020
Line of credit	33,695	—
Current installments of long-term debt and capital lease obligations	4,551	4,594

Total current liabilities	702,592	517,647
Deferred income taxes	171	13,835
Long-term debt and capital lease obligations, excluding current installments	718,697	729,748
Interest rate swap liability	3,700	1,435
Deferred compensation and other noncurrent liabilities	283,783	259,928

Total liabilities	1,708,943	1,522,593

Stockholders’ equity:
Preferred stock	—	—
Common stock, 49.6 and 50.0 million shares issued and outstanding as of November 3, 2007 and February 3, 2007, respectively	496	500
Paid-in capital	479,101	507,127
Retained earnings	891,537	901,378
Accumulated other comprehensive loss	(78,517)	(82,983)

Total stockholders’ equity	1,292,617	1,326,022

Total liabilities and stockholders’ equity	$3,001,560	$2,848,615

See accompanying notes to unaudited consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance at February 3, 2007	$500	$507,127	$901,378	$(82,983)	$1,326,022
Comprehensive income:
Net income	—	—	10,071	—	10,071
Unrealized loss on investments, net of $225 income tax benefit	—	—	—	(378)	(378)
Unrealized loss on interest rate swaps, net of $676 income tax benefit	—	—	—	(1,140)	(1,140)
Reclassification adjustment for interest rate swap dedesignation included in net income, net of $7 income tax benefit	—	—	—	(51)	(51)
Defined benefit expense, net of $3,583 income taxes	—	—	—	6,035	6,035

Total comprehensive income					14,537

Adoption of FIN 48 adjustment	—	—	185	—	185
Cash dividends	—	—	(20,097)	—	(20,097)
Issuance of stock-based compensation	—	(2,322)	—	—	(2,322)
Stock-based compensation expense	—	(1,858)	—	—	(1,858)
Common stock issued	4	372	—	—	376
Repurchase and retirement of common stock	(8)	(24,218)	—	—	(24,226)

Balance at November 3, 2007	$496	$479,101	$891,537	$(78,517)	$1,292,617

See accompanying notes to unaudited consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended
	November 3,	October 28,
	2007	2006
Cash flows from operating activities:
Net income	$10,071	$68,834
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Asset impairment and store closing costs	11,211	2,357
Deferred income tax (benefit) expense	(2,161)	6,052
Depreciation and amortization expense	119,011	100,787
Stock-based compensation expense	(1,858)	5,569
Gain on sale of property and equipment	(2,072)	(8,114)
Amortization of deferred gain on sale and leaseback	(1,572)	(1,572)
(Gain) loss on sale of investments	360	(4,959)
(Increase) decrease in:
Accounts receivable, net	12,854	5,353
Merchandise inventory	(310,441)	(333,339)
Prepaid expenses and other assets	(9,369)	(12,582)
Increase (decrease) in:
Accounts payable and accrued liabilities	162,999	240,028
Accrued income taxes	(20,085)	(36,092)
Deferred compensation and other liabilities	16,912	13,566

Net cash (used) provided by operating activities	(14,140)	45,888

Cash flows from investing activities:
Acquisition of Parisian, net of cash acquired	—	(313,144)
Acquisition of Migerobe	—	(16,739)
Proceeds from sales of investments	—	6,308
Purchases of property and equipment	(168,363)	(157,604)
Proceeds from sales of property and equipment	56,603	11,812

Net cash used by investing activities	(111,760)	(469,367)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	125,355	160,022
Principal payments on long-term debt and capital lease obligations	(128,893)	(15,981)
Proceeds from line of credit	33,695	50,000
Cash paid for withholding taxes in lieu of shares issued under stock-based compensation plans	(5,260)	(2,752)
Stock compensation tax benefit	2,938	1,182
Dividends paid	(20,097)	(18,201)
Repurchase and retirement of common stock	(24,226)	(39,097)

Net cash (used) provided by financing activities	(16,488)	135,173

Net decrease in cash and cash equivalents	(142,388)	(288,306)
Cash and cash equivalents at beginning of period	171,239	308,817

Cash and cash equivalents at end of period	$28,851	$20,511

Supplemental schedule of noncash investing and financing activities:
Increase in property and equipment through accrued purchases	$13,428	$1,688
Decrease in property and equipment through adjustment of Parisian goodwill	14,969	—
Decrease in property and equipment through adjustment of Parisian capital lease obligation	4,315	—
Decrease in long-term debt through other current assets	3,220	—
Increase in property and equipment through assumption of capital leases	—	5,483
See accompanying notes to unaudited consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 3, 2007. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three and nine months ended November 3, 2007 and October 28, 2006 may not be indicative of the operating results that may be expected for the full fiscal year.
     Certain prior period amounts have been reclassified to conform with current year presentation.
Revenues
     The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes for the periods as reflected in the table below.

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
Merchandise Areas	2007	2006	2007	2006
Women’s	38%	39%	39%	40%
Cosmetics, Shoes and Accessories	31	30	30	28
Men’s	15	15	15	16
Home	9	9	9	10
Children’s	7	7	7	6

Total	100%	100%	100%	100%

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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115,” which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective for the first fiscal year beginning after November 15, 2007. The Company is currently in the process of evaluating the impact of SFAS No. 159.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(3) Comprehensive Income (Loss)
     The following table sets forth the computation of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)

Net income (loss)	$(6,925)	$23,056	$10,071	$68,834

Other comprehensive income (loss):
Unrealized (loss) gain on investments, net of $15 and $225 income tax benefit for the three and nine months ended November 3, 2007, respectively and $73 and $203 income tax expense for the three and nine months ended October 28, 2006, respectively.	(25)	122	(378)	342
Net change in fair value of interest rate swaps, net of $687 and $717 income tax benefit for the three and nine months ended November 3, 2007, respectively and $228 income tax benefit and $521 income tax expense for the three and nine months ended October 28, 2006, respectively.	(1,158)	(385)	(1,209)	878
Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $41 income tax expense for the nine months ended November 3, 2007 and $20 and $61 income tax expense for the three and nine months ended October 28, 2006, respectively.	—	34	69	103
Reclassification adjustment for interest rate swap dedesignation gain included in gain (loss) on investments, net of $7 income tax benefit for the nine months ended November 3, 2007.	—	—	(51)	—
Defined benefit expense, net of $1,194 and $3,583 income taxes for the three and nine months ended November 3, 2007, respectively and $1,231 and $3,693 income taxes for the three and nine months ended October 28, 2006, respectively.	2,012	2,074	6,035	6,222

Other comprehensive income	829	1,845	4,466	7,545

Total comprehensive income (loss)	$(6,096)	$24,901	$14,537	$76,379

(4) Accumulated Other Comprehensive Loss
     The following table sets forth the components of accumulated other comprehensive loss:

	November 3,	February 3,
	2007	2007
	(dollars in thousands)
Unrealized gains on investments, net of $838 and $1,063 income tax expense as of November 3, 2007 and February 3, 2007, respectively.	$1,414	$1,792
Unrealized loss on interest rate swaps, net of $808 and $125 income tax benefit as of November 3, 2007 and February 3, 2007, respectively.	(1,362)	(171)
Defined benefit plans, net of $46,640 and $50,223 income tax benefit as of November 3, 2007 and February 3, 2007, respectively.	(78,569)	(84,604)

Accumulated other comprehensive loss	$(78,517)	$(82,983)

(5) Parisian Acquisition
     Effective October 2, 2006, the Company completed the acquisition of all of the capital stock of the corporations that operated 38 Parisian stores, the Parisian corporate headquarters, and a distribution center (“Parisian Acquisition”) from Saks Incorporated at a purchase price of $314.7 million. During fiscal year 2008, adjustments were made primarily to the fair value of property and equipment, accrued severance and retention costs, lease termination costs and deferred taxes based on information obtained throughout fiscal year 2008.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     Goodwill of $74.2 million resulted from excess purchase price over the fair market value of the acquired assets, net of assumed liabilities. These assumed liabilities included $25.4 million in unfavorable lease obligations that have a weighted average amortization period of 17.0 years from the date of acquisition.
     The following is a summary as of November 3, 2007 of the estimated fair values of the assets acquired and liabilities assumed, which includes transaction costs:

dollars in thousands

Accounts receivable, net	$1,058
Inventory	207,012
Other current assets	4,499
Property and equipment	179,322
Goodwill	74,159
Deferred income taxes	26,144
Other assets	6,545

Total assets acquired	498,739

Current liabilities	160,506
Long-term liabilities	23,529

Total liabilities assumed	184,035

Net assets acquired	$314,704

     As of November 3, 2007, the Company has recorded $0.4 million in relocation costs for employees eligible for transfers and $8.8 million for lease termination costs related to the Parisian Acquisition.
(6) Borrowings
     Long-term debt, principally due to banks, and capital lease obligations consist of the following:

	November 3,	February 3,
	2007	2007
	(dollars in thousands)

Bond facility	$—	$125,000
Credit facility term loan	350,000	350,000
Senior notes	325,000	200,000
Capital lease agreements through August 2020	30,468	38,342
State bond facility	17,780	21,000

	723,248	734,342
Less current installments	(4,551)	(4,594)

Long-term debt and capital lease obligations, excluding current installments	$718,697	$729,748

     As of November 3, 2007, the annual maturities of long-term debt and capital lease obligations over the next five years are $4.6 million, $4.3 million, $3.4 million, $353.0 million, and $3.2 million, respectively.
     Under its credit facility, the Company may borrow up to $750.0 million. Up until October 2009, under certain circumstances the credit facility may be increased to $850.0 million at the Company’s request. The credit facility allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and as of November 3, 2007 stands at LIBOR plus 62.5 basis points or prime. The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company had $12.5 million of standby letters of credit, a $350.0 million term loan and $33.7 million in seasonal borrowings outstanding under the credit facility at November 3, 2007. As of November 3, 2007, availability under the credit facility was $353.8 million.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     On August 31, 2007, the Company entered into a $125.0 million ten-year fixed rate senior note agreement due August 31, 2017 to refinance the $125.0 million ten-year variable rate bond due July 2008, which was prepaid in full on November 1, 2007.
     Because interest rates on certain debt agreements have variable interest rates, the Company has entered into interest rate swap agreements with a financial institution to manage the exposure to changes in interest rates. Currently, the Company has two interest rate swaps. The $125.0 million notional swap for fiscal years 2004 through 2009 had previously been designated as a cash flow hedge against variability in future interest payments on the $125.0 million variable rate bond facility. On July 26, 2007, the $125.0 million notional swap was de-designated in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” due to the Company’s decision to prepay the underlying debt. The swap is currently being marked to market until termination. The $80.0 million notional swap for fiscal years 2007 through 2013 has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million Series C senior notes.
     The debt facilities place certain restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock and guarantees, and require maintenance of minimum financial ratios. As of November 3, 2007, the Company was in compliance with all covenants and does not anticipate that complying with the covenants will impact the Company’s liquidity in fiscal year 2008.
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
     Belk and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for tax years through 2002. All material state and local income tax matters have been concluded for tax years through 2002. Federal income tax returns for tax years 2003 and 2004 were under examination. In connection with the Internal Revenue Service (“IRS”) examination of the Company’s 2003 and 2004 income tax returns, the IRS proposed adjustments to the Company’s gain on sale of business property and sale leaseback of leasehold improvements tax positions. On June 29, 2007, the Company reached an agreement with the IRS and paid $6.7 million to settle the audited years. Overall, the settlement decreased the Company’s gross unrecognized tax benefit by $7.8 million, of which $0.6 million was recorded as a decrease to interest expense, $0.5 million as a reduction to deferred tax assets and $6.7 million as a reduction to cash during the second quarter of fiscal year 2008. The Company anticipates that an additional payment of $0.8 million, which relates to the effect of the settlement on tax years 2003 and 2004 for state tax purposes, will be made by the end of fiscal year 2008. The Company anticipates that this additional payment will not have any impact on its effective tax rate for fiscal year 2008. The IRS has indicated that it will examine the Company’s 2005 tax year return. The Company anticipates that this audit will commence within the next 12 months.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The State of North Carolina is currently examining tax years 2002 through 2004. The Company has extended the statute of limitations through July 15, 2008 for tax years ended 2002 and 2003 in conjunction with the North Carolina audit.
(8) Asset Impairment and Store Closing Costs
     During the three months ended November 3, 2007, the Company recorded a $1.2 million impairment charge to adjust a retail location’s net book value to fair market value and a $1.3 million charge for real estate holding costs and other store closing costs. During the three months ended October 28, 2006, the Company recorded a $0.7 million charge for real estate holding costs.
     During the nine months ended November 3, 2007, the Company recorded $7.9 million in impairment charges to adjust two retail locations’ net book values to fair market value, a $1.8 million asset impairment charge for assets related to a software development project that was abandoned and a $1.5 million charge for real estate holding costs and other store closing costs. The Company determines fair value primarily based on the present value of future cash flows of the location. During the nine months ended October 28, 2006, the Company recorded a $0.4 million charge for costs associated with the demolition of a portion of its corporate office building and a $2.0 million charge for real estate holding costs.
(9) Sale of Property
     Effective April 27, 2007, the Company sold a portion of its headquarters building located in Charlotte, NC for $23.3 million. The Company also entered into a lease arrangement with the purchaser of the property to lease the property for a term of 13 years, 8 months. The fiscal year 2008 sale and leaseback transaction resulted in a gain on the sale of the property of $7.3 million, which has been deferred and will be recognized ratably over the lease term.
     During the nine months ended November 3, 2007, the Company sold five former Parisian stores for net proceeds of $18.5 million and one former Proffitt’s and McRae’s store for net proceeds of $10.0 million.
(10) Pension and Postretirement Benefits
     The Company has a defined benefit pension plan covering a portion of its employees. The benefits are based on years of service and the employee’s compensation. The Company also has a non-qualified defined benefit Supplemental Executive Retirement Plan (“Old SERP”), which provides retirement and death benefits to certain qualified executives and a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain retired full-time employees.
     The components of net periodic benefit expense for these plans are as follows:

			Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	November 3,	October 28,	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006	2007	2006
	(dollars in thousands)
Service cost	$877	$896	$46	$33	$42	$40
Interest cost	5,783	5,386	177	164	418	400
Expected return on plan assets	(5,798)	(5,981)	—	—	—	—
Amortization of transition obligation	—	—	—	—	65	65
Amortization of prior service cost	124	144	—	—	—	—
Amortization of the net (gain) loss	2,927	3,004	49	10	41	(18)

Net periodic benefit expense	$3,913	$3,449	$272	$207	$566	$487

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

			Nine Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	November 3,	October 28,	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006	2007	2006
	(dollars in thousands)
Service cost	$2,631	$2,688	$138	$99	$126	$120
Interest cost	17,349	16,158	531	492	1,254	1,200
Expected return on plan assets	(17,394)	(17,943)	—	—	—	—
Amortization of transition obligation	—	—	—	—	195	195
Amortization of prior service cost	372	432	—	—	—	—
Amortization of the net (gain) loss	8,781	9,012	147	30	123	(54)

Net periodic benefit expense	$11,739	$10,347	$816	$621	$1,698	$1,461

     There were no additional contributions to the pension plan during the nine months ended November 3, 2007 or October 28, 2006. The Company is not required to make a contribution to its defined benefit pension plan during fiscal year 2008, but may elect to make a discretionary contribution in the future. The Company expects to pay benefits of $2.8 million and $1.4 million to its postretirement plan and Old SERP participants, respectively, in fiscal year 2008.
(11) Earnings per Share
     Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the effect of contingently issuable stock-based compensation awards with performance vesting conditions as being outstanding at the beginning of the period in which all vesting conditions are met. The reconciliation of basic and diluted shares for the nine months ended November 3, 2007 was:

Nine Months Ended
November 3,
2007

Basic Shares	49,809,867
Dilutive contingently-issuable non-vested share awards	31,696

Diluted Shares	49,841,563

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
     The Company’s total revenues increased 1.8% in the third quarter of fiscal year 2008 to $808.3 million. Comparable store sales decreased 4.4%. Operating income decreased to $2.8 million in the third quarter of fiscal year 2008 compared to $43.9 million for the same period in fiscal year 2007. Net income decreased to a loss of $6.9 million or $0.14 per share compared to income of $23.1 million or $0.46 per share for the same period in fiscal year 2007. The decrease in net income was due primarily to accelerated markdowns taken in response to unseasonably warm weather, a declining sales environment resulting from consumer uncertainty about the economy, and to maintain proper levels of inventories. Additionally, higher interest expense resulting from the Company’s fiscal year 2007 acquisitions as well as gains on the sale of investments and property insurance settlements resulting from Hurricane Katrina in the prior year contributed to the decline.
     The Company’s total revenues increased 13.8% in the first nine months of fiscal year 2008 to $2,592.4 million. Comparable store sales increased 0.2%. Operating income decreased to $58.4 million in the first nine months of fiscal year 2008 compared to $135.0 million for the same period in fiscal year 2007. Net income decreased to $10.1 million or $0.20 per share compared to $68.8 million or $1.36 per share for the same period in fiscal year 2007. The decrease in net income was due primarily to the factors discussed above, as well as acquisition integration costs.
     The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2008” refer to the fiscal year that will end February 2, 2008 and all references to “fiscal year 2007” refer to the fiscal year ended February 3, 2007.
     As of November 3, 2007, the Company operated 303 retail department stores in 16 states primarily in the southeastern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections at better values. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.
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

Parisian Acquisition
     Effective October 2, 2006, the Company completed the acquisition of all of the capital stock of the corporations that operated 38 Parisian stores, the Parisian corporate headquarters, and a distribution center (“Parisian Acquisition”) from Saks Incorporated for a purchase price of $314.7 million. The primary reason for the purchase was to support the Company’s strategic expansion objectives and to better position the Company in strategic markets, including Alabama and Georgia. The results of the acquired operations have been included in the unaudited consolidated financial statements from the date of acquisition. The acquired stores were located in nine states throughout the Southeast and Midwest.
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

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (including occupancy and buying expenses)	70.7	67.4	69.5	67.0
Selling, general and administrative expenses	28.9	28.1	27.9	27.4
Asset impairment and store closing costs	0.3	0.1	0.4	0.1
Gain on sale of property and equipment	0.3	1.1	0.1	0.4
Operating income	0.3	5.5	2.3	5.9
Interest expense, net	1.9	1.5	1.7	1.5
Gain (loss) on sale of investments	—	0.4	—	0.2
Income (loss) before income taxes	(1.5)	4.5	0.5	4.7
Income tax expense (benefit)	(0.7)	1.6	0.2	1.7
Net income (loss)	(0.9)	2.9	0.4	3.0

Comparable store net revenue increase (decrease)	(4.4)	7.4	0.2	4.9

Revenues
     The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes for the periods as reflected in the table below.

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
Merchandise Areas	2007	2006	2007	2006
Women’s	38%	39%	39%	40%
Cosmetics, Shoes and Accessories	31	30	30	28
Men’s	15	15	15	16
Home	9	9	9	10
Children’s	7	7	7	6

Total	100%	100%	100%	100%

Comparison of the Three and Nine Months Ended November 3, 2007 and October 28, 2006
     Revenues. The Company’s revenues for the three months ended November 3, 2007 increased 1.8%, or $14.0 million, to $808.3 million from $794.3 million over the same period in fiscal year 2007. The increase is primarily attributable to an increase in revenues due to the Parisian Acquisition of $39.3 million and revenues from other new stores of $18.8 million, partially offset by a 4.4% decrease in revenues from comparable stores and a $12.7 million decrease in revenues due to closed stores.
     The Company’s revenues for the nine months ended November 3, 2007 increased 13.8%, or $313.6 million, to $2,592.4 million from $2,278.8 million over the same period in fiscal year 2007. The increase is primarily attributable to an increase in revenues due to the Parisian Acquisition of $280.4 million, revenues from other new stores of $55.7 million and a 0.2% increase in revenues from comparable stores. These increases were partially offset by a decrease in revenues of $25.7 million from closed stores. Top performing merchandise areas during the three and nine month periods included men’s and women’s sportswear, shoes, cosmetics and accessories.
     Cost of goods sold. Cost of goods sold was $571.6 million, or 70.7% of revenues, for the three months ended November 3, 2007 compared to $535.3 million, or 67.4% of revenues, for the same period in fiscal year 2007. The increase in cost of goods sold as a percentage of revenues for the three months ended November 3, 2007 is due primarily to accelerated markdowns taken in response to unseasonably warm weather, a declining sales environment resulting from consumer uncertainty about the economy, and to maintain proper levels of inventories. In addition, there was an increase in occupancy costs as a percentage of revenues due to higher occupancy costs in the acquired store locations.
     Cost of goods sold was $1,802.0 million, or 69.5% of revenues, for the nine months ended November 3, 2007 compared to $1,527.7 million, or 67.0% of revenues, for the same period in fiscal year 2007. The increase in cost of goods sold as a percentage of revenues for the nine months ended November 3, 2007 is due primarily to accelerated markdowns taken in response to unseasonably warm weather, a declining sales environment resulting from consumer uncertainty about the economy, increased markdowns due to higher levels of clearance merchandise related to the Parisian transition and to maintain proper levels of inventories. In addition, there was an increase in occupancy costs as a percentage of revenues due to higher occupancy costs in the acquired store locations.
     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $233.7 million, or 28.9% of revenues for the three months ended November 3, 2007, compared to $223.1 million, or 28.1% of revenues, for the same period in fiscal year 2007. The increase in SG&A expenses of $10.6 million was primarily due to the increase in selling-related costs principally as a result of the Parisian Acquisition offset by reduced performance based compensation and lower one-time acquisition-related expenses. The increase in SG&A expenses as a percentage of revenues was primarily due to the following:
•
Selling-related expenses (primarily consisting of payroll and advertising expenses) increased as a percentage of revenues by 2.94%, or $26.3 million, primarily due to increased costs associated with the Parisian Acquisition coupled with an overall decrease in comparable store sales.

•
Acquisition-related expenses decreased as a percentage of revenues by 0.57%, or $4.5 million, due to the fiscal year 2007 Parisian Acquisition integration being substantially completed as of November 3, 2007.

•	Performance based compensation decreased as a percentage of revenues by 1.87%, or $15.0 million, due to lower than expected operating performance.
     SG&A expenses were $724.5 million, or 27.9% of revenues for the nine months ended November 3, 2007, compared to $623.4 million, or 27.4% of revenues, for the same period in fiscal year 2007. The increase in SG&A expenses of $101.1 million was primarily due to the increase in selling-related costs principally as a result of the Parisian Acquisition and one-time acquisition-related costs offset by reduced performance based compensation. The increase in SG&A expenses as a percentage of revenues was primarily due to the following:
•
Selling-related expenses (primarily consisting of payroll and advertising expenses) increased as a percentage of revenues by 1.06%, or $84.8 million, primarily due to increased costs associated with the Parisian Acquisition coupled with relatively flat overall comparable store sales.

•	Acquisition-related expenses increased as a percentage of revenues by 0.27%, or $7.9 million, due to the fiscal year 2007 Parisian Acquisition integration.

•	Performance based compensation decreased as a percentage of revenues by 0.65%, or $14.7 million, due to lower than expected operating performance.
     Asset impairment and store closing costs. During the three months ended November 3, 2007, the Company recorded a $1.2 million impairment charge to adjust a retail location’s net book value to fair market value and a $1.3 million charge for real estate holding costs and other store closing costs. During the three months ended October 28, 2006, the Company recorded a $0.7 million charge for real estate holding costs.
     During the nine months ended November 3, 2007, the Company recorded $7.9 million in impairment charges to adjust two retail locations’ net book values to fair market value, a $1.8 million asset impairment charge for assets related to a software development project that was abandoned and a $1.5 million charge for real estate holding costs and other store closing costs. The Company determines fair value primarily based on the present value of future cash flows of the location. During the nine months ended October 28, 2006, the Company recorded a $0.4 million charge for costs associated with the demolition of a portion of its corporate office building and a $2.0 million charge for real estate holding costs.
     Gain on sale of property and equipment. Gain on sale of property and equipment was $2.2 million for the three months ended November 3, 2007. The gain was primarily due to insurance recoveries on property and equipment for damaged store locations of $1.1 million and $0.7 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC. Gain on sale of property and equipment was $8.8 million for the three months ended October 28, 2006. The gain was primarily due to additional insurance recoveries for Hurricane Katrina losses on property and equipment of $8.2 million and $0.5 million of amortization of the deferred gain on the sale and leaseback of a portion of the Company’s headquarters building located in Charlotte, NC.
     Gain on sale of property and equipment was $3.6 million for the nine months ended November 3, 2007. The gain was primarily due to insurance recoveries on property and equipment for damaged store locations of $1.3 million and $1.8 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC. Gain on sale of property and equipment was $9.7 million for the nine months ended October 28, 2006. The gain was primarily due to additional insurance recoveries for Hurricane Katrina losses on property and equipment of $8.2 million and $1.6 million of amortization of the deferred gain on the sale and leaseback of a portion of the Company’s headquarters building located in Charlotte, NC.
     Interest expense, net. Interest expense, net increased $3.2 million, or 27.1%, from $11.8 million during the three months ended October 28, 2006 to $15.0 million for the three months ended November 3, 2007. Interest expense, net increased $10.8 million, or 32.6%, from $33.1 million during the nine months ended October 28, 2006 to $43.9 million for the nine months ended November 3, 2007. The increase for the three and nine months ended November 3, 2007 was primarily due to higher debt levels associated with the Parisian Acquisition in October 2006.
     Gain (loss) on sale of investments. Gain on sale of investments was $3.3 million for the three months ended October 28, 2006. The gain was primarily due to a $4.1 million gain on sale of Lancaster County, South Carolina land partially offset by a $0.8 million loss on an undesignated interest rate swap.

     Gain on sale of investments was $5.0 million for the nine months ended October 28, 2006. The gain was primarily due to a $4.1 million gain on sale of Lancaster County, South Carolina land and a $0.4 million gain on sale of the Company’s interest in a partnership that owns a distribution center facility.
     Income tax expense (benefit). The income tax benefit for the three months ended November 3, 2007 was $5.6 million compared to income tax expense of $12.4 million for the same period in fiscal year 2007. The effective income tax rate for the three months ended November 3, 2007 was a 44.5% benefit compared to a 35.0% expense rate in the same period in fiscal year 2007. The rate is more favorable this year principally due to a discrete income tax benefit adjustment resulting from a change in estimate as a result of filing the fiscal year 2007 tax return. Without this adjustment, the effective income tax rate for the quarter would have been a 36.9% benefit.
     Income tax expense for the nine months ended November 3, 2007 was $4.1 million compared to $38.1 million for the same period in fiscal year 2007. For the nine months ended November 3, 2007, the effective income tax rate was 29.2% as compared to 35.6% in the comparable prior year period. The income tax rate is lower this year principally due to a discrete income tax benefit adjustment resulting from a change in estimate as a result of filing the fiscal year 2007 tax return. Without this adjustment, the effective income tax rate for the quarter would have been 35.9%.
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
Liquidity and Capital Resources
     The Company’s primary sources of liquidity are cash on hand, cash flows from operations and borrowings under debt facilities. The Company’s debt facilities consist of a $750.0 million credit facility that matures in October 2011 and $325.0 million in senior notes. The $750.0 million credit facility is composed of an outstanding $350.0 million term loan and a $400.0 million revolving line of credit. The $325.0 million aggregate principal of senior notes are composed of a $125.0 million ten-year fixed rate senior note that matures in August 2017, $100.0 million in fixed rate senior notes that mature in July 2015, $20.0 million in fixed rate senior notes that mature in July 2012 and $80.0 million in floating rate senior notes that mature in July 2012.
     On August 31, 2007, the Company entered into a $125.0 million ten-year fixed rate senior note agreement due August 31, 2017 to refinance the $125.0 million ten-year variable rate bond due July 2008, which was prepaid in full on November 1, 2007.
     The debt facilities place certain restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock and guarantees, and require maintenance of minimum financial ratios. As of November 3, 2007, the Company was in compliance with all covenants and does not anticipate that complying with the covenants will impact the Company’s liquidity in fiscal year 2008.
     Up until October 2009, under certain circumstances the credit facility may be increased to $850.0 million at the Company’s request. The credit facility allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based on certain Company financial ratios and as of November 3, 2007 stands at LIBOR plus 62.5 basis points or prime. The credit facility contains restrictive covenants and financial covenants including leverage and fixed charge coverage ratios. The Company had $12.5 million of standby letters of credit, a $350.0 million term loan and $33.7 million in seasonal borrowings outstanding under the credit facility at November 3, 2007. As of November 3, 2007, availability under the credit facility was $353.8 million.
     Because interest rates on certain debt agreements have variable interest rates, the Company has entered into interest rate swap agreements with a financial institution to manage the exposure to changes in interest rates. Currently, the Company has two interest rate swaps. The $125.0 million notional swap for fiscal years 2004 through 2009 had previously been designated as a cash flow hedge against variability in future interest payments on the $125.0 million variable rate bond facility. On July 26, 2007, the $125.0 million notional swap was de-designated in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” due to the Company’s decision to prepay the underlying debt. The swap will be marked to market until termination going forward. The $80.0 million notional swap for fiscal years 2007 through 2013 has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million Series C senior notes.
     Net cash used by operating activities was $14.1 million for the nine months ended November 3, 2007 compared to $45.9 million net cash provided by operating activities for the same period in fiscal year 2007. In addition to the decrease in net income, the decrease in cash flows from operating activities for fiscal year 2008 was principally due to cash disbursements related to the Parisian Acquisition required under the transition services agreement and employee severance, bonus and relocation.
     Net cash used by investing activities decreased $357.6 million to $111.8 million for the nine months ended November 3, 2007 from $469.4 million for the same period in fiscal year 2007. The decrease in cash used by investing activities primarily resulted from the fiscal year 2007 acquisitions of Parisian and Migerobe. In addition, an increase in proceeds from sales of property and equipment of $44.8 million was driven by the disposal of certain Parisian stores and the sale-leaseback of a portion of the Company’s headquarters building during the first nine months of fiscal year 2008.
     Net cash used by financing activities was $16.5 million for the nine months ended November 3, 2007 compared to $135.2 million net cash provided by financing activities for the same period in fiscal year 2007. The decrease in cash flows from financing activities was primarily related to higher debt incurred to finance the Parisian Acquisition in fiscal year 2007, offset partially by a reduction in common stock repurchased from $39.1 million in fiscal year 2007 to $24.2 million in fiscal year 2008.
     Management of the Company believes that cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, capital expenditures and debt service requirements for at least the next twelve months.
Contractual Obligations and Commercial Commitments
     A table representing the scheduled maturities of the Company’s contractual obligations and commercial commitments as of February 3, 2007 was included under the heading “Contractual Obligations and Commercial Commitments” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007. To facilitate an understanding of the significant changes in the Company’s contractual obligations and commercial commitments, which occur in the normal course of business, the following table includes only those items that have changed significantly since the fiscal year ended February 3, 2007. In addition, the Company anticipates that an additional payment of $0.8 million, which relates to the effect of the settlement on tax years 2003 and 2004 for state tax purposes, will be made by the end of fiscal year 2008.

	Payments Due by Period
Updated Contractual Obligations	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)

Long-Term Debt	$692,780	$—	$—	$350,000	$342,780
Estimated Interest Payments on Debt (a)	244,959	41,711	81,420	57,791	64,037
Line of Credit	33,695	33,695	—	—	—
Purchase Obligations (b)	178,979	81,901	46,360	30,050	20,668

	Amount of Commitment Expiration per Period
	Total Amounts
	Committed	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)

Standby Letters of Credit	$12,499	$12,499	$—	$—	$—
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
Off-Balance Sheet Arrangements
     The Company has not provided any financial guarantees as of November 3, 2007. The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from changes in interest rates on its variable rate debt. The Company uses interest rate swaps to manage the interest rate risk associated with its borrowings and to manage the Company’s allocation of fixed and variable rate debt. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged derivative instruments. The Company’s net exposure to interest rate risk is based on the difference between the outstanding variable rate debt and the notional amount of its designated interest rate swaps. At November 3, 2007, the Company had $447.8 million of variable rate debt and $80.0 million of offsetting, receive variable rate, pay fixed rate swaps. The effect on the Company’s annual interest expense of a one-percent change in interest rates would be approximately $3.7 million.
     During the second quarter of fiscal year 2008, the Company de-designated as a cash flow hedge a $125.0 million receive variable rate, pay fixed rate swap in conjunction with the Company’s plan to refinance the underlying variable rate debt.
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

10.1
Note Purchase Agreement, dated as of August 31, 2007, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as obligors, and the purchasers referred to therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 7, 2007).

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELK, INC.

Dated: December 13, 2007	By:	/s/ Ralph A. Pitts

Ralph A. Pitts Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley

Brian T. Marley Executive Vice President and Chief Financial Officer (Principal Financial Officer)