Form 10-K
period 2008-02-02
BELK INC
filed 2008-04-17
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) as of August 4, 2007 (based on the price at which the common equity was last sold on August 3, 2007, the date closest to the last business day of the Company’s most recently completed second fiscal quarter) was $522,376,110. 49,613,850 shares of common stock were outstanding as of April 7, 2008, comprised of 47,839,376 shares of the Registrant’s Class A Common Stock, par value $0.01, and 1,774,474 shares of the Registrant’s Class B Common Stock, par value $0.01.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2008 are incorporated herein by reference in Part III.

BELK, INC

i

PART I

Item 1.	Business

General

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned department store business in the United States, with total revenues of approximately $3.82 billion for the fiscal year ended February 2, 2008. The Company and its predecessors have been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.

The Company’s fiscal year ends on the Saturday closest to each January 31. All references to fiscal years are as follows:

Fiscal Year	Ended	Weeks

2008	February 2, 2008	52
2007	February 3, 2007	53
2006	January 28, 2006	52
2005	January 29, 2005	52

As of the end of fiscal year 2008, the Company operated 303 retail department stores in 16 states, primarily in the southern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, house wares, fine jewelry, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.

Although the Company operates 94 stores that exceed 100,000 square feet in size, the majority of Belk stores range in size from 60,000 to 90,000 square feet. Most of the Belk stores are anchor tenants in major regional malls or in open-air shopping centers in medium and smaller markets. In addition to department stores, the Company operates one store that sells limited selections of cosmetics, hosiery and accessories for women under the “Belk Express” store name. In the aggregate, the Belk stores occupy approximately 23.9 million square feet of selling space.

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

Business Strategy

Belk seeks to maximize its sales opportunities by providing quality merchandise assortments of fashion goods that differentiate its stores from competitors. The Company’s merchants and buyers monitor fashion merchandising trends, shop domestic and international markets and leverage relationships with key vendors in order to provide the latest seasonal assortments of most-wanted styles and brands of merchandise. Through merchandise planning and allocation, the Company tailors its assortments to meet the particular needs of customers in each market. The Company conducts customer research and participates in market studies on an ongoing basis in order to obtain information and feedback from customers that will enable it to better understand their merchandise needs and service preferences.

The Company’s marketing and sales promotion strategy seeks to attract customers to shop at Belk by keeping them informed of the latest fashion trends, merchandise offerings and sales promotions through a combination of advertising media, including direct mail, circulars, broadcast and in-store special events. Belk uses its proprietary database to communicate directly to key customer constituencies with special offers designed to appeal to these specific audiences. The sales promotions are designed to promote attractive merchandise brands and styles at compelling price values with adequate inventories planned and allocated to ensure that stores will be in stock on featured merchandise.

Belk strives to attract and retain talented, well-qualified associates who provide a high level of friendly, personal service to enhance the customer’s shopping experience. Belk associates are trained to be knowledgeable about the merchandise they sell, approach customers promptly, help when needed and provide quick checkout. The Company desires to be an inclusive company that embraces diversity among its associates, customers and vendors. Its ongoing diversity program includes a number of company-wide initiatives aimed at increasing the diversity of its management and associate teams, creating awareness of diversity issues, and demonstrating the Company’s respect for, and responsiveness to, the rapidly changing cultural and ethnic diversity in Belk markets.

Belk also makes investments each year in information technology and process improvement in order to build and strengthen its business infrastructure. Its various information systems and Six Sigma process improvement initiatives are designed to improve the overall efficiency and effectiveness of the organization in order to improve operating performance and financial results.

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

During fiscal year 2007, the Company acquired 40 Parisian department stores from Saks Incorporated (“Saks”) and subsequently sold four of the acquired stores. In fiscal year 2008, the Company completed the disposition of 11 additional Parisian stores and during the third quarter re-branded the remaining 25 Parisian stores as Belk. The Parisian store integration is expected to be complete by the fourth quarter of fiscal year 2009.

The Company also opened 11 new stores during fiscal year 2008 with a combined selling space of approximately 939,500 square feet and completed expansions of 13 existing stores. New stores and store expansions completed in fiscal year 2008 include:

New Stores

	Size (Selling	Opening	New or Existing
Location	Sq. Ft.)	Date	Market

Russellville, AR (Valley Park Centre)	55,474	3/14/07	New
Columbia, SC (The Village at Sandhill)	109,427	3/14/07	Existing
Flower Mound, TX (Robertson’s Creek)	86,246	3/14/07	New
Wilmington, NC (Mayfaire Town Center)	119,102	4/18/07	Existing
Alpharetta, GA (Northpoint)	99,068	9/12/07	New
Cape Coral, FL (The Shops at Surfside)	67,576	10/17/07	New
Burlington, NC (Alamance Crossing)	85,984	10/17/07	Existing
Bossier City, LA (Stirling Bossier Shopping Center)	67,577	10/17/07	New
Murfreesboro, TN (The Avenue)	114,953	10/17/07	New
Rockwall, TX (Plaza at Rockwall)	66,687	10/17/07	New
Palm Coast, FL (Cobblestone Village)	67,417	10/17/07	New

Store Expansions

	Expanded Size	Completion
Location	(Selling Sq. Ft)	Date

Anderson, SC (Anderson Mall)	116,970	6/15/07
Kennesaw, GA (Town Center at Cobb)	132,993	9/12/07
Franklin, TN (Cool Springs Galleria)	118,735	9/12/07
Huntsville, AL (Parkway Place)	162,222	9/12/07
Decatur, AL (Colonial Mall)	73,947	9/12/07
Douglasville, GA (Arbor Place Mall)	118,714	9/12/07
Huntsville, AL (Madison Square)	96,750	9/12/07
Tuscaloosa, AL (University Mall)	138,622	9/12/07
Shallotte, NC (Shallotte Crossing)	58,869	10/17/07
Raleigh, NC (Crabtree Valley Mall)	258,059	11/14/07
Knoxville, TN (West Town Mall)	189,344	11/14/07
Hoover, AL (Riverchase Galleria)	222,453	11/14/07
Kill Devil Hills, NC (Dare Centre)	73,869	11/21/07

In fiscal year 2009, the Company plans to open eight new stores that will have a combined selling space of approximately 628,500 square feet. It also expects to complete expansions and renovations of four existing stores and major renovations of two existing stores.

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

Belk stores offer complete assortments of many national brands. The Company has enjoyed excellent long-term relationships with many top apparel and cosmetics suppliers and is often the sole distributor of desirable apparel, accessories and cosmetic lines in its markets. Belk stores also offer exclusive private brands in selected merchandise categories. Belk private brands, which include Kim Rogers, Madison Studio, Madison, J. Khaki, Meeting Street, Saddlebred, Home Accents, W.H. Belk, Red Camel, Biltmore Estate For Your Home, Cook’s Tools, ND (New Directions), Pro Tour and Mary Jane’s Farm, provide compelling assortments which set Belk apart from its competitors.

With its acquisition of Migerobe, Inc. in fiscal year 2007, the Company established its own fine jewelry business, with buying and administrative offices at the corporate office in Charlotte and a state of the art repair and distribution center located in Mississippi. In the first quarter of fiscal year 2008, the Company opened 120 fine jewelry shops in its stores under the new “Belk and Co. Fine Jewelers” name. The shops replaced the Company’s former leased fine jewelry operations and offered expanded assortments of high quality diamond jewelry, rubies, emeralds and other fine gemstones, and top brands of fine watches and jewelry. The Company began operating Belk and Co. Fine Jewelers shops in 20 former Parisian stores in the third quarter of fiscal year 2008, and by the end of the fiscal year, the number of fine jewelry shops totaled 145.

During fiscal year 2008, the Company continued implementing a strategy to expand its home store business by adding home stores in 13 Parisian stores.

Marketing and eCommerce

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

Belk also provides information about the Company and its bridal gift registry on its www.belk.com website where it currently offers limited assortments of bridal gift and guild (china, crystal, silver) merchandise and home furnishings merchandise. The Company is intending to expand and strengthen its presence as a multi-channel retailer by beginning an expanded eCommerce initiative in fiscal year 2008 aimed at the development and launch of a substantially updated and redesigned website that will enhance customers’ online shopping capabilities, offer expanded merchandise assortments and enable customers to access a broader range of the Company’s information online, including current sales promotions, special events and corporate information.

Gift Cards

The Company’s gift card program provides a convenient option for customer gift-giving and enables stores to issue electronic credits to customers in lieu of cash refunds for merchandise returned without sales receipts. Several types of gift cards are available, each featuring a distinctive design and appeal. During fiscal year 2008, the Company expanded its efforts to offer Belk gift cards for sale outside of Belk stores in select grocery store outlets through partnerships with regional and national grocery store chains.

Salons and Spas

As of the end of fiscal year 2008, the Company owned and operated 27 hair styling salons in various store locations, 18 of which also offer spa services. The hair salons offer the latest hair styling services as well as wide assortments of top brand name beauty products, including Aveda, Bumble and Bumble and Redken. The spas offer massage therapy, full skincare, nail and pedicure services and other specialized body treatments. Eight of the salons and spas operate under the name of “Carmen! Carmen! Prestige Salon and Spa at Belk” with the balance operating under the name of “Belk Salon and Spa.” During fiscal year 2008, the Company began operating Belk Salons and Spas at the former Parisian stores in Homewood, AL, Decatur, AL and Little Rock, AR. Additionally, the Belk Salon and Spa at Belk in Pensacola, FL was completely renovated to include a full menu of spa services.

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

Belk Proprietary Charge Programs

In the first quarter of fiscal 2008, Belk and GE Money Bank (“GE”), an affiliate of GE Consumer Finance, successfully converted the Parisian credit card accounts from HSBC Bank Nevada, National Association (“HSBC”) systems to GE systems. In connection with the fiscal year 2006 sale of the Company’s credit card portfolio, Belk and GE entered into a 10-year credit card program agreement (“Program Agreement”).

The Company utilizes a customer loyalty program (“Belk Rewards”) that issues certificates for discounts on future purchases to proprietary charge card customers based on their spending levels. The rewards program is cumulative, issuing a $10 certificate for every 400 points earned in a calendar year. In the third quarter of fiscal year 2008, the Company issued Belk Rewards cards to Parisian credit card customers to coincide with the re-branding of 25 Parisian stores to Belk stores. The Parisian card customers with interest-free financing accounts continued to receive that benefit as a Belk Rewards card holder. In addition, Belk introduced a new Elite level to its Belk Rewards program for customers who spend more than $2,500 annually. The enhanced benefit package for Elite customers includes a specially designed black Elite credit card, triple points events, a 20 percent off birthday shopping pass, a quarterly Pick Your Own Sale Days and free shipping coupons.

The Company worked in partnership with GE during fiscal year 2008 to plan and execute enhanced marketing programs designed to recognize and reward Belk card customers, attract profitable new customers and increase sales from existing card customers. As a result, the Company experienced a significant increase in Belk credit card penetration as a percent of total sales over the previous year.

Systems and Technology

The Company continued to make investments in technology and information systems during fiscal year 2008 in order to drive sales, improve core business processes and support its overall business strategy. The Company has prioritized the development and implementation of computerized systems to support its core merchandise functions, store operations and major package enhancements. Examples of key systems initiatives implemented during fiscal year 2008 include conversion of the Parisian stores to Belk systems and enhancements to core processes in private brands, human resources systems, financial systems and in-stock levels for basic and advertised merchandise. These information systems leverage the latest technology to enable the Company’s management to quickly identify sales trends, monitor merchandise mix, distribute merchandise based on individual market needs, manage markdowns and monitor sales trends and inventory levels.

Inventory Management and Logistics

The Company operates three distribution facilities that receive and process merchandise for delivery to the Belk stores. A 371,000 square foot distribution center in Blythewood, SC services the stores located in the northern and eastern areas of the Company’s footprint, a 174,000 square foot distribution center at the Greater Jackson Industrial Park in Byram, MS services the central and western areas and a 8,300 square foot distribution center in Ridgeland, MS services the Company’s owned fine jewelry operations. As a part of acquisition of Parisian, the Company acquired a distribution center in Steele, AL, which was closed during the first quarter of fiscal year 2008. The Company’s “store ready” merchandise receiving processes enable stores to receive and process merchandise shipments and move goods to the sales floor quickly and efficiently. In fiscal year 2008, the Company launched a number of “eco-friendly” initiatives aimed at fulfilling the Company’s commitment to be a good steward of the environment by eliminating waste, conserving energy, using resources more responsibly and embracing and promoting sustainable practices.

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

Industry and Competition

The Company operates retail department stores in the highly competitive retail apparel industry. Management believes that the principal competitive factors for retail department store operations include merchandise selection, quality, value, customer service and convenience. The Company believes its stores are strong competitors in all of these areas. The Company’s primary competitors are traditional department stores, mass merchandisers, national apparel chains, individual specialty apparel stores and direct merchant firms, including J.C. Penney Company, Inc., Dillard’s, Inc., Kohl’s Corporation, Macy’s, Inc., Sears Holding Corporation, Target Corporation and Wal-Mart Stores, Inc.

Trademarks and Service Marks

Belk Stores Services, Inc. owns all of the principal trademarks and service marks now used by the Company, including “Belk.” These marks are registered with the United States Patent and Trademark Office. The term of each of these registrations is generally ten years, and they are generally renewable indefinitely for additional ten-year periods, so long as they are in use at the time of renewal. Most of the trademarks, trade names and service marks employed by the Company are used in its private brands program. The Company intends to vigorously protect its trademarks and service marks and initiate appropriate legal action whenever necessary.

Seasonality and Quarterly Fluctuations

Due to the seasonal nature of the retail business, the Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenues, operating income and net income. A disproportionate amount of the Company’s revenues and a substantial amount of operating and net income are realized during the fourth quarter, which includes the holiday selling season. Working capital requirements also fluctuate during the year, increasing somewhat in mid-summer in anticipation of the fall merchandising season and increasing substantially prior to the holiday selling season when the Company carries higher inventory levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations.”

Associates

As of the end of fiscal year 2008, the Company had approximately 26,375 full-time and part-time associates. Because of the seasonal nature of the retail business, the number of associates fluctuates from time to time and is highest during the holiday shopping period in November and December. The Company as a whole considers its relations with associates to be good. None of the associates of the Company are represented by unions or subject to collective bargaining agreements.

Where You Can Find More Information

The Company makes available free of charge through its website, www.belk.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC.

Item 1A.  Risk Factors

Certain statements made in this report, and other written or oral statements made by or on our behalf, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. You can identify these forward-looking statements through our use of words such as “may,” “will,” “intend,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or other similar words.

Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet, general economic conditions, our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute growth strategies, anticipated benefits from the opening of new distribution facilities, the expected benefit of new systems and technology, the anticipated benefits from our acquisitions and the anticipated benefit under our Program Agreement with GE. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements.

We believe that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. Any such forward-looking statements are qualified by the following important risk factors and other risks which may be disclosed from time to time in our filings that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward looking statements relate to the date initially made, and we undertake no obligation to update them.

General Economic, Political and Business Conditions

General economic, political and business conditions, nationally and in our market areas, are beyond our control. These factors influence our forecasts and impact actual performance. Factors include rates of economic growth, interest rates, inflation or deflation, consumer credit availability, levels of consumer debt and bankruptcies, tax rates and policy, unemployment trends, potential acts of terrorism and threats of such acts and other matters that influence consumer confidence and spending.

Anticipating Customer Demands

Our business depends upon the ability to anticipate the demands of our customers for a wide variety of merchandise and services. We routinely make predictions about the merchandise mix, quality, style, service, convenience and credit availability of our customers. If we do not accurately anticipate changes in buying, charging and payment behavior among our customers, or consumer tastes, preferences, spending patterns and other lifestyle decisions, it could result in an inventory imbalance and adversely affect our performance and our relationships with our customers.

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

Merchandise Sourcing

Our merchandise is sourced from a wide variety of domestic and international vendors. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside the United States. Political or financial instability, trade restrictions, tariffs, transport capacity, costs and other factors relating to foreign trade are beyond our control, and we may experience supply problems or untimely delivery of merchandise as a result. If we are not able to source merchandise at an acceptable price and in a timely manner, it could impact our results.

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

Inventory Levels

We purchase inventory at levels that match anticipated needs. If we do not correctly anticipate the levels and our inventories become too large, we may have to take markdowns and decrease the sales price of significant amounts of inventory, which could reduce our revenues and profitability.

Expense Management

Our performance depends on appropriate management of our expense structure, including our selling, general and administrative costs. If we fail to meet our anticipated cost structure based on our anticipated sales level or to appropriately reduce expenses during a weak sales environment, our results of operations could be adversely affected.

Integrating and Operating Acquired Stores

In fiscal year 2006, we acquired Proffitt’s and McRae’s stores from Saks and in fiscal year 2007, we acquired Parisian stores from Saks. In fiscal year 2007, we also acquired assets of Migerobe, Inc. and in fiscal year 2008, took over the operation of formerly leased fine jewelry operations in a number of our stores. We may make further acquisitions in the future. In order to realize the planned efficiencies from our acquisitions, we must effectively integrate and operate these stores and departments. Our operating challenges and management responsibilities increase as we grow. To successfully integrate and operate acquired businesses, we face a number of challenges, including entering markets in which we have no direct prior experience; maintaining uniform standards, controls, procedures and policies in the newly-acquired stores and departments; extending technologies and personnel; and effectively supplying the newly-acquired stores and departments.

New Store Growth

Our strategy to continue to increase the number of stores will depend in part upon the availability of existing retail stores or store sites on acceptable terms. It will also depend on our ability to successfully execute our retailing concept in new markets and geographic regions. Increases in real estate, construction and development costs could limit our growth opportunities. If consumers are not receptive to us in new markets or regions, our financial performance could be adversely affected. In addition, we will need to identify, hire and retain a sufficient number of qualified personnel to work in our new stores.

Logistics, Distribution and Information Technology

We currently operate distribution centers in South Carolina and Mississippi that service all of our stores. The efficient operation of our business is dependent on receiving and distributing merchandise in a cost-effective and timely manner. We also rely on information systems to effectively manage sales, distribution, merchandise planning and allocation functions. We are continuing to implement software technology to assist with these functions. If we do not effectively operate the distribution network or if information systems fail to perform as expected, our business could be disrupted.

eCommerce

In fiscal year 2008, we began an expanded eCommerce initiative aimed at the development and launch of a substantially updated and redesigned website that will enhance customers’ online shopping capabilities, offer expanded merchandise assortments and enable customers to access a broader range of our information online, including current sales promotions, special events and corporate information. We also intend to operate a new fulfillment facility to process and ship merchandise purchased through our website. If we do not successfully meet the systems challenges of expanding and converting the existing website and of efficiently operating the fulfillment center, our financial performance could be adversely affected. In addition, if customers are not receptive to our eCommerce offerings, revenues and profitability could be adversely impacted.

Debt Covenants

Our failure to comply with debt covenants could adversely affect capital resources, financial condition and liquidity. Our debt agreements contain certain restrictive covenants, which include a consolidated debt to consolidated capitalization ratio and a fixed charge coverage ratio. If we fail to comply with such covenants as a result of one or more of the factors listed in the risk factors described elsewhere in this report, we may be forced to settle outstanding debt obligations, negatively impacting cash flows. Our ability to obtain future financing may also be negatively impacted.

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

Store Locations

As of the end of fiscal year 2008, the Company operated a total of 303 retail stores, with approximately 23.9 million selling square feet, in the following 16 states:

Alabama — 23	Louisiana — 4	Oklahoma — 2
Arkansas — 7	Maryland — 2	South Carolina — 37
Florida — 30	Mississippi — 16	Tennessee — 23
Georgia — 46	Missouri — 1	Texas — 11
Kentucky — 5	North Carolina — 72	Virginia — 20
West Virginia — 4

Belk stores are located in regional malls (162), strip shopping centers (94), “power” centers (22) and “lifestyle” centers (19). Additionally, there are six freestanding stores. Approximately 80% of the gross square footage of the typical Belk store is devoted to selling space to ensure maximum operating efficiencies. A majority of the stores are either new or have undergone renovations within the past ten years. The new and renovated stores feature the latest in retail design, including updated exteriors and interiors. The interiors are designed to create an exciting, comfortable and convenient shopping environment for customers. They include the latest lighting and merchandise fixtures, as well as quality decorative floor and wall coverings and other special decor. The store layout is designed for ease of shopping, and store signage is used to help customers identify and locate merchandise.

As of the end of fiscal year 2008, the Company owned 82 store buildings, leased 176 store buildings under operating leases and owned 63 store buildings under ground leases. The typical operating lease has an initial term of between 15 and 20 years, with four renewal periods of five years each, exercisable at the Company’s option. The typical ground lease has an initial term of 20 years, with a minimum of four renewal periods of five years each, exercisable at the Company’s option.

Non-Store Facilities

The Company also owns or leases the following distribution centers, division offices and headquarters facilities:

Belk Property	Location	Own/Lease

Former Belk, Inc. Western Division Office	Greenville, SC	Lease
Belk, Inc. Corporate Offices Condominium	Charlotte, NC	Lease
Belk Central Distribution Center	Blythewood, SC	Lease
Belk Distribution Center	Byram, MS	Own
Former Parisian Corporate Office	Birmingham, AL	Own
Former Parisian Distribution Center	Steele, AL	Own
Belk, Inc. Fine Jewelry Distribution Center	Ridgeland, MS	Lease
Belk, Inc. eCommerce Fulfillment Center	Pineville, NC	Lease

Other

The Company owns or leases various other real properties, including primarily former store locations, distribution centers and corporate office space. Such property is not material, either individually or in the aggregate, to the Company’s consolidated financial position or results of operations.

Item 3.	Legal Proceedings

The Company is engaged from time to time in various legal actions in the ordinary course of its business. Management of the Company believes that none of the various actions and proceedings involving the Company will have a material adverse effect on the consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended February 2, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In fiscal year 2008, there was no established public trading market for either the Belk Class A Common Stock, par value $.01 per share (the “Class A Common Stock”) or the Belk Class B Common Stock, par value $.01 per share (the “Class B Common Stock”). There were limited and sporadic quotations of bid and ask prices for the Class A Common Stock and the Class B Common Stock in the Pink Sheets and on the OTC Bulletin Board under the symbols “BLKIA” and “BLKIB,” respectively. As of February 2, 2008, there were approximately 556 holders of record of the Class A Common Stock and 326 holders of record of the Class B Common Stock.

On April 2, 2008, the Company declared a regular dividend of $0.40 on each share of the Class A and Class B Common Stock outstanding on that date. On April 4, 2007, the Company declared a regular dividend of $0.40 on each share of the Class A and Class B Common Stock outstanding on that date. On March 29, 2006, the Company declared a regular dividend of $0.35 on each share of the Class A and Class B Common Stock outstanding on that date. The amount of dividends paid out with respect to fiscal year 2009 and each subsequent year will be determined at the sole discretion of the Board of Directors based upon the Company’s results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. For a discussion of the Company’s debt facilities and their restrictions on dividend payments, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There were no purchases of issuer equity securities during the fourth quarter of fiscal year 2008.

Item 6.	Selected Financial Data

The following selected financial data are derived from the consolidated financial statements of the Company.

	Fiscal Year Ended
	February 2,	February 3,	January 28,	January 29,	January 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share amounts)

SELECTED STATEMENT OF INCOME DATA:
Revenues	$3,824,803	$3,684,769	$2,968,777	$2,446,832	$2,264,907
Cost of goods sold	2,636,888	2,451,171	1,977,385	1,618,639	1,506,905
Depreciation and amortization expense	159,945	142,618	113,945	101,255	91,007
Operating income	198,117	323,719	258,501	226,341	213,365
Income before income taxes	138,644	279,050	213,555	194,276	170,647
Net income	95,740	181,850	136,903	124,076	111,547
Basic and diluted income per share:
From continuing operations	1.92	3.59	2.65	2.40	2.11
Net income	1.92	3.59	2.65	2.40	2.11
Cash dividends per share	0.400	0.350	0.315	0.475	0.275
SELECTED BALANCE SHEET DATA:
Accounts receivable, net(1)	65,987	61,434	43,867	324,917	317,025
Merchandise inventory	932,777	931,870	703,609	527,860	496,242
Working capital	750,547	679,822	649,711	787,390	698,059
Total assets	2,854,523	2,848,615	2,437,171	1,859,085	1,730,263
Long-term debt and capital lease obligations	722,141	734,342	590,901	301,419	308,488
Stockholders’ equity	1,388,726	1,326,022	1,194,827	1,066,616	975,371
SELECTED OPERATING DATA:
Number of stores at end of period	303	315	276	226	221
Comparable store net revenue increase (decrease) (on a 52 versus 52 week basis)	(1.1)%	4.5%	1.2%	4.2%	(0.5)%

(1)	In fiscal year 2006, the Company sold its proprietary credit card business to GE. This transaction caused a significant reduction in accounts receivable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belk is the largest privately owned department store business in the United States. The Company and its predecessors have been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.

The Company’s fiscal year ends on the Saturday closest to each January 31. All references to fiscal years are as follows:

Fiscal Year	Ended	Weeks

2008	February 2, 2008	52
2007	February 3, 2007	53
2006	January 28, 2006	52
2005	January 29, 2005	52

The Company’s total revenues increased 3.8% in fiscal year 2008 to a record $3.82 billion. Comparable store sales decreased 1.1%. Operating income decreased to $198.1 million in fiscal year 2008 compared to $323.7 million in fiscal year 2007. Net income decreased to $95.7 million or $1.92 per basic and diluted share in fiscal year 2008 from net income of $181.9 million or $3.59 per basic and diluted share in fiscal year 2007. The decline in net income was due primarily to a decrease in gross margin in the second half of the year resulting from accelerated markdowns taken in response to the weakened economic environment, plus increased selling, general and administrative (“SG&A”) expenses associated primarily with the acquisition of stores.

As of the end of fiscal year 2008, the Company operated 303 retail department stores in 16 states, primarily in the southern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, house wares, fine jewelry, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.

The Company’s mission is to be the leading department store in its markets by selling merchandise to customers that meets their needs for fashion, selection, value, quality and service. To achieve this mission, the Company’s business strategy includes six key elements: (1) a target customer focus; (2) focused merchandise assortments; (3) compelling sales promotions; (4) distinctive customer service; (5) a winning store and market strategy; and (6) an emphasis on productivity and efficiency.

The Company operates retail department stores in the highly competitive retail apparel industry. Management believes that the principal competitive factors for retail department store operations include merchandise selection, quality, value, customer service and convenience. The Company believes its stores are strong competitors in all of these areas. The Company’s primary competitors are traditional department stores, mass merchandisers, national apparel chains, individual specialty apparel stores and direct merchant firms, including J.C. Penney Company, Inc., Dillard’s, Inc., Kohl’s Corporation, Macy’s, Inc., Sears Holding Corporation, Target Corporation and Wal-Mart Stores, Inc.

Management believes that significant opportunities for growth exist in Belk markets where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. Although the Company will continue to take advantage of prudent opportunities to expand into large markets, the Company will focus its expansion on medium-sized markets and suburban communities surrounding larger metropolitan markets with store units in the 60,000 to 120,000 square-foot size range. One of the more significant challenges currently facing the Company’s management team is to continue to identify new Belk markets and to effectively increase the Company’s net store selling square footage. In fiscal year 2008, the Company decreased net store selling square footage by 0.6 million square feet, or 2.3%, primarily due to the disposition of some of the acquired Parisian stores, partially offset by new store construction. In fiscal year 2009, the Company plans to increase its net store selling square footage by 0.4 million square feet, or 1.8%, primarily due to new store construction and expansions offset by store closures.

eCommerce

The Company is intending to expand and strengthen its presence as a multi-channel retailer by beginning an expanded eCommerce initiative in fiscal year 2008 aimed at the development and launch of a substantially updated and redesigned website that will enhance customers’ online shopping capabilities, offer expanded merchandise assortments and enable customers to access a broader range of Company information online, including current sales promotions, special events and corporate information.

Parisian Acquisition

Effective October 2, 2006, the Company completed the acquisition of all of the capital stock of the corporations that operated 40 Parisian stores, the Parisian corporate headquarters, and a distribution center (“Parisian Acquisition” or “Parisian”) from Saks for a purchase price of $314.7 million. The primary reason for the purchase was to support the Company’s strategic expansion objectives and to better position the Company in strategic markets, including Alabama and Georgia. The results of the acquired operations have been included in the consolidated financial statements from the date of acquisition. Parisian department stores were located in nine states throughout the Southeast and Midwest.

Effective October 30, 2006, the Company sold certain assets and lease rights related to four of the Parisian stores for $25.7 million. In fiscal year 2008, the Company completed the disposition of 11 additional Parisian stores and during the third quarter re-branded the remaining 25 Parisian stores as Belk.

Migerobe Acquisition

Effective July 30, 2006, the Company completed the acquisition of the assets of Migerobe, Inc. (“Migerobe”), a company that leased fine jewelry departments in 35 Belk stores, for a purchase price of $19.1 million. The results of the Migerobe operations have been included in the consolidated financial statements from the date of acquisition.

In the first quarter of fiscal year 2008, the Company opened 120 fine jewelry shops in its stores under the new “Belk and Co. Fine Jewelers” name. The shops replaced the Company’s former leased fine jewelry operations and offered expanded assortments of high quality diamond jewelry, rubies, emeralds and other fine gemstones, and top brands of fine watches and jewelry. The Company began operating Belk and Co. Fine Jewelers shops in 20 former Parisian stores in the third quarter of fiscal year 2008, and by the end of the fiscal year, the number of shops totaled 145.

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

Sale of Credit Card Portfolio

On January 28, 2006, GE purchased the Company’s private label credit card accounts and related customer accounts receivable for $321.3 million. Approximately $125.0 million of the proceeds from the transaction were used to reduce debt, which had been secured by the customer accounts receivable. The Company recognized a gain of $3.1 million in connection with the sale of the credit card portfolio in fiscal year 2006.

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

In connection with the fiscal year 2006 sale of the Company’s credit card portfolio and GE’s purchase of the PM Credit Card Portfolio, Belk and GE entered into a 10-year credit card Program Agreement. This Program Agreement sets forth among other things the terms and conditions under which GE will issue credit cards to Belk’s customers. The Company will be paid a percentage of net credit sales, as defined by the Program Agreement, for future credit card sales. Under the terms of the Program Agreement, Belk is required to perform certain duties, including receiving and remitting in-store payments on behalf of GE. Belk will receive fees for these activities. Amounts earned under the Program Agreement are recorded as a reduction of SG&A expenses. The $9.3 million intangible asset is being amortized over the 10-year term of the Program Agreement and is recorded in SG&A expenses.

In connection with the Company’s fiscal year 2007 acquisition of Parisian, GE purchased customer credit card accounts and related accounts receivable from HSBC. The Company recorded an intangible asset of $2.2 million and goodwill of $9.8 million representing the premium paid by the Company to HSBC in order to permit the transaction with GE. The intangible asset is being amortized over the 9-year remaining term of the Program Agreement and is recorded in SG&A expenses.

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

For fiscal year 2007, insurance recoveries of $10.7 million for Hurricane Katrina losses were received. Of this amount, $8.2 million has been recorded as a gain on sale of property and equipment, $0.7 million related to the business interruption coverage has been recorded as a reduction to cost of goods sold, and $1.7 million was payment for expense recoveries recognized in fiscal year 2006. The $8.2 million insurance recovery is included within net cash used by investing activities and the remainder of the recoveries is included within net cash provided by operating activities in the consolidated statement of cash flows.

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

VISA Settlement

The Company was a member of the plaintiffs’ class in the Visa Check/MasterMoney Antitrust Litigation (the “VISA Settlement”), a class action lawsuit in which the class consisted of all businesses and organizations in the United States that accepted Visa and MasterCard debit and credit cards for payment at any time during the period from October 25, 1992 to June 21, 2003. The class plaintiffs claimed that, through their “Honor All Cards” policies, Visa and MasterCard forced merchants to accept Visa and MasterCard signature debit card transactions at super competitive prices. In April 2003, Visa and MasterCard settled with the plaintiffs’ class by agreeing to pay $3.05 billion over time into a settlement fund. During the third quarter of fiscal year 2006, the Company received notice that its portion of the VISA Settlement was calculated to be approximately $1.7 million. The Company recorded this amount as a reduction to SG&A expenses during fiscal year 2006. During the second quarter of fiscal year 2007, the Company received $1.7 million for the VISA settlement.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s consolidated statements of income and other pertinent financial and operating data.

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	68.9	66.5	66.6
Selling, general and administrative expenses	25.7	24.9	24.5
Gain on sale of property and equipment	0.1	0.3	0.2
Asset impairment and store closing costs	0.3	0.1	0.1
Pension curtailment charges	—	—	0.3
Restructuring charges	—	—	(0.1)
Operating income	5.2	8.8	8.7
Interest expense	1.7	1.6	1.7
Interest income	0.2	0.2	0.1
Gain (loss) on sale of investments	—	0.1	0.1
Income tax expense	1.1	2.6	2.6
Net income	2.5	4.9	4.6
SELECTED OPERATING DATA:
Selling square footage (in thousands)	23,937	24,498	20,400
Store revenues per selling sq. ft.	$160	$158	$168
Comparable store net revenue increase (decrease) (on a 52 versus 52 week basis)	(1.1)%	4.5%	1.2%
Number of stores
Opened	11	10	12
Purchased	—	37	47
Combined Stores	(4)	—	—
Closed	(19)	(8)	(9)
Total — end of period	303	315	276

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the last three fiscal years. There were no material changes between fiscal years, as reflected in the table below.

	Fiscal Year	Fiscal Year	Fiscal Year
Merchandise Areas	2008	2007	2006

Women’s	37%	37%	36%
Cosmetics, Shoes and Accessories	30%	29%	29%
Men’s	17%	17%	17%
Home	10%	11%	12%
Children’s	6%	6%	6%

Total	100%	100%	100%

Comparison of Fiscal Years Ended February 2, 2008 and February 3, 2007

Revenues.  In fiscal year 2008, the Company’s revenues increased 3.8%, or $0.1 billion, to $3.825 billion from $3.685 billion in fiscal year 2007. The increase is primarily attributable to revenues associated with the Parisian Acquisition of $191.7 million and revenues from other new stores of $87.0 million. These increases were partially offset by a decrease in revenues of $45.8 million from closed stores and a 1.1% decrease in revenues from comparable stores.

Cost of Goods Sold.  Cost of goods sold was $2.637 billion, or 68.9% of revenues in fiscal year 2008 compared to $2.451 billion, or 66.5% of revenues in fiscal year 2007. The increase in cost of goods sold as a percentage of revenues for fiscal year 2008 is due primarily to accelerated markdowns in the second half of fiscal year 2008 in response to a declining sales environment resulting from consumer uncertainty about the economy, increased markdowns due to higher levels of clearance merchandise related to the Parisian transition and to maintain proper levels of inventories. In addition, there was an increase of 0.37% as a percentage of revenues in occupancy costs as a percentage of revenues due to higher occupancy costs in the acquired store locations.

Selling, General and Administrative Expenses.  SG&A expenses were $982.4 million, or 25.7% of revenues in fiscal year 2008, compared to $915.8 million, or 24.9% of revenues in fiscal year 2007. The increase in SG&A expenses of $66.6 million was primarily due to the increase in selling-related costs principally as a result of the Parisian Acquisition offset by reduced performance based compensation and lower one-time acquisition-related expenses. The increase in SG&A expenses as a percentage of revenues was primarily due to the following:

•	Selling-related expenses (primarily consisting of payroll and advertising expenses) increased as a percentage of revenues by 1.31%, or $73.0 million, primarily due to increased costs associated with the Parisian Acquisition coupled with decreasing overall comparable store sales.

•	Acquisition-related expenses decreased as a percentage of revenues by 0.26%, or $9.1 million, due to the fiscal year 2007 Parisian Acquisition initial integration costs.

•	Performance based compensation decreased as a percentage of revenues by 0.59%, or $21.5 million, due to lower than expected operating performance.

Gain on sale of property and equipment.  Gain on sale of property and equipment was $3.4 million, or 0.1% of revenues, for fiscal year 2008 compared to $10.3 million, or 0.3% of revenues, for fiscal year 2007. The fiscal year 2008 gain was primarily due to insurance recoveries on property and equipment for damaged store locations of $1.4 million and $2.5 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC. The fiscal year 2007 gain was primarily due to additional insurance recoveries for Hurricane Katrina losses on property and equipment of $8.2 million and $2.1 million of amortization of the deferred gain on the sale and leaseback of a portion of the Company’s headquarters building.

Asset Impairment and Store Closing Costs.  In fiscal year 2008, the Company recorded $8.0 million in impairment charges to adjust two retail locations’ net book values to fair market value, a $1.8 million asset impairment charge for assets related to a software development project that was abandoned and a $1.0 million charge for real estate holding costs and other store closing costs. The Company determines fair value through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. In fiscal year 2007, the Company recorded a $1.2 million asset impairment charge for a retail location’s net book value that was less than the fair market value, a $0.4 million charge for costs associated with the demolition of a portion of its corporate office building and a $2.1 million charge related to real estate holding costs and other store closing costs.

Interest Expense.  In fiscal year 2008, the Company’s interest expense increased $6.7 million, or 11.3%, to $66.0 million from $59.3 million for fiscal year 2007. The increase was primarily due to interest on higher debt levels associated with the Parisian Acquisition in October 2006.

Interest Income.  In fiscal year 2008, the Company’s interest income decreased $1.6 million, or 17.4%, to $7.6 million from $9.2 million in fiscal year 2007. The decrease was primarily due to the timing of acquisitions and the decrease in market interest rates from fiscal year 2007 to fiscal year 2008.

Income tax expense.  Income tax expense in fiscal year 2008 was $42.9 million compared to $97.2 million for the same period in fiscal year 2007. In fiscal year 2008, the effective income tax rate was 30.9% as compared to 34.8% in fiscal year 2007. The income tax rate is lower this year principally due to net operating losses generated in various states and the benefit relating to corporate owned life insurance policies in relation to a reduced earnings level in fiscal year 2008. Excluding these items, the effective income tax rate for fiscal year 2008 would be approximately 35%.

Comparison of Fiscal Years Ended February 3, 2007 and January 28, 2006

Revenues.  In fiscal year 2007, the Company’s revenues increased 24.1%, or $716.0 million, to $3.685 billion from $2.969 billion. The increase is primarily attributable to an increase in revenues for Proffitt’s and McRae’s stores of $198.0 million due to seven months of activity in fiscal year 2006 as compared with twelve months of activity in fiscal year 2007, an increase due to the newly acquired Parisian stores of $284.3 million, revenues from other new stores of $83.9 million and a $111.1 million, or 4.5%, increase in revenues from comparable stores. In addition, all merchandise categories experienced revenue increases, with Women’s dresses and moderate sportswear and Men’s moderate sportswear experiencing the most significant gains.

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

Interest Expense.  In fiscal year 2007, the Company’s interest expense increased $8.5 million, or 16.7%, to $59.3 million from $50.8 million for fiscal year 2006. The increase was primarily due to interest on higher debt levels associated with the Parisian Acquisition in October 2006 and higher interest rates on the Company’s variable rate debt.

Interest Income.  In fiscal year 2007, the Company’s interest income increased $5.7 million, or 160.0%, to $9.2 million from $3.5 million in fiscal year 2006. The increase was primarily due to higher interest income earnings on invested cash balances due to the timing of acquisitions and the increase in market interest rates from fiscal year 2006 to fiscal year 2007.

Income tax expense.  For fiscal year 2007, the Company’s effective tax rate decreased from 35.8% to 34.8%. The decrease in rate is primarily attributable to credits from Hurricane Katrina and the increase in the deductibility of expenses subject to the Internal Revenue Code Section 162(m) limitation.

Seasonality and Quarterly Fluctuations

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenues, operating income and net income due to the seasonal nature of the retail business. The highest revenue period for the Company is the fourth quarter, which includes the holiday selling season. A disproportionate amount of the Company’s revenues and a substantial amount of the Company’s operating and net income are realized during the fourth quarter. If for any reason the Company’s revenues were below seasonal norms during the fourth quarter, the Company’s annual results of operations could be adversely affected. The Company’s inventory levels generally reach their highest levels in anticipation of increased revenues during these months.

The following table illustrates the seasonality of revenues by quarter as a percentage of the full year for the fiscal years indicated.

	2008	2007	2006

First quarter	23.6%	20.4%	19.1%
Second quarter	23.0	19.9	20.3
Third quarter	21.1	21.6	23.6
Fourth quarter	32.3	38.1	37.0

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

On August 31, 2007, the Company entered into the $125.0 million ten-year senior note agreement to refinance the $125.0 million ten-year variable rate bond due July 2008, which was prepaid in full on November 1, 2007.

The debt facilities place certain restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock and guarantees, and require maintenance of minimum financial ratios. As of February 2, 2008, the Company was in compliance with all covenants and does not anticipate that complying with the covenants will impact the Company’s liquidity in fiscal year 2008.

Up until October 2009, under certain circumstances the credit facility may be increased to $850.0 million at the Company’s request. The credit facility allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and as of February 2, 2008 stands at LIBOR plus 87.5 basis points or prime. The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company had $11.9 million of standby letters of credit and a $350.0 million term loan outstanding under the credit facility at February 2, 2008. As of February 2, 2008, availability under the credit facility was $388.1 million.

During fiscal year 2006, the Company entered into a $21.0 million, 20-year variable rate state bond facility in connection with construction of a distribution center in Mississippi. The proceeds from the debt issuance were held in a trust account until the Company disbursed funds for the construction of the distribution center. At the end of fiscal year 2008, the Company had received $18.1 million for acquisition and construction costs and the remaining proceeds were repaid.

Because interest rates on certain debt agreements have variable interest rates, the Company has entered into interest rate swap agreements with financial institutions to manage the exposure to changes in interest rates. As of February 2, 2008, the Company has two interest rate swaps. A $125.0 million notional amount swap, which expires in fiscal year 2009, had previously been designated as a cash flow hedge against variability in future interest payments on the $125.0 million variable rate bond facility. On July 26, 2007, the $125.0 million notional amount swap was de-designated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” due to the Company’s decision to prepay the underlying debt. This swap will be marked to market through gain (loss) on investments through its expiration date. A $80.0 million notional amount swap, which expires in fiscal year 2013, has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million Series C senior notes and is marked to market through accumulated other comprehensive income (loss).

Net cash provided by operating activities was $215.0 million for fiscal year 2008 compared to $280.1 million for fiscal year 2007. The decrease in cash provided by operating activities for fiscal year 2008 was principally due to a $86.1 million decrease in net income due to the factors discussed previously, offset partially by a $17.3 million increase in depreciation and amortization expense principally due to the Parisian Acquisition.

Net cash used by investing activities decreased $352.2 million to $148.0 million for fiscal year 2008 from $500.2 million for fiscal year 2007. The decrease in cash used by investing activities primarily resulted from the fiscal year 2007 acquisitions of Parisian and Migerobe. In addition, an increase in proceeds from sales of property and equipment of $39.6 million was attributable to the disposal of certain Parisian stores and the sale-leaseback of a portion of the Company’s headquarters building during fiscal year 2008.

The Company made capital expenditures of $202.7 million during fiscal year 2008, comprised primarily of amounts related to new stores and expansions, Parisian Acquisition integration capital, information systems and other base capital needs. The Company projects capital expenditures for fiscal year 2009 to be approximately $160.0 million, comprised primarily of amounts related to new stores and expansions, eCommerce, information systems and other base capital needs. Management currently expects to fund fiscal year 2009 capital expenditures with cash flows from operations.

Net cash used by financing activities was $51.3 million for fiscal year 2008 compared to net cash provided of $82.6 million for fiscal year 2007. The decrease in cash flows from financing activities was primarily related to higher debt incurred to finance the Parisian Acquisition in fiscal year 2007, offset partially by a reduction in common stock repurchased from $39.1 million in fiscal year 2007 to $24.2 million in fiscal year 2008. On April 2, 2008, the Company’s Board of Directors approved a self-tender offer to purchase up to 250,000 shares of its Class A common stock and up to 750,000 shares of its Class B common stock at a price of $25.60 per share, to be paid in cash. The tender offer is expected to commence on or about April 23, 2008.

Management of the Company believes that cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures and debt service requirements for at least the next twelve months.

Related Party Transactions

On August 31, 2006, the Company sold approximately 187 acres of land in Lancaster County, South Carolina to John M. Belk via JMB Land Company, LLC for $4.1 million that resulted in a gain on sale of investments of $4.1 million.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

	Payments Due by Period
		Within
	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in thousands)

Contractual Obligations
Long-Term Debt	$692,780	$—	$—	$350,000	$342,780
Estimated Interest Payments on Debt(a)	208,965	36,569	69,342	47,391	55,663
Capital Lease Obligations	38,675	6,449	10,496	8,560	13,170
Operating Leases(b)	612,035	71,383	130,347	103,477	306,828
Purchase Obligations(c)	208,672	111,834	60,530	29,423	6,885

Total Contractual Cash Obligations	$1,761,127	$226,235	$270,715	$538,851	$725,326

	Amount of Commitment Expiration per Period
	Total
	Amounts	Within
	Committed	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in thousands)

Other Commercial Commitments
Standby Letters of Credit	$11,909	$11,909	$—	$—	$—
Import Letters of Credit	47,656	47,656	—	—	—

Total Commercial Commitments	$59,565	$59,565	$—	$—	$—

(a)	Interest rates used to compute estimated interest payments utilize the stated rate for fixed rate debt and projected interest rates for variable rate debt. Projected rates range from 3.5% to 6.5% over the term of the variable rate debt agreements.

(b)	Lease payments consist of base rent only and do not include amounts for percentage rents, real estate taxes, insurance and other expenses related to those locations.

(c)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Agreements that are cancelable without penalty have been excluded. Purchase obligations relate primarily to purchases of property and equipment, information technology contracts, maintenance agreements and advertising contracts.

Obligations under the pension, deferred compensation and postretirement benefit plans are not included in the contractual obligations table. The Company’s pension plan funding policy is to contribute amounts necessary to satisfy minimum pension funding requirements plus additional amounts from time to time as are determined to be appropriate to improve the plan’s funded status. The pension plan’s funded status is affected by many factors including discount rates and the performance of plan assets. The Company was not required to make minimum pension contributions in fiscal years 2008, 2007 and 2006, but elected to contribute $6.0 million to the pension plan on March 7, 2005. The Company’s deferred compensation postretirement plans are not funded in advance. Deferred compensation payments during fiscal years 2008 and 2007 totaled $4.2 million and $4.4 million, respectively. Postretirement benefit payments during fiscal years 2008 and 2007 totaled $2.8 million and $2.8 million, respectively.

Also excluded from the contractual obligations table are payments the Company may make for employee medical costs and workers compensation, general liability and automobile claims.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of February 2, 2008. The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2009 for the Company) and interim periods within those fiscal years. The Company has determined that the adoption of SFAS No. 157 will not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115,” which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective for the first fiscal year beginning after November 15, 2007 (fiscal year 2009 for the Company). The Company has determined that the adoption of SFAS No. 159 will not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2010 for the Company). The Company believes that the adoption of SFAS No. 161 will not have a material impact on its consolidated financial statements.

Impact of Inflation

While it is difficult to determine the precise effects of inflation, management of the Company does not believe inflation had a material impact on the consolidated financial statements for the periods presented.

Critical Accounting Policies

Management’s discussion and analysis discusses the results of operations and financial condition as reflected in the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As discussed in the Notes to the Company’s consolidated financial statements, the preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation, vendor allowances, property and equipment, rent expense, useful lives of depreciable assets, recoverability of long-lived assets, including intangible assets and goodwill, store closing reserves, customer loyalty programs, income taxes, derivative financial instruments, credit income and the calculation of pension and postretirement obligations, self-insurance reserves and stock based compensation.

Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See the Notes to the Company’s consolidated financial statements for a discussion of the Company’s significant accounting policies.

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

The following critical accounting policies are used in the preparation of the consolidated financial statements:

Inventory Valuation.  Inventories are valued using the lower of cost or market value, determined by the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Also, it is recognized that the use of the retail inventory method will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markup, markdowns and shrinkage, which significantly affect the ending inventory valuation at cost as well as the corresponding charge to cost of goods sold. In addition, failure to take appropriate markdowns currently can result in an overstatement of inventory under the lower of cost or market principle.

Vendor Allowances.  The Company receives allowances from its vendors through a variety of programs and arrangements, including markdown reimbursement programs. These vendor allowances are generally intended to offset the Company’s costs of selling the vendors’ products in its stores. Allowances are recognized in the period in which the Company completes its obligations under the vendor agreements. Most incentives are deducted from amounts owed to the vendor at the time the Company completes its obligations to the vendor or shortly thereafter. The following summarizes the types of vendor incentives and the Company’s applicable accounting policy:

•	Advertising allowances — Represents reimbursement of advertising costs initially funded by the Company. Amounts are recognized as a reduction to SG&A expenses in the period that the advertising expense is incurred.

•	Markdown allowances — Represents reimbursement for the cost of markdowns to the selling price of the vendor’s merchandise. Amounts are recognized as a reduction to cost of goods sold in the later of the period that the merchandise is marked down or the reimbursement is negotiated. Amounts received prior to recognizing the markdowns are recorded as a reduction to the cost of inventory.

•	Payroll allowances — Represents reimbursement for payroll costs. Amounts are recognized as a reduction to SG&A expense in the period that the payroll cost is incurred.

Property and Equipment, net.  Property and equipment owned by the Company is stated at cost less accumulated depreciation and amortization. Property and equipment leased by the Company under capital leases are stated at an amount equal to the present value of the minimum lease payments less accumulated amortization. Depreciation and amortization are recorded utilizing straight-line and in certain circumstances accelerated methods over the shorter of estimated asset lives or related lease terms. The Company also amortizes leasehold improvements over the shorter of the expected lease term or estimated asset life that would include cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the date the assets are placed in service, to be reasonably assured.

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

Recoverability of Long-Lived Assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

Customer Loyalty Programs.  The Company utilizes a customer loyalty program that issues certificates for discounts on future purchases to proprietary charge card customers based on their spending levels. The certificates are classified as a reduction to revenue as they are earned by the customers. The Company maintains a reserve liability for the estimated future redemptions of the certificates. The estimated impact on revenues of a 10% change in program utilization would be $1.8 million.

Pension and Postretirement Obligations.  The Company utilizes significant assumptions in determining its periodic pension and postretirement expense and obligations that are included in the consolidated financial statements. These assumptions include determining an appropriate discount rate, investment earnings, rate of compensation increase, as well as the remaining service period of active employees. The Company utilizes an actuary to calculate the periodic pension and postretirement expense and obligations based upon these assumptions and actual employee census data.

The Company selected an investment earnings assumption of 8.25% to determine its fiscal year 2008 expense. The Company believes that this assumption was appropriate given the composition of its plan assets and historical market returns thereon. The estimated effect of a 0.25% increase or decrease in the investment earnings assumption would increase or decrease pension expense by $0.7 million. The Company has maintained its earnings assumption of 8.25% for fiscal year 2009.

The Company selected a discount rate assumption of 5.75% to determine its fiscal year 2008 expense. The Company believes that this assumption was appropriate given the composition of its plan obligations and the interest rate environment as of the measurement date. The estimated effect of a 0.25% increase or decrease in the discount rate assumption would decrease or increase fiscal year 2008 pension expense by $1.5 million. The Company selected a discount rate assumption of 6.125% for fiscal year 2009 expense.

The Company has evaluated the funded status of the pension plan and does not believe the underfunded position will materially affect the Company’s cash flow in fiscal year 2009. The Company is not required to make a pension contribution but continues to evaluate whether an optional payment would be in the Company’s best interest.

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

Self Insurance Reserves.  The Company is responsible for the payment of workers’ compensation, general liability and automobile claims under certain dollar limits. The Company purchases third-party insurance for workers’ compensation, general liability and automobile claims for amounts that exceed certain dollar limits. The Company records a liability for its obligation associated with incurred losses utilizing historical data and industry accepted loss analysis standards to estimate the loss development factors used to project the future development of incurred losses. Management believes that the Company’s loss reserves are adequate but actual losses may differ from the amounts provided.

Income Taxes.  Income taxes are accounted for under the asset and liability method. The annual tax rate is based on income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining annual tax expense and in evaluating tax positions. Beginning with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of February 4, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained. The reserves (including the impact of the related interest and penalties) are adjusted in light of changing facts and circumstances, such as the progress of a tax audit. As a result of the adoption of FIN 48, the Company recognized a $0.2 million decrease to the liability for unrecognized tax benefits, with a corresponding increase to retained earnings.

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

Intangible Assets and Liabilities.  Leasehold intangibles, which represent the excess of fair value over the carrying value (assets) or the excess of carrying value over fair market value (liabilities) of acquired leases, are amortized on a straight-line basis over the remaining terms of the lease agreements, including cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the acquisition date, to be reasonably assured and are included in other current assets and accrued liabilities for the current portions and other assets and other noncurrent liabilities for the noncurrent portions. Customer relationships, which represent the value of customer relationships obtained in acquisitions or purchased, are amortized on a straight-line basis over their estimated useful life and are included in other assets. The carrying value of intangible assets is reviewed by the Company’s management to assess the recoverability of the assets when facts and circumstances indicate that the carrying value may not be recoverable.

Derivative Financial Instruments.  The Company utilizes derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The counterparties to these instruments are major financial institutions. These agreements are used to reduce the potential impact of increases in interest rates on variable rate long-term debt. The difference between the fixed rate leg and the variable rate leg of the swap, to be paid or received, is accrued and recognized as an adjustment to interest expense. Additionally, the changes in the fair market value of swaps designated as cash flow hedges are accounted in accordance with SFAS No. 133 and swaps that are not designated are marked to market through gain (loss) on investments.

Stock Based Compensation.  The Company accounts for stock based compensation under the guidelines of SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) requires the Company to account for stock based compensation by using the grant date fair value of share awards and the estimated number of shares that will ultimately be issued in conjunction with each award.

Finance Income.  In connection with the Program Agreement signed with GE in fiscal year 2006, the Company is paid a percentage of net private label credit card account sales. These payments are recorded as an offset to SG&A expenses in the consolidated statements of income.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on its variable rate debt. The Company uses interest rate swaps to manage the interest rate risk associated with its borrowings and to manage the Company’s allocation of fixed and variable rate debt. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged derivative instruments. The Company’s net exposure to interest rate risk is based on the difference between the outstanding variable rate debt and the notional amount of its designated interest rate swaps. At February 2, 2008, the Company had $447.8 million of variable rate debt, an $80.0 million (receive variable rate, pay fixed rate 5.155%) interest rate swap and a $125.0 million (receive variable rate, pay fixed rate 6%) undesignated interest rate swap. The effect on the Company’s annual interest expense of a one-percent change in interest rates would be approximately $4.4 million.

During the second quarter of fiscal year 2008, the Company de-designated as a cash flow hedge the $125.0 million interest rate swap in conjunction with the Company’s plan to refinance the underlying variable rate debt.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Belk, Inc.:

We have audited the accompanying consolidated balance sheets of Belk, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended February 2, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belk, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 18 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as of February 4, 2007.

As discussed in Note 19 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of February 3, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belk, Inc. and subsidiaries’ internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Charlotte, North Carolina
April 17, 2008

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Revenues	$3,824,803	$3,684,769	$2,968,777
Cost of goods sold (including occupancy, distribution and buying expenses)	2,636,888	2,451,171	1,977,385
Selling, general and administrative expenses	982,425	915,766	727,312
Gain on sale of property and equipment	3,393	10,316	4,998
Asset impairment and store closing costs	10,766	3,739	3,707
Pension curtailment charges	—	690	7,459
Hurricane losses	—	—	991
Restructuring charges	—	—	(1,580)

Operating income	198,117	323,719	258,501
Interest expense	(65,980)	(59,260)	(50,790)
Interest income	7,607	9,204	3,541
Gain (loss) on sale of investments	(1,100)	5,387	2,303

Income before income taxes	138,644	279,050	213,555
Income tax expense	42,904	97,200	76,500

Income before cumulative effect of change in accounting principle	95,740	181,850	137,055
Cumulative effect of change in accounting principle, net of income tax benefit of $98	—	—	(152)

Net income	$95,740	$181,850	$136,903

Basic and diluted net income per share	$1.92	$3.59	$2.65

Weighted average shares outstanding:
Basic	49,749,689	50,594,523	51,717,325
Diluted	49,784,635	50,659,077	51,717,325

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	February 2,	February 3,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$186,973	$171,239
Accounts receivable, net	65,987	61,434
Merchandise inventory	932,777	931,870
Property held for sale	11,036	—
Prepaid income taxes, expenses and other current assets	24,802	32,926

Total current assets	1,221,575	1,197,469
Investment securities	4,299	5,317
Property and equipment, net	1,248,030	1,280,426
Goodwill	326,930	310,126
Deferred income taxes	5,196	—
Other assets	48,493	55,277

Total assets	$2,854,523	$2,848,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$274,092	$309,722
Accrued liabilities	139,182	166,625
Accrued income taxes	25,980	22,686
Deferred income taxes	27,293	14,020
Current installments of long-term debt and capital lease obligations	4,481	4,594

Total current liabilities	471,028	517,647
Deferred income taxes	—	13,835
Long-term debt and capital lease obligations, excluding current installments	717,660	729,748
Interest rate swap liability	8,282	1,435
Deferred compensation and other noncurrent liabilities	268,827	259,928

Total liabilities	1,465,797	1,522,593

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 49.6 and 50.0 million shares issued and outstanding as of February 2, 2008 and February 3, 2007, respectively	496	500
Paid-in capital	479,020	507,127
Retained earnings	977,206	901,378
Accumulated other comprehensive loss	(67,996)	(82,983)

Total stockholders’ equity	1,388,726	1,326,022

Total liabilities and stockholders’ equity	$2,854,523	$2,848,615

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

					Accumulated
	Common	Common			Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance at January 29, 2005	51,476	$515	$533,923	$617,097	$(84,919)	$1,066,616
Comprehensive income:
Net income	—	—	—	136,903	—	136,903
Reclassification adjustment for investment gains included in net income, net of $214 income tax benefit	—	—	—	—	(363)	(363)
Unrealized gain on investments, net of $76 income tax expense	—	—	—	—	129	129
Unrealized gain on interest rate swaps, net of $5,278 income tax expense	—	—	—	—	9,044	9,044
Defined benefit expense, net of $3,123 income taxes	—	—	—	—	(4,987)	(4,987)

Total comprehensive income						140,726

Cash dividends	—	—	—	(16,270)	—	(16,270)
Issuance of stock-based compensation	—	—	(1,198)	—	—	(1,198)
Stock-based compensation expense	—	—	4,947	—	—	4,947
Common stock issued	362	3	99	—	—	102
Repurchase and retirement of common stock	(94)	(1)	(95)	—	—	(96)

Balance at January 28, 2006	51,744	517	537,676	737,730	(81,096)	1,194,827
Comprehensive income:
Net income	—	—	—	181,850	—	181,850
Reclassification adjustment for investment gains included in net income, net of $154 income tax benefit	—	—	—	—	(263)	(263)
Unrealized gain on investments, net of $223 income tax expense	—	—	—	—	350	350
Unrealized gain on interest rate swaps, net of $866 income tax expense	—	—	—	—	1,459	1,459
Defined benefit expense, net of $1,203 income taxes	—	—	—	—	2,564	2,564

Total comprehensive income						185,960

Cash dividends	—	—	—	(18,202)	—	(18,202)
Issuance of stock-based compensation	—	—	(1,482)	—	—	(1,482)
Stock-based compensation expense	—	—	9,434	—	—	9,434
Adoption of SFAS 158 adjustment, net of $3,560 income tax benefit	—	—	—	—	(5,997)	(5,997)
Common stock issued	363	3	608	—	—	611
Repurchase and retirement of common stock	(2,116)	(20)	(39,109)	—	—	(39,129)

Balance at February 3, 2007	49,991	500	507,127	901,378	(82,983)	1,326,022
Comprehensive income:
Net income	—	—	—	95,740	—	95,740
Unrealized loss on investments, net of $379 income tax benefit	—	—	—	—	(639)	(639)
Unrealized loss on interest rate swaps, net of $2,109 income tax benefit	—	—	—	—	(3,553)	(3,553)
Reclassification adjustment for interest rate swap dedesignation included in net income, net of $7 income tax benefit	—	—	—	—	(51)	(51)
Defined benefit expense, net of $11,416 income taxes	—	—	—	—	19,230	19,230

Total comprehensive income						110,727

Cash dividends	—	—	—	(20,097)	—	(20,097)
Issuance of stock-based compensation	—	—	(2,322)	—	—	(2,322)
Stock-based compensation expense	—	—	(1,939)	—	—	(1,939)
Adoption of FIN 48 adjustment	—	—	—	185	—	185
Common stock issued	359	4	372	—	—	376
Repurchase and retirement of common stock	(781)	(8)	(24,218)	—	—	(24,226)

Balance at February 2, 2008	49,569	$496	$479,020	$977,206	$(67,996)	$1,388,726

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Cash flows from operating activities:
Net income	$95,740	$181,850	$136,903
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and store closing costs	10,766	3,739	3,707
Deferred income tax expense	11,357	19,423	19,444
Depreciation and amortization expense	159,945	142,618	113,945
Stock-based compensation expense	(1,939)	9,434	4,947
Restructuring charges	—	—	(1,580)
Pension curtailment	—	690	7,459
Gain on sale of property and equipment	(1,297)	(8,220)	(4,998)
Amortization of deferred gain on sale and leaseback	(2,096)	(2,096)	—
(Gain) loss on sale of investments	1,100	(5,387)	(2,303)
Other non-cash expense	—	980	990
(Increase) decrease in:
Accounts receivable, net	(4,233)	(16,385)	(37,149)
Merchandise inventory	(907)	(7,525)	(33,693)
Prepaid expenses and other assets	6,275	(8,187)	(36,148)
Increase (decrease) in:
Accounts payable and accrued liabilities	(80,034)	(36,092)	65,760
Accrued income taxes	3,294	(13,407)	571
Deferred compensation and other liabilities	17,039	18,621	(8,897)

Net cash provided by operating activities	215,010	280,056	228,958

Cash flows from investing activities:
Acquisition of Parisian, net of cash acquired	—	(313,648)	—
Acquisition of Migerobe	—	(16,739)	—
Acquisition of Proffitt’s/McRae’s, net of cash acquired	—	—	(620,970)
Proceeds from sale of credit card portfolio	—	—	321,289
Purchases of investments	—	—	(50)
Proceeds from sales of investments	—	6,243	—
Purchases of property and equipment	(202,668)	(191,128)	(166,817)
Proceeds from sales of property and equipment	54,682	15,046	74,244

Net cash used by investing activities	(147,986)	(500,226)	(392,304)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	125,355	359,510	828,781
Principal payments on long-term debt and capital lease obligations	(130,000)	(217,245)	(553,922)
Payments for redemption of interest rate swaps	—	(910)	(4,364)
Proceeds from termination of interest rate swap	—	50	—
Cash paid for withholding taxes in lieu of stock-based compensation shares	(5,260)	(2,664)	(2,609)
Stock compensation tax benefit	2,938	1,182	1,411
Dividends paid	(20,097)	(18,202)	(16,270)
Repurchase and retirement of common stock	(24,226)	(39,129)	(96)

Net cash provided (used) by financing activities	(51,290)	82,592	252,931

Net increase (decrease) in cash and cash equivalents	15,734	(137,578)	89,585
Cash and cash equivalents at beginning of period	171,239	308,817	219,232

Cash and cash equivalents at end of period	$186,973	$171,239	$308,817

Supplemental disclosures of cash flow information:
Income taxes paid	$27,675	$92,295	$57,611
Supplemental schedule of noncash investing and financing activities:
Decrease in property and equipment through adjustment of Parisian goodwill	(14,874)	—	—
Decrease in property and equipment through assets held for sale	(11,036)	—	—
Increase (decrease) in property and equipment through accrued purchases	10,332	(6,667)	8,446
Decrease in property and equipment through adjustment of Parisian capital lease obligation	(4,315)	—	—
Increase (decrease) in long-term debt through other current assets	(3,220)	—	12,653
Increase in property and equipment through assumption of capital leases	—	10,686	2,111
Increase in property and equipment through capitalization of construction period rent	—	—	1,061

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Belk, Inc. and its subsidiaries (collectively, the “Company” or “Belk”) operate retail department stores in 16 states primarily in the southern United States. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on the Saturday closest to each January 31. All references to fiscal years are as follows:

Fiscal Year	Ended	Weeks

2008	February 2, 2008	52
2007	February 3, 2007	53
2006	January 28, 2006	52
2005	January 29, 2005	52

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

Significant estimates are required as part of determining stock-based compensation, depreciation, amortization and recoverability of long-lived and intangible assets, valuation of inventory, recovery of goodwill, establishing store closing and other reserves, self-insurance reserves and calculating retirement benefits.

Revenues

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the last three fiscal years. There were no material changes between fiscal years, as reflected in the table below.

Merchandise Areas	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006

Women’s	37%	37%	36%
Cosmetics, Shoes and Accessories	30%	29%	29%
Men’s	17%	17%	17%
Home	10%	11%	12%
Children’s	6%	6%	6%

Total	100%	100%	100%

Revenues include sales of merchandise and the net revenue received from leased departments of $5.7 million, $14.6 million and $12.5 million for fiscal years 2008, 2007 and 2006, respectively. Leased department revenues were significantly affected by the conversion of fine jewelry leased departments into an owned fine jewelry operation principally during fiscal year 2008. Sales from retail operations are recorded at the time of delivery and reported net of sales taxes and merchandise returns. The reserve for returns is calculated as a percentage of sales based on historical return percentages.

The Company utilizes a customer loyalty program that issues certificates for discounts on future purchases to proprietary charge card customers based on their spending levels. The certificates are classified as a reduction to

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue as they are earned by the customers. The Company maintains a reserve liability for the estimated future redemptions of the certificates.

Cost of Goods Sold

Cost of goods sold is comprised principally of the cost of merchandise as well as occupancy, distribution and buying expenses. Occupancy expenses include rent, utilities and real estate taxes. Distribution expenses include all costs associated with distribution facilities. Buying expenses include payroll and travel expenses associated with the buying function.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised principally of payroll and benefits for retail and corporate employees, depreciation, advertising, pre-opening costs and other administrative expenses.

Finance Income

SG&A expenses are reduced by proceeds from the 10-year credit card program agreement (“Program Agreement”) between Belk and GE Money Bank (“GE”), an affiliate of GE Consumer Finance, in fiscal years 2008 and 2007 and finance charge and late fee revenue arising from customer accounts receivable in fiscal year 2006. These amounts totaled $71.6 million, $65.2 million and $69.3 million in fiscal years 2008, 2007 and 2006, respectively. There were no finance charge and late fee revenues in fiscal years 2008 and 2007 due to the sale of the Company’s credit card portfolio in fiscal year 2006.

Gift Cards

At the time gift cards are sold, no revenue is recognized; rather, a liability is established for the face amount of the gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. The estimated values of gift cards expected to go unused are recognized as a reduction to SG&A expenses in proportion to actual gift card redemptions as the remaining gift card values are redeemed.

Pre-Opening Costs

Store pre-opening costs are expensed as incurred.

Advertising

Advertising costs, net of co-op recoveries from suppliers, are expensed in the period in which the advertising event takes place and amounted to $137.1 million, $119.4 million and $89.3 million in fiscal years 2008, 2007 and 2006, respectively.

Recoverability of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents

Cash equivalents include liquid investments with an original maturity of 90 days or less.

Merchandise Inventory

Inventories are valued using the lower of cost or market value, determined by the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Also, it is recognized that the use of the retail inventory method will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markup, markdowns and shrinkage, which significantly affect the ending inventory valuation at cost as well as the corresponding charge to cost of goods sold. In addition, failure to take appropriate markdowns currently can result in an overstatement of inventory under the lower of cost or market principle.

Property Held for Sale

Property held for sale represents a former corporate headquarters facility and a portion of the adjacent land which at February 2, 2008 management believes it is probable that the property will be sold in the next fiscal year. Beginning February 3, 2008, the Company will no longer recognize depreciation on this property. The Company anticipates recognizing a gain of approximately $0.6 million based on the anticipated proceeds less estimated costs to sell.

Investments

The Company accounts for investments in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale are valued at fair value, while securities that the Company has the ability and positive intent to hold to maturity are valued at amortized cost. The Company includes unrealized holding gains and losses for available-for-sale securities in other comprehensive income. Realized gains and losses are recognized on an average cost basis and are included in income. Declines in value that are considered to be other than temporary are reported in gain (loss) on sale of investments.

Property and Equipment, Net

Property and equipment owned by the Company is stated at cost less accumulated depreciation and amortization. Property and equipment leased by the Company under capital leases are stated at an amount equal to the present value of the minimum lease payments less accumulated amortization. Depreciation and amortization are recorded utilizing straight-line and in certain circumstances accelerated methods over the shorter of estimated asset lives or related lease terms. The Company also amortizes leasehold improvements over the shorter of the expected lease term or estimated asset life that would include cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the date the assets are placed in service, to be reasonably assured.

Goodwill

Goodwill and other intangible assets are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and other intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis, or more often if an event occurs or

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

As of the date of the Company’s most recent impairment test, the fair value of the reporting unit, which is the Company, exceeded the carrying amount and no impairment charge was recorded.

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

The following summarizes the types of vendor incentives and the Company’s applicable accounting policy:

•	Advertising allowances — Represents reimbursement of advertising costs initially funded by the Company. Amounts are recognized as a reduction to SG&A expenses in the period that the advertising expense is incurred.

•	Markdown allowances — Represents reimbursement for the cost of markdowns to the selling price of the vendor’s merchandise. Amounts are recognized as a reduction to cost of goods sold in the later of the period that the merchandise is marked down or the reimbursement is negotiated. Amounts received prior to recognizing the markdowns are recorded as a reduction to the cost of inventory.

•	Payroll allowances — Represents reimbursement for payroll costs. Amounts are recognized as a reduction to SG&A expense in the period that the payroll cost is incurred.

Stock Based Compensation

The Company accounts for stock based compensation under the guidelines of SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) requires the Company to account for stock based compensation by using the grant date fair value of share awards and the estimated number of shares that will ultimately be issued in conjunction with each award.

Self Insurance Reserves

The Company is responsible for the payment of workers’ compensation, general liability and automobile claims under certain dollar limits. The Company purchases third-party insurance for workers’ compensation, general liability and automobile claims for amounts that exceed certain dollar limits. The Company records a liability for its obligation associated with incurred losses utilizing historical data and industry accepted loss analysis standards to estimate the loss development factors used to project the future development of incurred losses. Management believes that the Company’s loss reserves are adequate but actual losses may differ from the amounts provided.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method. The annual tax rate is based on income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining annual tax expense and in evaluating tax positions. Beginning with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of February 4, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained. The reserves (including the impact of the related interest and penalties) are adjusted in light of changing facts and circumstances, such as the progress of a tax audit. As a result of the adoption of FIN 48, the Company recognized a $0.2 million decrease to the liability for unrecognized tax benefits, with a corresponding increase to retained earnings.

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

Intangible Assets and Liabilities

Leasehold intangibles, which represent the excess of fair value over the carrying value (assets) or the excess of carrying value over fair market value (liabilities) of acquired leases, are amortized on a straight-line basis over the remaining terms of the lease agreements, including cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the acquisition date, to be reasonably assured and are included in other current assets and accrued liabilities for the current portions and other assets and other noncurrent liabilities for the noncurrent portions. Customer relationships, which represent the value of customer relationships obtained in acquisitions or purchased, are amortized on a straight-line basis over their estimated useful life and are included in other assets. The carrying value of intangible assets is reviewed by the Company’s management to assess the recoverability of the assets when facts and circumstances indicate that the carrying value may not be recoverable.

Derivative Financial Instruments

The Company utilizes derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The counterparties to these instruments are major financial institutions. These agreements are used to reduce the potential impact of increases in interest rates on variable rate long-term debt. The difference between the fixed rate leg and the variable rate leg of the swap, to be paid or received, is accrued and recognized as an adjustment to interest expense. Additionally, the changes in the fair market value of swaps designated as cash flow hedges are accounted in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and swaps that are not designated are marked to market through gain (loss) on investments.

As of February 2, 2008, the Company has two interest rate swaps. A $125.0 million (receive variable rate, pay fixed rate 6.0%) notional amount swap, which expires in fiscal year 2009, had previously been designated as a cash flow hedge against variability in future interest payments on the $125.0 million variable rate bond facility. On

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 26, 2007, the $125.0 million notional amount swap was de-designated in accordance with SFAS No. 133 due to the Company’s decision to prepay the underlying debt. This swap will be marked to market through gain (loss) on investments through its expiration date. A $80.0 million (receive variable rate, pay fixed rate 5.155%) notional amount swap, which expires in fiscal year 2013, has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million Series C senior notes and is marked to market through accumulated other comprehensive income (loss).

As of February 2, 2008 and February 3, 2007, the Company had swaps with a negative fair value of $8.3 million and $1.4 million, respectively. As of February 2, 2008 and February 3, 2007, $6.0 million and $1.4 million of the Company’s interest rate swap liability related to swaps designated as a cash flow hedge associated with the Company’s borrowings. During fiscal years 2008 and 2007, there was no material hedge ineffectiveness recorded by the Company. The Company reclassified gains on de-designation of interest rate swaps of $0.1 million from other comprehensive income and into earnings in fiscal year 2008. The net amount of losses reclassified from other comprehensive income and into earnings, excluding the charges for de-designation, is $0.1 million, $0.2 million, and $0.4 million in fiscal years 2008, 2007 and 2006, respectively. Any hedge ineffectiveness is recorded as a component of interest expense.

In fiscal year 2007, the Company terminated forward starting interest rate swaps with a combined notional value of $125.0 million subsequent to their de-designation during the fourth quarter of fiscal year 2006. Additionally, in the fourth quarter of fiscal year 2006, the Company de-designated and terminated interest rate swaps with a combined notional value of $125.0 million. Those interest rate swaps were being used to hedge variable rate debt that was paid off during the fourth quarter of fiscal year 2006. The Company reclassified losses on de-designation of interest rate swaps of $1.3 million from other comprehensive income and into earnings in fiscal year 2006.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2009 for the Company) and interim periods within those fiscal years. The Company has determined that the adoption of SFAS No. 157 will not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115,” which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective for the first fiscal year beginning after November 15, 2007 (fiscal year 2009 for the Company). The Company has determined that the adoption of SFAS No. 159 will not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2010 for the Company). The Company believes that the adoption of SFAS No. 161 will not have a material impact on its consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)  Acquisitions

Parisian

Effective October 2, 2006, the Company completed the acquisition of all of the capital stock of the corporations that operated 40 Parisian stores, the Parisian corporate headquarters, and a distribution center (“Parisian Acquisition”) from Saks Incorporated (“Saks”) for a purchase price of $314.7 million. The primary reason for the purchase was to support the Company’s strategic expansion objectives and to better position the Company in strategic markets, including Alabama and Georgia. The results of the acquired operations have been included in the consolidated financial statements from the date of acquisition. Parisian department stores were located in nine states throughout the Southeast and Midwest.

Goodwill of $74.7 million as of February 2, 2008 resulted from excess purchase price over the fair market value of the acquired assets, net of assumed liabilities. These assumed liabilities included $25.4 million in unfavorable lease obligations that have a weighted average amortization period of 17.0 years from the date of acquisition. During fiscal year 2008, goodwill increased $16.8 million primarily due to a $19.2 million decrease in the fair value of property and equipment, an $8.0 million increase in lease termination costs, a $4.7 million decrease in capital lease obligations and a $3.5 million decrease in unfavorable lease obligations based on information obtained throughout fiscal year 2008. No goodwill for the Parisian acquisition is deductible for tax purposes.

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed, which includes transaction costs:

Dollars in thousands

Accounts receivable, net	$1,058
Inventory	207,012
Other current assets	4,498
Property and equipment	179,417
Goodwill	74,742
Deferred income taxes	24,447
Other assets	6,545

Total assets acquired	497,719

Current liabilities	159,487
Long-term liabilities	23,528

Total liabilities assumed	183,015

Net assets acquired	$314,704

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the Parisian Acquisition involuntary employee termination benefits, exit plans and relocation plans activity from the acquisition date:

	Severance &	Lease Buyout	Relocation
	Retention Costs	Costs	Costs

Balance at October 2, 2006	$19,605	$10,462	$1,655
Adjustments to goodwill	(1,426)	(2,183)	162
Utilization/Payments	(436)	—	(381)

Balance at February 3, 2007	$17,743	$8,279	$1,436

Adjustments to goodwill	(1,683)	7,715	(39)
Utilization/Payments	(16,060)	(9,487)	(1,092)

Balance at February 2, 2008	$—	$6,507	$305

Effective October 30, 2006, the Company sold certain assets and lease rights related to four of the Parisian stores for $25.7 million. In fiscal year 2008, the Company completed the disposition of 11 additional Parisian stores and during the third quarter re-branded the remaining 25 Parisian stores as Belk.

Migerobe, Inc.

Effective July 30, 2006, the Company completed the acquisition of the assets of Migerobe, Inc. (“Migerobe”), a company that leased fine jewelry departments in 35 Belk stores, for a purchase price of $19.1 million. Goodwill of $4.3 million as of February 2, 2008 resulted from excess purchase price over the fair market value of the acquired assets, net of assumed liabilities. The primary purpose of the acquisition was to replace the leased fine jewelry departments in the Belk stores with a Belk owned department of better fashion jewelry. The results of the Migerobe operations have been included in the consolidated financial statements from the date of acquisition.

Proffitt’s and McRae’s

Effective on July 3, 2005, the Company completed the acquisition of 22 Proffitt’s stores and 25 McRae’s stores from Saks at a purchase price of $622.3 million. Goodwill of $247.9 million as of February 2, 2008 resulted from excess purchase price over the fair market value of the acquired assets, net of assumed liabilities. The results of the Proffitt’s and McRae’s stores have been included in the consolidated financial statements from the date of acquisition. The primary reason for the goodwill in the Proffitt’s and McRae’s acquisition was that the market value of the acquired stores based on their earnings potential exceeded the fair market value of the individual assets acquired in the acquisition. Proffitt’s and McRae’s were regional department stores located in 11 of the southeastern states where the Company’s stores operate.

(3)  Sale of Credit Card Portfolio

On January 28, 2006, GE purchased the Company’s private label credit card accounts and related customer accounts receivable for $321.3 million. Approximately $125.0 million of the proceeds from the transaction were used to reduce debt, which had been secured by the customer accounts receivable. The Company recognized a gain of $3.1 million in connection with the sale of the credit card portfolio in fiscal year 2006.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the fiscal year 2006 sale of the Company’s credit card portfolio and GE’s purchase of the PM Credit Card Portfolio, Belk and GE entered into a 10-year credit card Program Agreement. This Program Agreement sets forth among other things the terms and conditions under which GE will issue credit cards to Belk’s customers. The Company will be paid a percentage of net credit sales, as defined by the Program Agreement, for future credit card sales. Under the terms of the Program Agreement, Belk is required to perform certain duties, including receiving and remitting in-store payments on behalf of GE. Belk will receive fees for these activities. Amounts earned under the Program Agreement are recorded as a reduction of SG&A expenses. The $9.3 million intangible asset is being amortized over the 10-year term of the Program Agreement and is recorded in SG&A expenses.

In connection with the Company’s fiscal year 2007 acquisition of Parisian, GE purchased customer credit card accounts and related accounts receivable from HSBC. The Company recorded an intangible asset of $2.2 million and goodwill of $9.8 million representing the premium paid by the Company to HSBC in order to permit the transaction with GE. The intangible asset is being amortized over the 9-year remaining term of the Program Agreement and is recorded in SG&A expenses.

(4)	VISA Settlement

The Company was a member of the plaintiffs’ class in the Visa Check/MasterMoney Antitrust Litigation (the “VISA Settlement”), a class action lawsuit in which the class consisted of all businesses and organizations in the United States that accepted Visa and MasterCard debit and credit cards for payment at any time during the period October 25, 1992 to June 21, 2003. The class plaintiffs claimed that, through their “Honor All Cards” policies, Visa and MasterCard forced merchants to accept Visa and MasterCard signature debit card transactions at super competitive prices. In April 2003, Visa and MasterCard settled with the plaintiffs’ class by agreeing to pay $3.05 billion over time into a settlement fund. During the third quarter of fiscal year 2006, the Company received notice that its portion of the VISA Settlement was approximately $1.7 million. The Company recorded this amount as a reduction to SG&A expenses during fiscal year 2006. During the second quarter of fiscal year 2007, the Company received $1.7 million for the VISA settlement.

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

For fiscal year 2007, the Company received insurance recoveries of $10.7 million for Hurricane Katrina losses. Of this amount, $8.2 million has been recorded as a gain on sale of property and equipment, $0.7 million related to the business interruption coverage has been recorded as a reduction to cost of goods sold, and $1.7 million was payment for expense recoveries recognized in fiscal year 2006. The $8.2 million insurance recovery is included within net cash used by investing activities and the remainder of the recoveries is included within net cash provided by operating activities in the consolidated statement of cash flows.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)  Asset Impairment and Store Closing Costs

In fiscal year 2008, the Company recorded $8.0 million in impairment charges to adjust two retail locations’ net book values to fair market value, a $1.8 million asset impairment charge for assets related to a software development project that was abandoned and a $1.0 million charge for real estate holding costs and other store closing costs. The Company determines fair value through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

In fiscal year 2007, the Company recorded a $1.2 million asset impairment charge for a retail location’s net book value that was less than the fair market value, a $0.4 million charge for costs associated with the demolition of a portion of its corporate office building and a $2.1 million charge related to real estate holding costs and other store closing costs.

In fiscal year 2006, the Company recorded a $1.2 million asset impairment charge for assets related to a software development project that was abandoned, a $2.8 million charge for costs associated with the impairment and demolition of a portion of its corporate office building, a $0.2 million charge related to two store closings and a $0.5 million reduction to previously established reserves.

As of February 2, 2008 and February 3, 2007, the remaining reserve balance for post-closing real estate lease obligations was $7.5 million and $10.4 million, respectively. The Company does not anticipate incurring significant additional exit costs in connection with the store closings. The following is a summary of post-closing real estate lease obligations activity:

	February 2,	February 3,
	2008	2007
	(Dollars in thousands)

Balance, beginning of year	$10,411	$1,345
Charges and adjustments	8,630	11,378
Utilization/Payments	(11,558)	(2,312)

Balance, end of year	$7,483	$10,411

(7)  Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	February 2,	February 3,
	2008	2007
	(Dollars in thousands)

Unrealized gains on investments, net of $684 and $1,063 income tax expense as of February 2, 2008 and February 3, 2007, respectively	$1,153	$1,792
Unrealized loss on interest rate swaps, net of $2,241 and $125 income tax benefit as of February 2, 2008 and February 3, 2007, respectively	(3,775)	(171)
Defined benefit plans, net of $38,807 and $50,223 income tax benefit as of February 2, 2008 and February 3, 2007, respectively	(65,374)	(84,604)

Accumulated other comprehensive loss	$(67,996)	$(82,983)

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)  Accounts Receivable, Net

Accounts receivable, net consists of:

	February 2,	February 3,
	2008	2007
	(Dollars in thousands)

Accounts receivable from vendors	$46,278	$36,904
Credit card accounts receivable	15,730	16,946
Other receivables	4,073	7,676
Less allowance for doubtful accounts	(94)	(92)

Accounts receivable, net	$65,987	$61,434

Changes in the allowance for doubtful accounts are as follows:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(Dollars in thousands)

Balance, beginning of year	$92	$82	$9,986
Charged to expense	4	24	9,350
Net uncollectible balances written off	(2)	(14)	(11,349)
Reduction for sale of customer accounts receivable	—	—	(7,905)

Balance, end of year	$94	$92	$82

(9)  Investment Securities

Available-for-sale securities consist primarily of equity investments. Details of investments in available-for-sale securities are as follows:

	February 2,	February 3,
	2008	2007
	(Dollars in thousands)

Cost	$2,462	$2,462
Gross unrealized gains	1,837	2,855

Fair value of securities	$4,299	$5,317

There were no unrealized losses and no realized gains and losses on available-for-sale securities for the fiscal year 2008. Realized gains on available-for-sale securities for fiscal years 2007 and 2006 were $0.4 million and $0.6 million, respectively.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)  Property and Equipment, net

Details of property and equipment, net are as follows:

	Estimated	February 2,	February 3,
	Lives	2008	2007
	(In Years)	(Dollars in thousands)

Land		$62,661	$69,010
Buildings	31.5	1,022,518	1,020,759
Furniture, fixtures and equipment	3-7	1,083,081	1,020,991
Property under capital leases	5-20	56,980	61,050
Construction in progress		50,187	40,189

		2,275,427	2,211,999
Less accumulated depreciation and amortization		(1,027,397)	(931,573)

Property and equipment, net		$1,248,030	$1,280,426

The Company recorded depreciation and amortization expense related to property and equipment of $158.5 million, $138.6 million and $111.2 million in fiscal years 2008, 2007 and 2006, respectively.

(11)  Sale of Properties

During fiscal year 2008, the Company sold five former Parisian stores for net proceeds of $18.5 million, one former Proffitt’s and McRae’s store for net proceeds of $9.9 million and one other store for net proceeds of $0.8 million.

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

During fiscal year 2006, the Company sold a portion of its headquarters building located in Charlotte, NC for $47.2 million. The Company also entered into a lease arrangement with the purchaser of the property to lease the property for a term of 15 years. The fiscal year 2006 sale and leaseback transaction resulted in a gain on the sale of the property of $31.4 million, which has been deferred and is being recognized ratably over the lease term.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)  Amortizing Intangibles

Amortizing intangibles are comprised of the following:

	February 2,	February 3,
	2008	2007
	(Dollars in thousands)

Amortizing intangible assets:
Favorable lease intangibles	$9,692	$9,735
Accumulated amortization — favorable lease intangibles	(1,281)	(699)
Credit card and customer list intangibles	18,746	18,746
Accumulated amortization — credit card and customer list intangibles	(6,146)	(3,567)
Other intangibles	13,979	13,605
Accumulated amortization — other intangibles	(9,482)	(7,793)

Net amortizing intangible assets	$25,508	$30,027

Amortizing intangible liabilities:
Unfavorable lease intangibles	$(33,606)	$(38,909)
Accumulated amortization — unfavorable lease intangibles	3,399	1,798

Net amortizing intangible liabilities	$(30,207)	$(37,111)

(13)  Accrued Liabilities

Accrued liabilities are comprised of the following:

	February 2,	February 3,
	2008	2007
	(Dollars in thousands)

Salaries, wages and employee benefits	$34,141	$43,281
Accrued capital expenditures	21,401	11,069
Taxes, other than income	17,415	21,359
Rent	8,312	10,115
Sales returns allowance	7,412	7,328
Interest	6,714	4,066
Store closing reserves	6,504	9,574
Self insurance reserves	6,135	8,278
Advertising	3,245	3,755
Severance	180	15,427
Other	27,723	32,373

Accrued Liabilities	$139,182	$166,625

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)  Borrowings

Long-term debt and capital lease obligations consist of the following:

	February 2,	February 3,
	2008	2007
	(Dollars in thousands)

Credit facility term loan	$350,000	$350,000
Bond facility	—	125,000
Senior notes	325,000	200,000
Capital lease agreements through August 2020	29,361	38,342
State bond facility	17,780	21,000

	722,141	734,342
Less current installments	(4,481)	(4,594)

Long-term debt and capital lease obligations, excluding current installments	$717,660	$729,748

As of February 2, 2008, the annual maturities of long-term debt and capital lease obligations over the next five years are $4.5 million, $4.2 million, $3.2 million, $353.1 million, and $3.3 million, respectively. The Company made interest payments of $49.3 million, $45.1 million and $39.2 million, of which $1.9 million, $2.1 million and $2.5 million was capitalized into property and equipment during 2008, 2007 and 2006, respectively.

Under its credit facility, the Company may borrow up to $750.0 million. Through October 2009, under certain circumstances the credit facility may be increased to $850.0 million at the Company’s request. The credit facility allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and as of February 2, 2008 stands at LIBOR plus 87.5 basis points or prime (5.42% at February 2, 2008). The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company had $11.9 million of standby letters of credit and a $350.0 million term loan outstanding under the credit facility at February 2, 2008. As of February 2, 2008, availability under the credit facility was $388.1 million.

On August 31, 2007, the Company entered into a $125.0 million ten-year fixed rate, 6.2%, senior note agreement due August 31, 2017 in order to refinance the $125.0 million ten-year variable rate bond facility due July 2008, which was prepaid in full on November 1, 2007. During fiscal year 2006, the Company also issued $200.0 million in senior notes that expire between July 2012 and July 2015. Of the outstanding balance, $120.0 million of the senior notes bear interest at a fixed rate between 5.05% and 5.31%, and the remaining $80.0 million have variable interest based on three-month LIBOR plus 80 basis points, or 5.18% at February 2, 2008. The senior notes have restrictive covenants that are similar to the Company’s credit facility.

During fiscal year 2006, the Company entered into a $21.0 million, 20-year variable rate, 3.28% at February 2, 2008, state bond facility in connection with construction of a distribution center in Mississippi. The proceeds from the debt issuance were held in a trust account until the Company disbursed funds for the construction of the distribution center. At the end of fiscal year 2008, the Company had received $18.1 million for acquisition and construction costs and the remaining proceeds were repaid.

Because interest rates on certain debt agreements have variable interest rates, the Company has entered into interest rate swap agreements with financial institutions to manage the exposure to changes in interest rates. As of February 2, 2008, the Company has two interest rate swaps. A $125.0 million (receive variable, pay fixed rate 6.0%) notional amount swap, which expires in fiscal year 2009, that had previously been designated as a cash flow hedge against variability in future interest payments on the $125.0 million variable rate bond facility. On July 26, 2007, the $125.0 million notional amount swap was de-designated in accordance with SFAS No. 133 due to the Company’s

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decision to prepay the underlying debt. This swap will be marked to market through gain (loss) on investments through its expiration date. A $80.0 million (receive variable rate, pay fixed rate 5.155%) notional amount swap, which expires in fiscal year 2013, has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million Series C senior notes and is marked to market through accumulated other comprehensive income (loss).

The debt facilities place certain restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock and guarantees, and require maintenance of minimum financial ratios. As of February 2, 2008, the Company was in compliance with all covenants and does not anticipate that complying with the covenants will affect the Company’s liquidity in fiscal year 2009.

(15)  Deferred Compensation and Other Noncurrent Liabilities

Deferred compensation and other noncurrent liabilities are comprised of the following:

	February 2,	February 3,
	2008	2007
	(Dollars in thousands)

Pension Liability	$59,123	$73,228
Deferred Compensation Plans	31,818	29,197
Deferred Gain on Sale/Leaseback	31,327	27,073
Unfavorable Lease Liability	28,318	34,524
Income Tax Reserves	27,421	9,977
Post-Retirement Benefits	24,411	26,049
Supplemental Executive Retirement Plans	23,028	21,340
Deferred Rent	20,825	15,128
Self-Insurance Reserves	10,097	12,118
Developer Incentive Liability	7,853	6,430
Other Noncurrent Liabilities	4,606	4,864

Deferred Compensation and Other Noncurrent Liabilities	$268,827	$259,928

(16)  Leases

The Company leases certain of its stores, warehouse facilities and equipment. The majority of these leases will expire over the next 15 years. The leases usually contain renewal options and provide for payment by the lessee of real estate taxes and other expenses and, in certain instances, contingent rentals determined on the basis of a percentage of sales in excess of stipulated minimums. Assets under capital lease and accumulated amortization were $57.0 million and $34.0 million, respectively, at February 2, 2008 and are included in property and equipment, net.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under non-cancelable leases, net of future minimum sublease rental income under non-cancelable subleases, as of February 2, 2008 were as follows:

Fiscal Year	Capital	Operating
	(Dollars in thousands)

2009	$6,449	$71,383
2010	5,849	68,256
2011	4,647	62,091
2012	4,292	54,467
2013	4,268	49,010
After 2013	13,170	306,828

Total	38,675	612,035
Less sublease rental income	—	(22,367)

Net rentals	38,675	$589,668

Less imputed interest	(9,314)

Present value of minimum lease payments	29,361
Less current portion	(4,481)

Noncurrent portion of the present value of minimum lease payments	$24,880

Sublease rental income primarily relates to the portion of the Company’s headquarters building located in Charlotte, NC that was sold and leased back by the Company during fiscal year 2008 and was subsequently subleased by the Company.

Net rental expense for all operating leases consists of the following:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(Dollars in thousands)

Buildings:
Minimum rentals	$75,098	$57,967	$40,972
Contingent rentals	4,665	5,978	4,205
Sublease rental income	(2,308)	(655)	(524)
Equipment	1,999	1,638	1,567

Total net rental expense	$79,454	$64,928	$46,220

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)  Income Taxes

Federal and state income tax expense was as follows:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(Dollars in thousands)

Current:
Federal	$29,469	$72,106	$52,867
State	2,078	5,671	4,189

	31,547	77,777	57,056

Deferred:
Federal	14,365	18,007	18,017
State	(3,008)	1,416	1,427

	11,357	19,423	19,444

Income taxes	$42,904	$97,200	$76,500

A reconciliation between income taxes and income tax expense computed using the federal statutory income tax rate of 35% is as follows:

	February 2,	February 3,	January 28,
	2008	2007	2006
	(Dollars in thousands)

Income tax at the statutory federal rate	$48,525	$97,668	$74,744
State income taxes, net of federal income tax benefit	(839)	4,607	3,011
Increase in cash surrender value of officers’ life insurance	(5,201)	(4,355)	(3,396)
Other	419	(720)	2,141

Income taxes	$42,904	$97,200	$76,500

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consist of:

	February 2,	February 3,
	2008	2007
	(Dollars in thousands)

Deferred tax assets:
Prepaid pension costs	$22,425	$27,510
Benefit plan costs	32,231	31,553
Restructuring and other reserves	15,312	30,480
Inventory capitalization	3,821	3,358
Tax carryovers	6,788	2,951
Interest rate swaps	3,219	1,822
Prepaid rent	7,805	5,662
Intangibles	13,187	14,447
Other	8,825	6,244

Gross deferred tax assets	113,613	124,027
Less valuation allowance	(233)	(233)

Net deferred tax assets	113,380	123,794

Deferred tax liabilities
Property and equipment	62,691	84,782
Intangibles	7,537	7,844
Inventory	41,933	42,570
Investment securities	1,649	2,049
Goodwill	15,072	9,203
Other	6,595	5,201

Gross deferred tax liabilities	135,477	151,649

Net deferred tax liabilities	$22,097	$27,855

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the temporary differences becoming deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback year(s) if carryback is permitted under the tax law, and tax planning strategies in making this assessment. As a result, the Company has concluded that no additional valuation allowances were needed other than those previously established in prior years.

During fiscal year 2008 and fiscal year 2007 the Company recognized $2.9 million and $1.2 million, respectively, of excess tax benefits in connection with the issuance of stock compensation awards.

As of February 2, 2008, the Company has net operating loss carryforwards for federal and state income tax purposes, net of valuation allowances, of $0.6 million and $119.2 million, respectively. These carryforwards expire at various intervals through fiscal year 2027 but primarily in fiscal years 2011 and 2023, respectively. The Company also has state job credits of $1.9 million, which are available to offset future taxable income, if any. These credits expire between fiscal years 2016 and 2022. Some of the loss carryforwards are limited to an annual deduction of approximately $0.3 million under a provision of IRC Section 382. In addition, the Company has alternative minimum tax net operating loss carryforwards of $0.6 million, net of valuation allowances, which are available to reduce future alternative minimum taxable income at various intervals expiring through fiscal year 2011.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)  Uncertain Tax Positions

The Company adopted FIN 48 on February 4, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recognized a decrease of $0.2 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the February 4, 2007 balance of retained earnings. The implementation also resulted in the recognition of an additional $17.5 million in the liability for unrecognized tax benefits with an offset to deferred tax assets and liabilities.

As of February 2, 2008, the total gross unrecognized tax benefit was $23.7 million. Of this total, $6.9 million represents the amount of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in a future period. A reconciliation of the beginning and ending amount of total unrecognized tax benefits, is as follows:

February 2,
2008

Balance, beginning of year	$23,754
Additions for tax positions from prior years	6,826
Reductions for tax positions from prior years	(4,408)
Additions for tax positions related to the current year	4,206
Lapse in statute of limitations	—
Settlement payments	(6,647)

Balance, end of year	$23,731

As part of its continuing practice, the Company has accrued interest related to unrecognized tax benefits in interest expense while accruing penalties related to unrecognized tax benefits in tax expense. Total accrued interest and penalties for unrecognized tax benefits (net of the federal benefit on state issues) as of February 2, 2008 were $4.1 million, of which $1.3 million was recognized during fiscal year 2008. Any prospective adjustments to the Company’s gross unrecognized tax benefit will be recorded as an increase or decrease to interest expense and/or the provision for income taxes (for taxes and penalties) affecting the effective tax rate.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for tax years through 2004. All material state and local income tax matters have been concluded for tax years through 2002. During fiscal year 2008, federal income tax returns for tax years 2003 and 2004 were under examination. In connection with the Internal Revenue Service (“IRS”) examination of the Company’s 2003 and 2004 income tax returns, the IRS proposed adjustments to the Company’s gain on sale of business property and sale leaseback of leasehold improvements tax positions. On June 29, 2007, the Company reached an agreement with the IRS and paid $6.7 million to settle the audited years. Overall, the settlement decreased the Company’s reserves for uncertain tax positions by $7.8 million, of which $0.6 million was recorded as a decrease to interest expense, $0.5 million as a reduction to deferred tax assets and $6.7 million as a reduction to cash during the second quarter of fiscal year 2008. The Company made additional payments of $1.2 million relating to the effect of the IRS settlement on tax years 2003 and 2004 for state tax purposes. The additional payments did not impact the Company’s effective tax rate for fiscal year 2008. The IRS has indicated that it will examine the Company’s 2005 and 2006 tax year returns. The Company anticipates that this audit will commence within the next 12 months. The Company, at this time, does not expect a material change to its gross unrecognized tax benefit over the next 12 months.

The State of North Carolina is currently examining tax years 2002 through 2004. The Company has extended the statute of limitations through July 15, 2008 for the years ended 2002 and 2003 in conjunction with the North Carolina audit.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Pension, SERP And Postretirement Benefits

The Company has a defined benefit pension plan, the Belk Pension Plan, which has been partially frozen and closed to new participants. Effective January 1, 2007, the Company offered participants remaining in the pension plan a one-time irrevocable election to freeze their defined benefits and begin participating in an enhanced 401(K) plan. The plan change resulted in a curtailment charge of $0.7 million during fiscal year 2007.

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

The Company also provides postretirement medical and life insurance benefits to certain retired full-time employees. The Company accounts for postretirement benefits by recognizing the cost of these benefits over an employee’s estimated term of service with the Company, in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS No. 87, 88, 106, and 132(R),” the Company is reporting the current portion of liabilities separately from the long term portion.

The change in the projected benefit obligation, change in plan assets, funded status, amounts recognized and unrecognized, net periodic benefit cost and actuarial assumptions are as follows:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	February 2,	February 3,	February 2,	February 3,	February 2,	February 3,
	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)

Change in projected benefit obligation:
Benefit obligation at beginning of year	$410,106	$382,333	$12,322	$11,546	$28,836	$28,308
Service cost	3,509	3,585	186	133	167	158
Interest cost	23,132	21,545	708	656	1,674	1,598
Actuarial gains (losses)	(1,442)	25,024	196	1,445	(709)	1,531
Benefits paid	(25,015)	(22,381)	(1,432)	(1,458)	(2,820)	(2,759)

Benefit obligation at end of year	410,290	410,106	11,980	12,322	27,148	28,836

Change in plan assets:
Fair value of plan assets at beginning of year	336,878	318,560	—	—	—	—
Actual return on plan assets	39,304	40,699	—	—	—	—
Contributions to plan	—	—	1,432	1,458	2,820	2,759
Benefits paid	(25,015)	(22,381)	(1,432)	(1,458)	(2,820)	(2,759)

Fair value of plan assets at end of year	351,167	336,878	—	—	—	—

Funded Status	(59,123)	(73,228)	(11,980)	(12,322)	(27,148)	(28,836)
Unrecognized net transition obligation	—	—	—	—	1,309	1,570
Unrecognized prior service costs	3,709	4,204	2	2	—	—
Unrecognized net loss	96,007	125,269	1,954	1,954	1,198	1,826

Net prepaid (accrued)	$40,593	$56,245	$(10,024)	$(10,366)	$(24,641)	$(25,440)

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees.

Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	February 2,	February 3,	February 2,	February 3,	February 2,	February 3,
	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)

Accrued liabilities	$—	$—	$1,089	$1,180	$2,737	$2,787
Deferred income tax assets	37,144	48,229	729	729	932	1,262
Deferred compensation and other noncurrent liabilities	59,123	73,228	10,891	11,141	24,411	26,049
Accumulated other comprehensive loss	(62,572)	(81,244)	(1,227)	(1,226)	(1,575)	(2,134)

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	February 2,	February 3,	February 2,	February 3,	February 2,	February 3,
	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)

Obligation and funded status at November 1, 2007 and 2006, respectively:
Projected benefit obligation	$410,290	$410,106	$11,980	$12,322	$27,148	$28,836
Accumulated benefit obligation	410,290	410,106	11,132	11,127	N/A	N/A
Fair value of plan assets	351,167	336,878	—	—	—	—

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	February 2,	February 3,	February 2,	February 3,	February 2,	February 3,
	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)

Net actuarial loss	$(60,245)	$(78,606)	$(1,226)	$(1,225)	$(754)	$(1,148)
Prior service cost	(2,327)	(2,638)	(1)	(1)	—	—
Transition obligation	—	—	—	—	(821)	(986)

	$(62,572)	$(81,244)	$(1,227)	$(1,226)	$(1,575)	$(2,134)

Activity related to plan assets and benefit obligations recognized in accumulated other comprehensive loss are as follows:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	February 2,	February 3,	February 2,	February 3,	February 2,	February 3,
	2008	2007	2008	2007	2008	2007
	(Dollars in thousands)

Adjustment to minimum liability	$11,015	$(5,733)	$(123)	$—	$291	$—
Service cost	—	2,250	—	—	—	—
Interest cost	—	13,519	—	—	—	—
Expected return on plan assets	—	(15,012)	—	—	—	—
Amortization of unrecognized items:
Net transition obligation	—	—	—	—	164	—
Prior service cost	311	—	—	—	—	—
Net losses	7,346	7,540	122	—	104	—

	$18,672	$2,564	$(1)	$—	$559	$—

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average assumptions were:

	Pension Plan			Old SERP Plan			Postretirement Plan
	February 2,	February 3,	January 28,	February 2,	February 3,	January 28,	February 2,	February 3,	January 28,
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Discount rates	6.125%	5.750%	5.750%	6.125%	5.750%	5.750%	6.125%	5.750%	5.750%
Rates of compensation increase	4.0	4.0	3.0	4.0	4.0	3.0	N/A	N/A	N/A
Return on plan assets	8.25	8.5	8.5	N/A	N/A	N/A	N/A	N/A	N/A

The Company developed the discount rate by matching the projected future cash flows of the plan to a modeled yield curve of over 500 Aa-graded, noncallable bonds. Based on this analysis, management selected a 6.125% discount rate, which represented the calculated yield curve rate plus 25 basis points. The pension plan’s expected return assumption is based on the weighted average aggregate long-term expected returns of various actively managed asset classes corresponding to the plan’s asset allocation.

SFAS No. 158 requires the Company to transition its measurement date to the end of fiscal year 2009 as compared to measurement dates of November 1 for previous fiscal years. This will result in a measurement period of fifteen months during fiscal year 2009, 3 months of which will be recorded as an adjustment to retained earnings.

The measurement date for the defined benefit pension plan, Old SERP and post retirement benefits is November 1. For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal year 2008; the rate was assumed to decrease to 5.0% gradually over the next 3 years and remain at that level for fiscal years thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation as of February 2, 2008 by $0.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended February 2, 2008 by $0.1 million. Decreasing the assumed health care cost trend rates by one percentage point would decrease the accumulated postretirement benefit obligation as of February 2, 2008 by $0.5 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended February 2, 2008 by $0.1 million.

The Company maintains policies for investment of pension plan assets. The policies set forth a structure for managing assets, which includes various asset classes and investment management styles that, in the aggregate, are expected to produce a sufficient level of diversification and investment return over time and provide for the availability of funds for benefits as they become due. The policies also provide guidelines for each investment portfolio that control the level of risk assumed in the portfolio and ensure that assets are managed in accordance with stated objectives.

The asset allocation for the pension plan is as follows:

	Target Allocation	Percentage of Plan Assets at Measurement Date
	January 31,	February 2,	February 3,	January 28,
	2009	2008	2007	2006

Equity Securities	65 - 70%	65%	68%	69%
Fixed Income	30 - 35%	34%	31%	30%
Cash	0%	1%	1%	1%

Total	100%	100%	100%	100%

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects to have the following benefit payments related to its pension, Old SERP and postretirement plans in the coming years:

Fiscal Year	Pension Plan	Old SERP Plan	Postretirement Plan
	(Dollars in thousands)

2009	$24,523	$1,089	$2,820
2010	24,677	1,058	2,756
2011	24,922	1,027	2,698
2012	25,348	998	2,667
2013	25,936	969	2,635
2014 — 2018	140,830	6,276	12,390

The Company is not required to make a contribution to its defined benefit pension plan during fiscal year 2009 but continues to evaluate whether an optional payment would be in the Company’s best interest. The Company expects to contribute $1.1 million and $2.8 million to its Old SERP and postretirement plan, respectively, in fiscal year 2009.

The components of net periodic benefit expense are as follows:

	Pension Plan			Old SERP Plan			Postretirement Plan
	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
	February 2,	February 3,	January 28,	February 2,	February 3,	January 28,	February 2,	February 3,	January 28,
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(Dollars in thousands)

Service cost	$3,509	$3,585	$5,077	$186	$133	$124	$167	$158	$156
Interest cost	23,132	21,545	21,423	707	655	700	1,674	1,598	1,502
Expected return on assets	(23,191)	(23,924)	(25,198)	—	—	—	—	—	—
Amortization of unrecognized items:
Net transition obligation	—	—	—	—	—	—	262	262	262
Prior service cost	495	576	1,362	1	2	13	—	—	—
Net losses (gains)	11,707	12,016	10,939	195	42	47	165	(73)	(425)

Annual benefit expense	$15,652	$13,798	$13,603	$1,089	$832	$884	$2,268	$1,945	$1,495

Curtailment (gain)/loss	—	690	7,459	—	—	—	—	—	—

Total expense	$15,652	$14,488	$21,062	$1,089	$832	$884	$2,268	$1,945	$1,495

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2009 are as follows:

			Postretirement
	Pension Benefits	Old SERP Plan	Benefits
	(Dollars in thousands)

Amortization of actuarial loss	$9,837	$217	$20
Amortization of prior service cost	495	1	—
Amortization of transition obligation	—	—	329

Total recognized from other comprehensive income	$10,332	$218	$349

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Other Employee Benefits

The Belk Employees’ Health Care Plan provides medical and dental benefits to substantially all full-time employees. This Plan is “self-funded” for medical and dental benefits through a 501 (c) (9) Trust. The Group Life Insurance Plan and The Belk Employees Short Term Disability Insurance Plan provide insurance to substantially all full-time employees and are fully insured through contracts issued by insurance companies. Expense recognized by the Company under these plans amounted to $43.9 million, $44.0 million and $34.9 million in fiscal years 2008, 2007 and 2006, respectively.

The Belk 401(k) Savings Plan, a defined contribution plan, provides benefits for substantially all employees. The contributions to the plan are comprised of a matching contribution, generally 100% of the employees’ contribution up to 6% of eligible compensation. A basic contribution is also given to certain employees resulting from a prior benefit formula, approximately 2% of eligible compensation, regardless of the employees’ contributions. Effective January 1, 2006, the plan was amended to provide an additional matching benefit for all new associates and for those associates whose benefit was frozen under the pension plan. Generally, the matching contribution was increased from 50% to 100% of the employee’s contribution, up to 6% of eligible compensation. The cost of the plan was $12.8 million, $11.3 million and $8.7 million in fiscal years 2008, 2007 and 2006, respectively.

The Company has a non-qualified 401(k) Restoration Plan for highly compensated employees, as defined by ERISA. The plan provides contributions to a participants’ account ranging from 2% to 4.5% of eligible compensation to restore benefits limited in the qualified 401(k) plan. Participants can contribute up to 25% of eligible compensation. The cost of the plan in fiscal years 2008, 2007 and 2006 was $1.0 million, $1.3 million and $1.6 million, respectively.

The 2004 SERP, a non-qualified defined contribution retirement benefit plan for certain qualified executives, provides annual contributions ranging from 9% to 11% of eligible compensation to the participants’ accounts, which earn 6.5% interest annually. The contribution and interest costs charged to operations were $2.4 million, $1.5 million and $1.7 million in fiscal years 2008, 2007 and 2006, respectively.

Certain eligible employees participate in a non-qualified Deferred Compensation Plan (“DCP”). Participants in the DCP have elected to defer a portion of their regular compensation subject to certain limitations prescribed by the DCP. The Company is required to pay interest on the employees’ deferred compensation at various rates that have historically been between 7% and 15%. Interest cost related to the plan and charged to interest expense was $3.9 million, $4.2 million and $3.7 million in fiscal years 2008, 2007 and 2006, respectively.

Effective January 1, 2006, the Company established the Pension Restoration Plan, a non-qualified defined contribution plan. The plan provides benefits for certain officers, whose pension plan benefit accruals were frozen, that would have been otherwise grandfathered in their pension participation based on age and vesting. Accrued expense of $0.5 million, $0.6 million and $0.1 million was incurred for fiscal years 2008, 2007 and 2006, respectively, to provide benefits under this plan.

(21)	Stock-Based Compensation

Under the Belk, Inc. 2000 Incentive Stock Plan (the “Incentive Plan”), the Company is authorized to award up to 2.8 million shares of common stock for various types of equity incentives to key executives of the Company.

The Company recognized compensation expense (income), net of tax, under the Incentive Plan of $(1.2) million, $6.0 million and $3.1 million for fiscal years 2008, 2007 and 2006, respectively.

Performance Based Stock Award Programs

The Company has a performance based stock award program (the “Long Term Incentive Plan” or “LTI Plan”), which the Company grants, under its Incentive Plan, stock awards to certain key executives. Shares awarded under

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the LTI Plan vary based on company results versus specified cumulative three-year performance targets and generally vest at the end of each three-year period.

LTI Plan compensation costs recorded under SFAS No. 123(R) are computed using the fair value stock price on the grant date based on a third-party valuation and the estimated expected attainment of performance goals. The Company issues new shares of common stock as the awards vest at the end of each three-year period. As of February 2, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the LTI Plan.

The Company modified the plan goals for the 28 participants of the LTI Plan that vested at the end of fiscal year 2007 to incorporate the impact on financial results of the acquisition of the Proffitt’s, McRae’s and Parisian stores. The plan change increased compensation cost for fiscal year 2007 by $1.8 million.

The weighted-average grant-date fair value of shares granted under the LTI Plans during fiscal years 2008, 2007 and 2006 was $30.81, $20.41 and $15.60, respectively. The total fair value of stock grants issued under the LTI Plans during fiscal years 2008, 2007 and 2006 was $11.2 million, $6.4 million and $3.9 million, respectively. The total fair value of stock grants vested under the LTI Plans during fiscal years 2008, 2007 and 2006 was $1.4 million, $9.6 million and $6.4 million, respectively.

Activity under the LTI Plan during the year ended February 2, 2008 is as follows:

		Weighted-Average
		Grant Date Fair
	Shares	Value per Share
	(In thousands)

Nonvested at February 3, 2007	578	$18.30
Granted	256	30.81
Changes in Performance Estimates	(769)	22.49
Vested	(52)	17.14
Forfeited	(13)	23.78

Nonvested at February 2, 2008	—	—

The Company implemented performance-based stock award programs (the “Executive Transition Incentive Plans” or the “ETI Plans”) in connection with the acquisition and integration of the Proffitt’s and McRae’s stores (the “PM Plan”) and Parisian stores (the “Parisian Plan”) in fiscal years 2006 and 2007, respectively. Shares awarded under the ETI Plans vary based upon Company results versus specified performance targets. Shares awarded in the PM Plan vested at the end of each of two one-year performance periods ended August 4, 2007 and July 29, 2006. Shares awarded in the Parisian Plan vested at the end of a 16 month period, ending February 2, 2008. In addition, during fiscal year 2008, the Company made a discretionary award of approximately 50% of the total award to the participants in the Parisian Plan. The award resulted in compensation cost for fiscal year 2008 of $0.5 million.

ETI Plans compensation costs recorded under SFAS No. 123(R) are computed using the fair value stock price on the grant date based on a third-party valuation and the estimated expected attainment of performance goals. The Company issues new shares of common stock as the awards vest at the end of each performance period. At February 2, 2008, all shares under the ETI Plans have vested.

The Company modified the plan goals for 23 of the participants of the PM Plan for the performance period that ended on August 4, 2007 to incorporate the impact on financial results of the acquisition of the Parisian stores. The plan change increased compensation cost for fiscal year 2007 by $0.6 million.

The weighted-average grant-date fair values for shares granted under the ETI Plans were $27.15, $26.40 and $17.00 for fiscal years 2008, 2007 and 2006, respectively. The total fair value of stock grants vested and issued

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the ETI Plans during fiscal years 2008 and 2007 was $4.5 and $2.1 million, respectively. The total fair value of stock grants vested under the ETI Plans during fiscal years 2008 and 2007 was $5.0 million and $2.1 million, respectively.

Activity under the ETI Plans during the year ended February 2, 2008 is as follows:

		Weighted-Average
		Grant Date Fair
	Shares	Value per Share
	(In thousands)

Nonvested at February 3, 2007	172	$21.20
Granted	38	27.15
Changes in Performance Estimates	(43)	27.02
Vested	(162)	21.02
Forfeited	(5)	26.40

Nonvested at February 2, 2008	—	—

In fiscal year 2007, the Company established a five-year performance-based incentive stock plan for the Chief Financial Officer (the “CFO Incentive Plan”). Up to 11,765 shares are awarded under the plan at the end of each fiscal year if an annual performance goal is met. Performance goals are established annually for each of the five one-year performance periods, which results in five separate grant dates. The participant has the option to receive 30% of the award in cash (liability portion) at the end of each of the five one-year periods. The annual cash award is based on the number of shares earned during the annual period times the fair market value of the Company’s stock as of the fiscal year end. The amounts under the liability portion of the award vest ratably at the end of each fiscal year. The remaining 70% of the award (equity portion) is granted in the Company’s stock. Shares granted under the equity portion vest at the end of the five-year period. The award also includes a cumulative five-year look-back feature whereby previously unearned one-year awards can be earned based on cumulative performance. The shares that were awarded based on the fiscal years 2008 and 2007 performance goal had a grant date fair value of $31 and $19 per share, respectively. The CFO Incentive Plan did not result in any compensation cost in fiscal year 2008 and $0.2 million in fiscal year 2007. Future compensation cost will be determined based on future grant date fair values and attainment of the performance goals.

Key Executive Share Grant Program

The Company had an incentive stock plan aimed at retaining certain key executives (the “Key Executive Share Grant Program”). Shares granted under the Key Executive Share Grant Program vested incrementally over a three-year term ending July 31, 2005 and were issued at the end of each 12 month vesting period. No monetary consideration was paid by employees who received incentive stock awards.

Key Executive Share Grant Program compensation costs recorded under SFAS No. 123(R) were computed using the fair value stock price on the grant date based on a third-party valuation. The Company issued new shares of common stock as the awards incrementally vested.

The weighted-average grant-date fair value for shares granted under the Key Executive Share Grant Program was $8.00 for fiscal year 2006. The total fair value of stock grants vested and issued under the Key Executive Share Grant Program during fiscal year 2006 was $4.5 million.

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

Carrying values approximate fair values for financial instruments that are short-term in nature, such as cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and lines of credit. The fair values of other financial instruments are as follows:

	February 2, 2008		February 3, 2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)

Long-term debt (excluding capitalized leases)	$692,780	$682,714	$696,000	$690,416
Interest rate swap liability	8,282	8,282	1,435	1,435
Investment securities	4,299	4,299	5,317	5,317

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

The annual due dates of purchase obligations as of February 2, 2008 are $111.8 million due within one year, $60.5 million due within two to three years, $29.4 million due within four to five years, and $6.9 million due after five years.

(24)	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the effect of contingently issuable stock-based compensation awards with performance vesting conditions as being outstanding at the beginning of the period in which all vesting conditions are met. The reconciliation of basic and diluted shares for fiscal years 2008 and 2007 is as follows:

	February 2,	February 3,
	2008	2007

Basic Shares	49,749,689	50,594,523
Dilutive contingently-issuable vested share awards	34,946	64,554

Diluted Shares	49,784,635	50,659,077

(25)	Stockholders’ Equity

Authorized capital stock of Belk, Inc. includes 200 million shares of Class A common stock, 200 million shares of Class B common stock and 20 million shares of preferred stock, all with par value of $.01 per share. At February 2, 2008, there were 47,839,626 shares of Class A common stock outstanding, 1,729,529 shares of Class B common stock outstanding, and no shares of preferred stock outstanding.

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

On April 2, 2008, the Company declared a regular dividend of $0.40 per share on 47,839,376 shares of Class A and 1,774,474 shares of Class B common stock outstanding on that date. On April 4, 2007, the Company declared a regular dividend of $0.40 per share on 48,327,819 shares of Class A and 1,915,733 shares of Class B common stock outstanding on that date.

On April 2, 2008, the Company’s Board of Directors approved a self-tender offer to purchase up to 250,000 shares of its Class A common stock and up to 750,000 shares of its Class B common stock at a price of $25.60 per share, to be paid in cash. The tender offer is expected to commence on or about April 23, 2008.

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

In October 2001, the Company extended loans to Mr. Thomas M. Belk, Jr., Mr. H.W. McKay Belk and Mr. John R. Belk in the principal amounts of $2.5 million, $2.5 million and $2.0 million, respectively. In February 2002, the loan to Mr. John R. Belk was increased to $2.5 million. The loans were being repaid to the Company in equal annual installments of $0.5 million each plus interest in cash or stock over a five-year period that began January 3, 2003. The loans bore interest at LIBOR plus 1.5%. The Company received the last payment, including principal and interest, from the three executives on January 3, 2007. The Sarbanes-Oxley Act of 2002 prohibits extensions of credit to executive officers and directors and the “material modification” of any term of a loan that was extended before July 30, 2002. The Company entered into these loans in October 2001 and February 2002, before the Sarbanes-Oxley Act of 2002 was enacted. Since that time, the Company has not made any new extensions of credit to executive officers or directors nor materially modified the terms of any existing loans.

On August 31, 2006, the Company sold approximately 187 acres of land in Lancaster County, South Carolina to John M. Belk via JMB Land Company, LLC for $4.1 million that resulted in a gain on sale of investments of $4.1 million.

(27)	Change in Accounting Principle

The Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) on January 28, 2006 and determined that there is a regulatory obligation to abate asbestos when it is disturbed, usually from construction activities during remodeling, expansion or closure. In connection with the adoption of FIN 47, the Company evaluated its exposure at stores scheduled to have such activities and recorded an asset retirement obligation of $0.3 million as of January 28, 2006. The after-tax cumulative-effect adjustment recorded in fiscal year 2006 was an expense of $0.2 million.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(28)	Selected Quarterly Financial Data (unaudited)

The following table summarizes the Company’s unaudited quarterly results of operations for fiscal years 2008 and 2007:

	Three Months Ended
	February 2,	November 3,	August 4,	May 5,
	2008	2007	2007	2007
	(In thousands, except per share amounts)

Revenues	$1,232,377	$808,338	$879,604	$904,484
Gross profit(1)	397,465	236,779	261,776	291,895
Net income	85,669	(6,925)	7,495	9,501
Basic income per share	1.73	(0.14)	0.15	0.19
Diluted income per share	1.73	(0.14)	0.15	0.19

	Three Months Ended
	February 3,	October 28,	July 29,	April 29,
	2007	2006	2006	2006
	(In thousands, except per share amounts)

Revenues	$1,405,995	$794,277	$731,972	$752,525
Gross profit(1)	482,522	258,972	244,410	247,694
Net income	113,015	23,056	26,308	19,471
Basic income per share	2.26	0.46	0.52	0.38
Diluted income per share	2.25	0.46	0.52	0.38

(1)	Gross profit represents revenues less cost of goods sold (including occupancy, distribution and buying expenses)

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

None.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of February 2, 2008, the Company’s internal control over financial reporting is effective based on the criteria established in the Internal Control-Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of February 2, 2008, has been audited by KPMG, LLP, an independent registered public accounting firm. Their attestation report, which is included herein, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter ended February 2, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Belk, Inc.:

We have audited Belk, Inc. and subsidiaries’ internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Belk, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Belk, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belk, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended February 2, 2008, and our report dated April 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Charlotte, North Carolina
April 17, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information about the Company’s directors and executive officers is included in the sections entitled “Proposal One — Election of Directors,” “Belk Management — Directors” and “Belk Management — Executive Officers” of the Proxy Statement for the Annual Meeting of the Stockholders to be held on May 28, 2008 and is incorporated herein by reference.

The information about the Company’s Audit Committee is included in the section entitled “Belk Management — Committees of the Board of Directors — Audit Committee” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2008 and is incorporated herein by reference.

The information about the Company’s compliance with Section 16 of the Exchange Act of 1934, as amended, is included in the section entitled “Section 16 Beneficial Ownership Reporting Compliance” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2008 and is incorporated herein by reference.

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

The information about security ownership is included in the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Belk Management — Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2008 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included in the section entitled “Common Stock Ownership of Management and Principal Stockholders” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2008 and is incorporated herein by reference.

Information about the equity compensation plans is included in the section entitled “Equity Compensation Plan Information” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2008 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information about transactions with related persons is included in the section entitled “Certain Transactions” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2008 and is incorporated herein by reference.

The information about director independence is included in the sections entitled “Belk Management — Corporate Governance — Independence of Directors” and “Belk Management — Committees of the Board of Directors” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2008 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the section entitled “Summary of Fees to Independent Registered Public Accountants,” of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 28, 2008, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income — Years ended February 2, 2008, February 3, 2007 and January 28, 2006.

Consolidated Balance Sheets — As of February 2, 2008 and February 3, 2007.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income — Years ended February 2, 2008, February 3, 2007 and January 28, 2006.

Consolidated Statements of Cash Flows — Years ended February 2, 2008, February 3, 2007 and January 28, 2006.

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules

None.

3. Exhibits

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

3.1		Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).
3.2		Form of Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
4.1		Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).
4.2		Articles I and IV of the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
10.1		Belk, Inc. 2000 Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed on April 28, 2000).
10	.1.1	Belk, Inc. Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K, filed on April 14, 2005).
10	.1.2	Form of Belk, Inc. 2005 Executive Transition Incentive Plan Certificate (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 22, 2005).
10	.1.3	Belk, Inc. CFO Incentive Plan (incorporated by reference to Exhibit 10.1.3 of the Company’s Annual Report on form 10-K, filed on April 13, 2006).
10.2		Belk, Inc. 2004 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
10.3		Belk, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K, filed on April 14, 2005).

10.4	Consulting Services Agreement dated as of May 26, 2004 by and between Belk, Inc. and John M. Belk (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on June 10, 2004).
10.5	Note Purchase Agreement, dated as of August 31, 2007, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as obligors, and the purchasers referred to therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 7, 2007).
10.6	Stock Purchase Agreement by and between Saks Incorporated and Belk, Inc., dated as of August 1, 2006. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on September 7, 2006).
10.7	Second Amended and Restated Credit Agreement, dated as of October 2, 2006, by and among Belk, Inc. and the subsidiaries of Belk, Inc., as borrowers, and Wachovia Bank, National Association, Bank of America, NA. and the other lenders referred to therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2006).
10.8	Note Purchase Agreement, dated as of July 12, 2005, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as obligors, and the purchasers referred to therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2005).
14.1	Belk, Inc. Code of Ethics for Senior Executive and Financial Officers (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, filed on April 14, 2004).
21.1	Subsidiaries.
23.1	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April, 2008.

BELK, INC.
(Registrant)

By:	/s/ THOMAS M. BELK, JR.
Thomas M. Belk, Jr.
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 17, 2008.

Signature	Title

/s/ THOMAS M. BELK, JR. Thomas M. Belk, Jr.	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director

/s/ H. W. MCKAY BELK H. W. Mckay Belk	President, Chief Merchandising Officer and Director

/s/ JOHN R. BELK John R. Belk	President, Chief Operating Officer and Director

/s/ J. KIRK GLENN, JR. J. Kirk Glenn, Jr.	Director

/s/ JOHN A. KUHNE John A. Kuhne	Director

/s/ ELIZABETH VALK LONG Elizabeth Valk Long	Director

/s/ THOMAS C. NELSON Thomas C. Nelson	Director

/s/ JOHN R. THOMPSON John R. Thompson	Director

/s/ JOHN L. TOWNSEND, III John L. Townsend, III	Director

/s/ BRIAN T. MARLEY Brian T. Marley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ADAM M. ORVOS Adam M. Orvos	Senior Vice President Finance (Controller and Principal Accounting Officer)