Form 10-Q
period 2008-05-03
BELK INC
filed 2008-06-12
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 3, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes       ☑ No
At June 2, 2008, the registrant had issued and outstanding 47,319,313 shares of class A common stock and 1,433,579 shares of class B common stock.

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

•
The income we receive from, and the timing of receipt of, payments from GE, the operator of our private label credit card business, which depends upon the amount of purchases made through the proprietary credit cards, the level of finance charge income generated from the credit card portfolio, the number of new accounts generated, changes in customers’ credit card use, and GE’s ability to extend credit to our customers;

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

•	The efficient and effective operation of our distribution network and information systems to manage sales, distribution, merchandise planning and allocation functions;

•
Our ability to expand our eCommerce business through the development and launch of an updated and redesigned belk.com website, including our ability to meet the systems challenges of expanding and redesigning the website and our ability to efficiently operate a new eCommerce fulfillment facility; and

•	Our ability to comply with debt covenants which could adversely affect our capital resources, financial condition and liquidity.
     For a detailed description of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned “Risk Factors” in our annual report on Form 10-K for the fiscal year ended February 2, 2008 that we filed with the SEC on April 17, 2008. Our other filings with the SEC may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.
     Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, even if future events or new information may impact the validity of such statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except share and per share amounts)

	Three Months Ended
	May 3,	May 5,
	2008	2007
Revenues	$817,312	$904,484
Cost of goods sold (including occupancy, distribution and buying expenses)	558,249	612,589
Selling, general and administrative expenses	239,235	254,279
Gain on sale of property and equipment	969	722
Asset impairment and store closing costs	559	8,617

Operating income	20,238	29,721
Interest expense, net	(13,272)	(14,620)
Gain on investments	863	—

Income before income taxes	7,829	15,101
Income tax expense	2,700	5,600

Net income	$5,129	$9,501

Basic and diluted net income per share	$0.10	$0.19

Weighted average shares outstanding — basic and diluted	49,613,850	50,243,552
See accompanying notes to unaudited consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share amounts)

	May 3,	February 2,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$131,045	$186,973
Short-term investments	17,750	—
Accounts receivable, net	50,589	65,987
Merchandise inventory	989,020	932,777
Property held for sale	—	11,036
Prepaid income taxes, expenses and other current assets	31,608	21,594

Total current assets	1,220,012	1,218,367
Investment securities	3,655	4,299
Property and equipment, net of accumulated depreciation and amortization of $1,067,443 and $1,027,397 as of May 3, 2008 and February 2, 2008, respectively	1,243,589	1,248,030
Goodwill	326,930	326,930
Deferred income taxes	6,232	5,196
Other assets	51,344	48,493

Total assets	$2,851,762	$2,851,315

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$286,891	$274,092
Accrued liabilities	158,364	135,974
Accrued income taxes	—	25,980
Deferred income taxes	28,632	27,293
Current installments of long-term debt and capital lease obligations	4,528	4,481

Total current liabilities	478,415	467,820
Long-term debt and capital lease obligations, excluding current installments	716,805	717,660
Interest rate swap liability	6,003	8,282
Deferred compensation and other noncurrent liabilities	274,039	268,827

Total liabilities	1,475,262	1,462,589

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 49.6 and 49.6 million shares issued and outstanding as of May 3, 2008 and February 2, 2008, respectively	496	496
Paid-in capital	479,327	479,020
Retained earnings	962,490	977,206
Accumulated other comprehensive loss	(65,813)	(67,996)

Total stockholders’ equity	1,376,500	1,388,726

Total liabilities and stockholders’ equity	$2,851,762	$2,851,315

See accompanying notes to unaudited consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(unaudited)
(in thousands)

					Accumulated
	Common	Common			Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at February 2, 2008	49,569	$496	$479,020	$977,206	$(67,996)	$1,388,726
Comprehensive income:
Net income	—	—	—	5,129	—	5,129
Unrealized loss on investments, net of $240 income taxes	—	—	—	—	(404)	(404)
Unrealized gain on interest rate swaps, net of $528 income taxes	—	—	—	—	889	889
Amortization of defined benefit obligations, net of $1,008 income taxes	—	—	—	—	1,698	1,698

Total comprehensive income						7,312

Cash dividends	—	—	—	(19,845)	—	(19,845)
Issuance of stock-based compensation	—	—	(444)	—	—	(444)
Stock-based compensation expense	—	—	751	—	—	751
Common stock issued	45	—	—	—	—	—

Balance at May 3, 2008	49,614	$496	$479,327	$962,490	$(65,813)	$1,376,500

See accompanying notes to unaudited consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended
	May 3,	May 5,
	2008	2007
Cash flows from operating activities:
Net income	$5,129	$9,501
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and store closing costs	559	8,617
Deferred income tax (benefit) expense	(899)	1,426
Depreciation and amortization expense	40,972	40,666
Stock-based compensation expense	751	1,819
Gain on sale of property and equipment	(312)	(198)
Amortization of deferred gain on sale and leaseback	(657)	(524)
Gain on investments	(863)	—
(Increase) decrease in:
Accounts receivable, net	15,148	12,673
Merchandise inventory	(56,243)	(84,147)
Prepaid expenses and other assets	(14,662)	(12,237)
Increase (decrease) in:
Accounts payable and accrued liabilities	36,767	38,640
Accrued income taxes	(25,980)	(22,686)
Deferred compensation and other liabilities	9,778	13,283

Net cash provided by operating activities	9,488	6,833

Cash flows from investing activities:
Purchases of short-term investments	(17,750)	(214,590)
Sales of short-term investments	—	121,445
Purchases of property and equipment	(40,340)	(51,887)
Proceeds from sales of property and equipment	14,094	42,532

Net cash used by investing activities	(43,996)	(102,500)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	355
Principal payments on long-term debt and capital lease obligations	(1,131)	(1,028)
Cash paid for withholding taxes in lieu of stock-based compensation shares	(598)	(3,678)
Stock compensation tax benefit	154	2,382
Dividends paid	(19,845)	(20,097)

Net cash used by financing activities	(21,420)	(22,066)

Net decrease in cash and cash equivalents	(55,928)	(117,733)
Cash and cash equivalents at beginning of period	186,973	171,239

Cash and cash equivalents at end of period	$131,045	$53,506

Supplemental schedule of noncash investing and financing activities:
Increase (decrease) in property and equipment through accrued purchases	$(1,546)	$6,049
Decrease in property and equipment through adjustment of Parisian goodwill	—	5,674
Decrease in property and equipment through adjustment of Parisian capital lease obligation	—	4,315
See accompanying notes to unaudited consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2008. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three months ended May 3, 2008 may not be indicative of the operating results that may be expected for the full fiscal year.
     Certain prior period amounts have been reclassified to conform with current year presentation. The Company has reclassified its investment in auction rate securities and variable rate demand notes of $93.1 million at May 5, 2007 from “Cash and Cash Equivalents” to “Short-Term Investments.” The effect of the reclassification causes the purchases and sales of these investments during the three months ended May 5, 2007 to be presented in the cash flows from investing activities line item in the consolidated statement of cash flows. This reclassification has no impact on net income, cash flows from operating activities, stockholders’ equity or total assets for the three months ended May 5, 2007.
(2) Implementation of New Accounting Standards
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2010 for the Company).
(3) Comprehensive Income
     The following table sets forth the computation of comprehensive income:

	Three Months Ended
	May 3,	May 5,
	2008	2007
	(dollars in thousands)
Net income	$5,129	$9,501
Other comprehensive income (loss):
Unrealized loss on investments, net of $240 and $22 income taxes for the three months ended May 3, 2008 and May 5, 2007, respectively.	(404)	(37)
Net change in fair value of interest rate swaps, net of $528 and $319 income taxes for the three months ended May 3, 2008 and May 5, 2007, respectively.	889	(537)
Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $20 income taxes for the three months ended May 5, 2007.	—	34
Amortization of defined benefit obligations, net of $1,008 and $1,189 income taxes for the three months ended May 3, 2008 and May 5, 2007, respectively.	1,698	2,003

Other comprehensive income	2,183	1,463

Total comprehensive income	$7,312	$10,964

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(4) Accumulated Other Comprehensive Loss
     The following table sets forth the components of accumulated other comprehensive loss:

	May 3,	February 2,
	2008	2008
	(dollars in thousands)
Unrealized gains on investments, net of $444 and $684 income taxes as of May 3, 2008 and February 2, 2008, respectively.	$748	$1,153
Unrealized loss on interest rate swaps, net of $1,713 and $2,241 income taxes as of May 3, 2008 and February 2, 2008, respectively.	(2,886)	(3,775)
Defined benefit obligations, net of $37,799 and $38,807 income taxes as of May 3, 2008 and February 2, 2008, respectively.	(63,675)	(65,374)

Accumulated other comprehensive loss	$(65,813)	$(67,996)

(5) Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The Company adopted SFAS No. 157 as of February 3, 2008. Although the adoption of SFAS No. 157 did not have an effect on the Company’s consolidated financial statements, the Company is now required to provide additional disclosures. In February 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.
     SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets and liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     As of May 3, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s investment securities and interest rate swaps. The Company utilized the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant data generated by market transactions involving identical or comparable assets or liabilities.
     The Company’s investment securities are classified as available-for-sale and the unrealized holding gains and losses are included in other comprehensive income (loss). The fair value of available-for-sale securities are based on quoted market prices. The Company has entered into interest rate swap agreements with financial institutions to manage the exposure to changes in interest rates. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at May 3, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(in thousands)	May 3,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$3,655	$3,655	$—	$—

Total assets measured at fair value	$3,655	$3,655	$—	$—

Interest rate swap liability	$6,003	$—	$6,003	$—

Total liabilities measured at fair value	$6,003	$—	$6,003	$—

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115,” which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. The Company adopted SFAS No. 159 as of February 3, 2008 but did not elect the fair value measurement option for any financial assets or liabilities.
(6) Asset Impairment and Store Closing Costs
     During the three months ended May 3, 2008, the Company recorded $0.6 million in impairment charges to adjust a retail location’s net book value to fair market value. The Company determines fair value through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. During the three months ended May 5, 2007, the Company recorded a $6.6 million impairment charge to adjust a retail location’s net book value to fair market value, a $1.8 million asset impairment charge for assets related to a software development project that was abandoned and a $0.2 million charge related to two store closings.
(7) Sale of Properties
     Effective April 22, 2008, the Company sold an acquired corporate headquarters facility, which was classified as held for sale at February 2, 2008, for $11.6 million. This transaction resulted in a gain on the sale of property of $0.5 million. In addition, the Company sold two stores for net proceeds of $2.6 million, which resulted in no gain or loss.
     Effective April 27, 2007, the Company sold a portion of its headquarters building located in Charlotte, NC for $23.3 million. The Company also entered into a lease arrangement with the purchaser of the property to lease the property for a term of 13 years, 8 months. The sale and leaseback transaction resulted in a gain on the sale of the property of $7.3 million, which has been deferred and will be recognized ratably over the lease term.
     During the three months ended May 5, 2007, the Company sold three stores for net proceeds of $16.3 million, which resulted in no gain or loss.
(8) Pension and Postretirement Benefits
     The Company has a defined benefit pension plan covering a portion of its employees. The benefits are based on years of service and the employee’s compensation. The Company also has a non-qualified defined benefit Supplemental Executive Retirement Plan (“Old SERP”), which provides retirement and death benefits to certain qualified executives and a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain retired full-time employees (“Postretirement Plan”).

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	May 3,	May 5,	May 3,	May 5,	May 3,	May 5,
	2008	2007	2008	2007	2008	2007
	(dollars in thousands)
Service cost	$859	$877	$47	$46	$33	$42
Interest cost	6,149	5,783	182	177	407	418
Expected return on plan assets	(5,896)	(5,798)	—	—	—	—
Amortization of transition obligation	—	—	—	—	65	65
Amortization of prior service cost	124	124	—	—	—	—
Amortization of net loss	2,459	2,927	54	49	4	41

Net periodic benefit expense	$3,695	$3,913	$283	$272	$509	$566

     There were no contributions to the pension plan during the three months ended May 3, 2008 or May 5, 2007. The Company is not required to make a contribution to its defined benefit pension plan during fiscal year 2009 but continues to evaluate any possible discretionary payments. The Company expects to contribute $1.1 million and $2.8 million to its Old SERP and Postretirement Plan, respectively, in fiscal year 2009.
(9) Earnings per Share
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the effect of contingently issuable stock-based compensation awards with performance vesting conditions as being outstanding at the beginning of the period in which all vesting conditions are met. The Company had no dilutive impact from its existing capital structure during the three months ended May 3, 2008 and May 5, 2007, therefore basic and diluted EPS are the same.
(10) Stock-Based Compensation
     The Company has a performance based stock award program (the “LTI Plan”), which the Company uses to grant stock awards to certain key executives. Beginning in fiscal year 2009, the LTI Plan will have a one-year performance period and a two-year service period. A portion of the earned shares will be issued at the end of the performance period with the remaining shares issued at the end of the service period.
(11) Subsequent Event
     On April 2, 2008, the Company’s Board of Directors approved a self-tender offer to purchase up to 1,000,000 shares of common stock at a price of $25.60 per share. The tender offer was initiated on April 23, 2008, and on May 22, 2008, the Company accepted for purchase 872,958 shares of common stock for $22.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned department store business in the United States, with total revenues of $3.82 billion for the fiscal year ended February 2, 2008. The Company and its predecessors have been successfully operating stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.
     The following discussion, which presents the results of the Company, should be read in conjunction with the Company’s consolidated financial statements as of February 2, 2008, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.
     The Company’s total revenues decreased 9.6% in the first quarter of fiscal year 2009 to $817.3 million due primarily to a difficult economic environment that affected consumer spending in the Company’s markets. Comparable store sales decreased 8.7%. Comparable stores include stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and exclude closed stores.
     Operating income decreased to $20.2 million in the first quarter of fiscal year 2009 compared to $29.7 million for the same period in fiscal year 2008. Net income decreased to $5.1 million or $0.10 per share in the first quarter of fiscal year 2009 compared to $9.5 million or $0.19 per share for the same period in fiscal year 2008. The decrease in net income was due primarily to the sales decline during the period, offset by lower selling, general and administrative expenses and asset impairment costs.
     The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2009” refer to the fiscal year that will end January 31, 2009 and all references to “fiscal year 2008” refer to the fiscal year ended February 2, 2008.
     As of May 3, 2008, the Company operated 307 retail department stores in 16 states, primarily in the southern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, fine jewelry, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.
     The Company seeks to be the leading department store in its markets by selling merchandise to customers that meets their needs for fashion, selection, value, quality and service. To achieve this goal, Belk’s business strategy focuses on quality merchandise assortments, effective marketing and sales promotional strategies, attracting and retaining talented, well-qualified associates to deliver superior customer service, and operating efficiently with investments in information technology and process improvement.
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
     The Company intends to continue to open new stores selectively in new and existing markets in order to increase sales, market share and customer loyalty. Management believes that opportunities for long-term growth exist in Belk markets where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. Although the Company will continue to take advantage of prudent opportunities to expand into large markets, the Company will focus its expansion on medium-sized markets and suburban communities surrounding larger metropolitan markets with store units in the 60,000 to 120,000 square-foot size range.

     The Company intends to expand and strengthen its presence as a multi-channel retailer with an expanded eCommerce initiative aimed at the development and launch of a substantially updated and redesigned website in fiscal year 2009. The updated website will enhance customers’ online shopping capabilities, offer expanded merchandise assortments and enable customers to access a broader range of Company information online, including current sales promotions, special events and corporate information.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s unaudited condensed consolidated statements of income, as well as a period comparison of changes in comparable store net revenue.

	Three Months Ended
	May 3,	May 5,
	2008	2007
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%
Cost of goods sold (including occupancy, distribution and buying expenses)	68.3	67.7
Selling, general and administrative expenses	29.3	28.1
Gain on sale of property and equipment	0.1	0.1
Asset impairment and store closing costs	0.1	1.0
Operating income	2.5	3.3
Interest expense, net	1.6	1.6
Gain on investments	0.1	—
Income before income taxes	1.0	1.7
Income tax expense	0.3	0.6
Net income	0.6	1.1

Comparable store net revenue increase (decrease)	(8.7)	2.7
Revenues
     The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes for the periods as reflected in the table below.

	Three Months Ended
	May 3,	May 5,
Merchandise Areas	2008	2007
Women’s	40%	40%
Cosmetics, Shoes and Accessories	31	30
Men’s	14	15
Home	8	8
Children’s	7	7

Total	100%	100%

Comparison of the Three months Ended May 3, 2008 and May 5, 2007
     Revenues. The Company’s revenues for the three months ended May 3, 2008 decreased 9.6%, or $87.2 million, to $817.3 million from $904.5 million over the same period in fiscal year 2008. The decrease is attributable to an 8.7% decrease in revenues from comparable stores and a $34.2 million decrease in revenues due to closed stores, partially offset by an increase in revenues from new stores of $21.8 million.
     Cost of goods sold. Cost of goods sold was $558.2 million, or 68.3% of revenues, for the three months ended May 3, 2008 compared to $612.6 million, or 67.7% of revenues, for the same period in fiscal year 2008. The decrease in the amount of cost of goods sold was due primarily to lower sales. Store occupancy and buying costs increased slightly over the same period in fiscal year 2008 and when combined with lower sales caused an increase in the cost of goods sold as a percentage of revenues for the three months ended May 3, 2008.

     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $239.2 million, or 29.3% of revenues for the three months ended May 3, 2008, compared to $254.3 million, or 28.1% of revenues for the same period in fiscal year 2008. The decrease in SG&A expenses of $15.1 million was primarily due to one-time acquisition related expenses in the prior year. The increase in SG&A expenses as a percentage of revenues was primarily due to the 9.6% decline in revenue which more than offset the improvement resulting from the decrease in the dollar amount of SG&A expenses.
     Asset impairment and store closing costs. During the three months ended May 3, 2008, the Company recorded $0.6 million in impairment charges to adjust a retail location’s net book value to fair market value. The Company determines fair value through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. During the three months ended May 5, 2007, the Company recorded a $6.6 million impairment charge to adjust a retail location’s net book value to fair market value, a $1.8 million asset impairment charge for assets related to a software development project that was abandoned and a $0.2 million charge related to two store closings.
     Income tax expense. Income tax expense for the three months ended May 3, 2008 was $2.7 million compared to $5.6 million for the same period in fiscal year 2008. The effective income tax rate for the three months ended May 3, 2008 was 34.5% compared to 37.1% in the same period in fiscal year 2008. The rate was lower for fiscal year 2009 due primarily to net operating losses generated in various states as well as lower accruals related to recorded tax exposure in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”
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
Liquidity and Capital Resources
     The Company’s primary sources of liquidity are cash on hand, cash flows from operations and borrowings under debt facilities. The Company’s debt facilities consist of a $750.0 million credit facility that matures in October 2011 and $325.0 million in senior notes. The $750.0 million credit facility is composed of an outstanding $350.0 million term loan and a $400.0 million revolving line of credit. The $325.0 million of senior notes are composed of a $125.0 million ten-year fixed rate senior note that matures in August 2017, a $100.0 million fixed rate senior note that matures in July 2015, a $20.0 million fixed rate senior note that matures in July 2012 and a $80.0 million floating rate senior note that matures in July 2012.
     The debt facilities place certain restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock and guarantees, and require maintenance of minimum financial ratios. As of May 3, 2008, the Company was in compliance with all covenants and does not anticipate that complying with the covenants will impact the Company’s liquidity in fiscal year 2009.
     Through October 2009, under certain circumstances the credit facility may be increased to $850.0 million at the Company’s request. The credit facility allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and as of May 3, 2008 was LIBOR plus 87.5 basis points. The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company had $14.3 million of standby letters of credit and a $350.0 million term loan outstanding under the credit facility at May 3, 2008. As of May 3, 2008, availability under the credit facility was $385.7 million.

     Because interest rates on certain debt agreements have variable interest rates, the Company has entered into interest rate swap agreements with financial institutions to manage the exposure to changes in interest rates. As of May 3, 2008, the Company has two interest rate swaps. A $125.0 million notional amount swap, which expires in fiscal year 2009, had previously been designated as a cash flow hedge against variability in future interest payments on a $125.0 million variable rate bond facility. On July 26, 2007, the $125.0 million notional amount swap was de-designated in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” due to the Company’s decision to prepay the underlying debt. This swap will be marked to market in gain (loss) on investments through its expiration date. A $80.0 million notional amount swap, which expires in fiscal year 2013, has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note and is marked to market through accumulated other comprehensive income (loss).
     Net cash provided by operating activities was $9.5 million for the three months ended May 3, 2008 compared to $6.8 million for the same period in fiscal year 2008. The increase in cash flows from operating activities for the first quarter of fiscal year 2009 was principally due to decreased payments for severance and bonuses compared to the same period in fiscal year 2008, partially offset by a decrease in net income of $4.4 million.
     Net cash used by investing activities decreased $58.5 million to $44.0 million for the three months ended May 3, 2008 from $102.5 million for the same period in fiscal year 2008. The decrease in cash used by investing activities primarily resulted from decreased purchases and sales of short-term investments, net of $75.4 million, decreased purchases of property and equipment of $11.5 million, offset by lower proceeds from the sale of property and equipment principally related to the prior year sale-leaseback of a portion of the Company’s headquarters building.
     Net cash used by financing activities was $21.4 million for the three months ended May 3, 2008 compared to $22.1 million for the same period in fiscal year 2008. The principle use of cash for financing activities was for dividends paid.
     Management of the Company believes that cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures and debt service requirements for at least the next twelve months.
Contractual Obligations and Commercial Commitments
     A table representing the scheduled maturities of the Company’s contractual obligations and commercial commitments as of February 2, 2008 was included under the heading “Contractual Obligations and Commercial Commitments” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008. There have been no material changes from the information included in the Form 10-K.
Off-Balance Sheet Arrangements
     The Company has not provided any financial guarantees as of May 3, 2008. The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three months ended May 3, 2008 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
Item 4. Controls and Procedures
     The Company’s management conducted an evaluation pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, under the supervision and with the participation of its Chief Executive Officer and

Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Belk in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
     During the period covered by this report, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its consolidated financial position or results of operations.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on April 17, 2008.
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

10.1	Belk, Inc. Revised Executive Long Term Incentive Plan.
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

BELK, INC.

Dated: June 12, 2008	By:	/s/ Ralph A. Pitts

Ralph A. Pitts Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley

Brian T. Marley Executive Vice President and Chief Financial Officer (Principal Financial Officer)