Form 10-Q
period 2008-08-02
BELK INC
filed 2008-09-11
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 2, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes       ☑ No
At September 2, 2008, the registrant had issued and outstanding 47,306,486 shares of class A common stock and 1,446,406 shares of class B common stock.

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

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Revenues	$829,301	$879,604	$1,646,613	$1,784,089
Cost of goods sold (including occupancy, distribution and buying expenses)	573,646	617,828	1,131,894	1,230,417
Selling, general and administrative expenses	231,889	236,510	471,127	490,790
Gain on sale of property and equipment	997	763	1,967	1,485
Asset impairment and exit costs	1,352	114	1,911	8,731

Operating income	23,411	25,915	43,648	55,636
Interest expense, net	(13,177)	(14,259)	(26,448)	(28,880)
Gain (loss) on investments	1,023	(61)	1,886	(61)

Income before income taxes	11,257	11,595	19,086	26,695
Income tax expense	3,050	4,100	5,750	9,700

Net income	$8,207	$7,495	$13,336	$16,995

Basic and diluted net income per share	$0.17	$0.15	$0.27	$0.34

Weighted average shares outstanding:
Basic	48,922,400	49,616,895	49,268,125	49,930,223
Diluted	48,922,400	49,711,982	49,268,125	49,977,767
See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	August 2,	February 2,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$208,166	$186,973
Short-term investments	10,250	—
Accounts receivable, net	62,439	65,987
Merchandise inventory	847,941	932,777
Property held for sale	3,296	11,036
Prepaid income taxes, expenses and other current assets	32,870	21,594

Total current assets	1,164,962	1,218,367
Investment securities	2,882	4,299
Property and equipment, net of accumulated depreciation and amortization of $1,107,826 and $1,027,397 as of August 2, 2008 and February 2, 2008, respectively	1,226,955	1,248,030
Goodwill	326,875	326,930
Deferred income taxes	6,358	5,196
Other assets	51,727	48,493

Total assets	$2,779,759	$2,851,315

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$238,363	$274,092
Accrued liabilities	148,291	135,974
Accrued income taxes	—	25,980
Deferred income taxes	29,329	27,293
Current installments of long-term debt and capital lease obligations	4,618	4,481

Total current liabilities	420,601	467,820
Long-term debt and capital lease obligations, excluding current installments	715,826	717,660
Interest rate swap liability	4,065	8,282
Deferred compensation and other noncurrent liabilities	272,624	268,827

Total liabilities	1,413,116	1,462,589

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 48.8 and 49.6 million shares issued and outstanding as of August 2, 2008 and February 2, 2008, respectively	488	496
Paid-in capital	459,484	479,020
Retained earnings	970,697	977,206
Accumulated other comprehensive loss	(64,026)	(67,996)

Total stockholders’ equity	1,366,643	1,388,726

Total liabilities and stockholders’ equity	$2,779,759	$2,851,315

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(unaudited)
(in thousands)

					Accumulated
	Common	Common			Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at February 2, 2008	49,569	$496	$479,020	$977,206	$(67,996)	$1,388,726
Comprehensive income:
Net income	—	—	—	13,336	—	13,336
Unrealized loss on investments, net of $528 income taxes	—	—	—	—	(890)	(890)
Unrealized gain on interest rate swaps, net of $868 income taxes	—	—	—	—	1,463	1,463
Amortization of defined benefit obligations, net of $2,016 income taxes	—	—	—	—	3,397	3,397

Total comprehensive income						17,306

Cash dividends	—	—	—	(19,845)	—	(19,845)
Issuance of stock-based compensation	—	—	(444)	—	—	(444)
Stock-based compensation expense	—	—	2,940	—	—	2,940
Common stock issued	57	1	307	—	—	308
Repurchase and retirement of common stock	(873)	(9)	(22,339)	—	—	(22,348)

Balance at August 2, 2008	48,753	$488	$459,484	$970,697	$(64,026)	$1,366,643

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended
	August 2,	August 4,
	2008	2007
Cash flows from operating activities:
Net income	$13,336	$16,995
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and exit costs	1,911	8,731
Deferred income tax (benefit) expense	(1,194)	2,912
Depreciation and amortization expense	82,484	80,936
Stock-based compensation expense	2,940	4,781
Gain on sale of property and equipment	(652)	(437)
Amortization of deferred gain on sale and leaseback	(1,315)	(1,048)
(Gain) loss on investments	(1,886)	61
(Increase) decrease in:
Accounts receivable, net	3,298	348
Merchandise inventory	84,836	17,699
Prepaid expenses and other assets	(17,304)	(11,909)
Increase (decrease) in:
Accounts payable and accrued liabilities	(18,773)	(53,802)
Accrued income taxes	(25,980)	(20,612)
Deferred compensation and other liabilities	12,005	9,846

Net cash provided by operating activities	133,706	54,501

Cash flows from investing activities:
Purchases of short-term investments	(17,750)	(286,565)
Sales of short-term investments	7,500	209,715
Purchases of property and equipment	(71,851)	(102,835)
Proceeds from sales of property and equipment	14,554	45,444

Net cash used by investing activities	(67,547)	(134,241)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	355
Principal payments on long-term debt and capital lease obligations	(2,329)	(2,156)
Cash paid for withholding taxes in lieu of stock-based compensation shares	(598)	(3,678)
Stock compensation tax benefit	154	2,382
Dividends paid	(19,845)	(20,097)
Repurchase and retirement of common stock	(22,348)	(24,226)

Net cash used by financing activities	(44,966)	(47,420)

Net increase (decrease) in cash and cash equivalents	21,193	(127,160)
Cash and cash equivalents at beginning of period	186,973	171,239

Cash and cash equivalents at end of period	$208,166	$44,079

Supplemental schedule of noncash investing and financing activities:
Increase (decrease) in property and equipment through accrued purchases	$(5,687)	$24,431
Decrease in property and equipment through adjustment of Parisian goodwill	—	8,704
Decrease in property and equipment through adjustment of Parisian capital lease obligation	—	4,315
See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2008. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three and six months ended August 2, 2008 and August 4, 2007 may not be indicative of the operating results that may be expected for the full fiscal year.
     Certain prior period amounts have been reclassified to conform with current year presentation. The Company has reclassified its investment in auction rate securities and variable rate demand notes of $76.9 million at August 4, 2007 from “Cash and Cash Equivalents” to “Short-Term Investments.” The effect of the reclassification causes the purchases and sales of these investments during the six months ended August 4, 2007 to be presented in the cash flows from investing activities line item in the condensed consolidated statement of cash flows. This reclassification has no impact on net income, cash flows from operating activities, stockholders’ equity or total assets for the six months ended August 4, 2007.
(2) Comprehensive Income
     The following table sets forth the computation of comprehensive income:

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)

Net income	$8,207	$7,495	$13,336	$16,995
Other comprehensive income (loss):
Unrealized loss on investments, net of $288 and $528 income taxes for the three and six months ended August 2, 2008, respectively and $187 and $210 income taxes for the three and six months ended August 4, 2007, respectively.	(485)	(316)	(890)	(353)

Net change in fair value of interest rate swaps, net of $340 and $868 income taxes for the three and six months ended August 2, 2008, respectively and $290 and $30 income taxes for the three and six months ended August 4, 2007, respectively.	574	487	1,463	(51)

Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $20 and $41 income taxes for the three and six months ended August 4, 2007, respectively.	—	34	—	69

Reclassification adjustment for interest rate swap dedesignation gain included in gain (loss) on investments, net of $7 income taxes for the three and six months ended August 4, 2007, respectively.	—	(51)	—	(51)

Amortization of defined benefit obligations, net of $1,008 and $2,016 income taxes for the three and six months ended August 2, 2008, respectively and $1,200 and $2,389 income taxes for the three and six months ended August 4, 2007 respectively.	1,698	2,020	3,397	4,023

Other comprehensive income	1,787	2,174	3,970	3,637

Total comprehensive income	$9,994	$9,669	$17,306	$20,632

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(3) Accumulated Other Comprehensive Loss
     The following table sets forth the components of accumulated other comprehensive loss:

	August 2,	February 2,
	2008	2008
	(dollars in thousands)
Unrealized gains on investments, net of $156 and $684 income taxes as of August 2, 2008 and February 2, 2008, respectively.	$263	$1,153
Unrealized loss on interest rate swaps, net of $1,373 and $2,241 income taxes as of August 2, 2008 and February 2, 2008, respectively.	(2,312)	(3,775)
Defined benefit obligations, net of $36,791 and $38,807 income taxes as of August 2, 2008 and February 2, 2008, respectively.	(61,977)	(65,374)

Accumulated other comprehensive loss	$(64,026)	$(67,996)

(4) Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The Company adopted SFAS No. 157 as of February 3, 2008. Although the adoption of SFAS No. 157 did not have an effect on the Company’s condensed consolidated financial statements, the Company is now required to provide additional disclosures. In February 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.
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
     As of August 2, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s investment securities and interest rate swaps. The Company utilized the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant data generated by market transactions involving identical or comparable assets or liabilities.
     The Company’s investment securities are classified as available-for-sale and the unrealized holding gains and losses are included in other comprehensive income. The fair value of available-for-sale securities are based on quoted market prices. The Company has entered into interest rate swap agreements with financial institutions to manage the exposure to changes in interest rates. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented. Additionally, the changes in the fair market value of swaps designated as cash flow hedges are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and swaps that are not designated are marked to market through gain (loss) on investments. During the six months ended August 2, 2008, the Company recorded a $1.9 million gain on investments for a swap that is not designated as a cash flow hedge.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at August 2, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(dollars in thousands)	August 2,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Investment securities	$2,882	$2,882	$—	$—

Total assets measured at fair value	$2,882	$2,882	$—	$—

Interest rate swap liability	$4,065	$—	$4,065	$—

Total liabilities measured at fair value	$4,065	$—	$4,065	$—

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
(5) Asset Impairment and Exit Costs
     During the three months ended August 2, 2008, the Company recorded $1.3 million in exit costs, comprised primarily of severance costs associated with a planned outsourcing of certain information technology functions. In addition, during the six months ended August 2, 2008, the Company recorded $0.6 million in impairment charges to adjust a retail location’s net book value to fair market value. The Company determines fair value through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
     During the six months ended August 4, 2007, the Company recorded a $6.7 million impairment charge to adjust a retail location’s net book value to fair market value, a $1.8 million asset impairment charge for assets related to a software development project that was abandoned and a $0.2 million charge related to two store closings.
(6) Sale of Properties
     Effective April 22, 2008, the Company sold for $11.6 million an acquired corporate headquarters facility, which was classified as held for sale at February 2, 2008. This transaction resulted in a gain on the sale of property of $0.5 million. In addition, the Company sold two stores for net proceeds of $2.6 million, which resulted in no gain or loss.
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
     During the six months ended August 4, 2007, the Company sold five stores for net proceeds of $18.5 million, which resulted in no gain or loss.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(7) Property Held for Sale
     Property held for sale represents an acquired distribution facility. The property is reflected at historical cost less accumulated depreciation, which is less than the estimated selling price less costs to dispose. The Company will no longer recognize depreciation on this property.
(8) Income Taxes
     During the three months ended August 2, 2008, the Company entered into an agreement to resolve certain state tax uncertainties included in unrecognized tax benefits. As a result of this resolution, the Company decreased unrecognized tax benefits by $1.1 million, and decreased interest expense and income tax expense by $0.3 million and $0.8 million, respectively.
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
     The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	August 2,	August 4,	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007	2008	2007
	(dollars in thousands)
Service cost	$859	$877	$47	$46	$33	$42
Interest cost	6,149	5,783	182	177	407	418
Expected return on plan assets	(5,896)	(5,798)	—	—	—	—
Amortization of transition obligation	—	—	—	—	65	65
Amortization of prior service cost	124	124	—	—	—	—
Amortization of net loss	2,459	2,927	54	49	4	41

Net periodic benefit expense	$3,695	$3,913	$283	$272	$509	$566

	Six Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	August 2,	August 4,	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007	2008	2007
Service cost	$1,718	$1,754	$94	$92	$66	$84
Interest cost	12,298	11,566	364	354	814	836
Expected return on plan assets	(11,792)	(11,596)	—	—	—	—
Amortization of transition obligation	—	—	—	—	131	130
Amortization of prior service cost	247	248	—	—	—	—
Amortization of net loss	4,918	5,854	109	98	8	82

Net periodic benefit expense	$7,389	$7,826	$567	$544	$1,019	$1,132

     On September 10, 2008, the Company made a discretionary $20.0 million contribution to its defined benefit pension plan.
(10) Earnings per Share
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the effect of contingently issuable stock-based compensation awards with performance vesting conditions as being outstanding at the beginning of the period in which all vesting conditions are met. The Company had no dilutive securities for the three and six months ended August 2, 2008, therefore basic and diluted EPS are the same. The reconciliations of basic and diluted shares for the three and six months ended August 4, 2007 were:

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended	Six Months Ended
	August 4,	August 4,
	2007	2007
Basic Shares	49,616,895	49,930,223
Dilutive contingently-issuable non-vested share awards	95,087	47,544

Diluted Shares	49,711,982	49,977,767

(11) Stock-Based Compensation
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
(12) Repurchase of Common Stock
     On April 2, 2008, the Company’s Board of Directors approved a self-tender offer to purchase up to 1,000,000 shares of common stock at a price of $25.60 per share. The tender offer was initiated on April 23, 2008, and on May 22, 2008, the Company accepted for purchase 520,063 shares of Class A and 352,895 shares of Class B common stock for $22.3 million.

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
     The Company’s total revenues decreased 5.7% in the second quarter of fiscal year 2009 to $829.3 million. Comparable store sales decreased 4.0%. Comparable stores include stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and exclude closed stores. Operating income decreased 9.7% to $23.4 million in the second quarter of fiscal year 2009. Net income increased to $8.2 million or $0.17 per share in the second quarter of fiscal year 2009. The increase was due to an improvement in gross margins as a percent of sales and lower expenses during the second quarter of fiscal year 2009.
     The Company’s total revenues decreased 7.7% in the first six months of fiscal year 2009 to $1,646.6 million. Comparable store sales decreased 6.4%. Operating income decreased 21.5% to $43.6 million in the first six months of fiscal year 2009. Net income decreased to $13.3 million or $0.27 per basic and diluted share. The decrease in net income was due primarily to the sales decline during the period, offset by lower selling, general and administrative expenses and asset impairment costs.
     As of August 2, 2008, the Company operated 307 retail department stores in 16 states, primarily in the southern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, fine jewelry, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.
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
     The Company intends to expand and strengthen its presence as a multi-channel retailer with an expanded eCommerce initiative focused on the development and launch of a substantially updated and redesigned website in fiscal year 2009. The updated website will enhance customers’ online shopping capabilities, offer expanded merchandise assortments and enable customers to access a broader range of Company information online, including current sales promotions, special events and corporate information.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s unaudited condensed consolidated statements of income, as well as a period comparison of changes in comparable store net revenue.

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100%	100%
Cost of goods sold (including occupancy, distribution and buying expenses)	69.2	70.2	68.7	69.0
Selling, general and administrative expenses	28.0	26.9	28.6	27.5
Gain on sale of property and equipment	0.1	0.1	0.1	0.1
Asset impairment and exit costs	0.2	—	0.1	0.5
Operating income	2.8	2.9	2.7	3.1
Interest expense, net	1.6	1.6	1.6	1.6
Gain (loss) on investments	0.1	—	0.1	—
Income before income taxes	1.4	1.3	1.2	1.5
Income tax expense	0.4	0.5	0.3	0.5
Net income	1.0	0.9	0.8	1.0

Comparable store revenue increase (decrease)	(4.0)	2.2	(6.4)	2.5
Revenues
     The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes for the periods as reflected in the table below.

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
Merchandise Areas	2008	2007	2008	2007
Women’s	41%	40%	40%	40%
Cosmetics, Shoes and Accessories	28	28	31	29
Men’s	16	17	15	16
Home	9	9	8	9
Children’s	6	6	6	6

Total	100%	100%	100%	100%

Comparison of the Three and Six Months Ended August 2, 2008 and August 4, 2007
     Revenues. The Company’s revenues for the three months ended August 2, 2008 decreased 5.7%, or $50.3 million, to $829.3 million from $879.6 million over the same period in fiscal year 2008. The decrease is primarily attributable to a 4.0% decrease in revenues from comparable stores and a $34.0 million decrease in revenues due to closed stores, partially offset by an increase in revenues from new stores of $19.4 million.
     The Company’s revenues for the six months ended August 2, 2008 decreased 7.7%, or $137.5 million, to $1,646.6 million from $1,784.1 million over the same period in fiscal year 2008. The decrease is primarily attributable to a 6.4% decrease in revenues from comparable stores and a $68.5 million decrease in revenues due to closed stores, partially offset by an increase in revenues from new stores of $41.2 million.

     Cost of goods sold. Cost of goods sold was $573.6 million, or 69.2% of revenues, for the three months ended August 2, 2008 compared to $617.8 million, or 70.2% of revenues, for the same period in fiscal year 2008. Cost of goods sold was $1,131.9 million, or 68.7% of revenues, for the six months ended August 2, 2008 compared to $1,230.4 million, or 69.0% of revenues, for the same period in fiscal year 2008. The decrease in cost of goods sold as a percentage of revenues for the three and six months ended August 2, 2008 is primarily attributable to reduced markdown activity and continued sales growth of the Company’s private brand merchandise during the current fiscal year, partially offset by small increases in store occupancy and buying costs over the same periods in fiscal year 2008.
     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $231.9 million, or 28.0% of revenues for the three months ended August 2, 2008, compared to $236.5 million, or 26.9% of revenues, for the same period in fiscal year 2008. The decrease in SG&A expenses of $4.6 million was due to lower selling related expenses of $7.7 million and one-time acquisition-related expenses in the prior year of $2.6 million, partially offset by increased depreciation expense of $2.1 million. The decrease in selling related expenses consisted primarily of a reduction in payroll expense in response to the declining sales environment. The increase in SG&A expenses as a percentage of revenues was primarily due to the following:
•	Depreciation expense increased as a percentage of revenues by 0.52% primarily due to new store openings and expansions in the past year combined with the decline in revenue.
•	One-time acquisition-related expenses decreased as a percentage of revenues by 0.28% due to the Parisian Acquisition integration being substantially completed in fiscal year 2008.
•	Other non-selling related expenses increased as a percentage of revenues by 0.75% primarily due to the 5.7% decline in revenue.
     SG&A expenses were $471.1 million, or 28.6% of revenues for the six months ended August 2, 2008, compared to $490.8 million, or 27.5% of revenues, for the same period in fiscal year 2008. The decrease in SG&A expenses of $19.7 million was due to reductions in selling related expenses of $15.7 million, primarily payroll and advertising expenses in response to the declining sales environment, as well as a decrease in one-time acquisition-related expenses of $12.9 million. The increase in SG&A expenses as a percentage of revenues was primarily due to the 7.7% decline in revenue, which more than offset the improvement resulting from the decrease in the dollar amount of SG&A expenses.
     Asset impairment and exit costs. During the six months ended August 2, 2008, the Company recorded $1.3 million in exit costs, comprised primarily of severance costs associated with a planned outsourcing of certain information technology functions. In addition, the Company recorded $0.6 million in impairment charges to adjust a retail location’s net book value to fair market value.
     During the six months ended August 4, 2007, the Company recorded a $6.7 million impairment charge to adjust a retail location’s net book value to fair market value, a $1.8 million asset impairment charge for assets related to a software development project that was abandoned and a $0.2 million charge related to the closure of a division office and two other store locations.
     Gain (loss) on investments. The gain on investments of $1.9 million for the six months ended August 2, 2008 was due to a gain on the Company’s undesignated interest rate swap.
     Income tax expense. Income tax expense for the three months ended August 2, 2008 was $3.1 million compared to $4.1 million for the same period in fiscal year 2008. The effective income tax rate for the three months ended August 2, 2008 was 27.1% compared to 35.4% in the same period in fiscal year 2008. Income tax expense for the six months ended August 2, 2008 was $5.8 million compared to $9.7 million for the same period in fiscal year 2008. The effective income tax rate for the six months ended August 2, 2008 was 30.1% compared to 36.3% in the same period in fiscal year 2008. The decrease in the tax rate resulted from an agreement that the Company entered into with respect to certain state tax uncertainties which contributed to a $0.8 million reduction in income tax expense during the second quarter of fiscal year 2009.
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
     The debt facilities place certain restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock and guarantees, and require maintenance of minimum financial ratios. As of August 2, 2008, the Company was in compliance with all covenants and does not anticipate that complying with the covenants will impact the Company’s liquidity in fiscal year 2009.
     Through October 2009, under certain circumstances the credit facility may be increased to $850.0 million at the Company’s request. The credit facility allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and as of August 2, 2008 was LIBOR plus 87.5 basis points. The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company had $14.3 million of standby letters of credit and a $350.0 million term loan outstanding under the credit facility at August 2, 2008. As of August 2, 2008, availability under the credit facility was $385.7 million.
     Because interest rates on certain debt agreements have variable interest rates, the Company has entered into interest rate swap agreements with financial institutions to manage the exposure to changes in interest rates. As of August 2, 2008, the Company has two interest rate swaps. A $125.0 million notional amount swap, which expires in September 2008, had previously been designated as a cash flow hedge against variability in future interest payments on a $125.0 million variable rate bond facility. On July 26, 2007, the $125.0 million notional amount swap was de-designated in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” due to the Company’s decision to prepay the underlying debt. This swap will be marked to market in gain (loss) on investments through its expiration date. An $80.0 million notional amount swap, which expires in fiscal year 2013, has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note and is marked to market through accumulated other comprehensive income (loss).
     Net cash provided by operating activities was $133.7 million for the six months ended August 2, 2008 compared to $54.5 million for the same period in fiscal year 2008. The increase in cash flows from operating activities for the six months ended August 2, 2008 was principally due to a reduction in inventory in response to the current sales environment.
     Net cash used by investing activities decreased $66.7 million to $67.5 million for the six months ended August 2, 2008 from $134.2 million for the same period in fiscal year 2008. The decrease in cash used by investing activities primarily resulted from reduced net purchases and sales of short-term investments of $66.6 million, decreased purchases of property and equipment of $31.0 million, offset by lower proceeds from the sale of property and equipment principally related to the prior year sale-leaseback of a portion of the Company’s headquarters building.
     Net cash used by financing activities was $45.0 million for the six months ended August 2, 2008 compared to $47.4 million for the same period in fiscal year 2008. The principal use of cash for financing activities was for the repurchase and retirement of common stock and dividends paid.

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
Off-Balance Sheet Arrangements
     The Company has not provided any financial guarantees as of August 2, 2008. The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the six months ended August 2, 2008 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
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
     During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about purchases of our equity securities during the second quarter of fiscal year 2009.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of	that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	per Share	Plans or Programs	Plans or Programs
May 4 – May 31, 2008	872,958 (1)	$25.60	872,958	—
June 1 – July 5, 2008	—	—	—	—
July 6 – August 2, 2008	—	—	—	—

Total	872,958	$25.60	872,958	—

(1) On April 2, 2008, the Company’s Board of Directors approved a self-tender offer to purchase up to 1,000,000 shares of common stock at a price of $25.60 per share. The tender offer was initiated on April 23, 2008, and on May 22, 2008, the Company accepted for purchase 520,063 shares of Class A and 352,895 shares of Class B common stock for $22.3 million.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of stockholders was held on May 28, 2008. Two matters were submitted to a vote of the stockholders. At the meeting, in person or by proxy, there were stockholders holding an aggregate of 47,681,262 shares of common stock. There were no broker non-votes with respect to any proposal.
Election of Directors
     Thomas M. Belk, Jr., J. Kirk Glenn, Jr. and John L. Townsend, III were elected as directors for terms expiring in 2011.

Term Expiring 2011	Votes For	Votes Withheld

Thomas M. Belk, Jr.	463,591,479	860,130
J. Kirk Glenn, Jr.	463,591,479	860,130
John L. Townsend, III	463,591,479	860,130

H. W. McKay Belk, Thomas C. Nelson and John R. Thompson continue to serve as directors for terms expiring in 2009. John R. Belk, John A. Kuhne and Elizabeth Valk Long continue to serve as directors for terms expiring in 2010.
Compensation Plan Proposal
     The stockholders also approved the material terms of the performance goals under the Company’s Revised Executive Long Term Incentive Plan. A total of 456,029,922 votes were cast in favor, with 41,920 votes cast against and 8,379,767 votes abstained.
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

BELK, INC.

Dated: September 11, 2008	By:	/s/ Ralph A. Pitts

Ralph A. Pitts Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley

Brian T. Marley Executive Vice President and Chief Financial Officer (Principal Financial Officer)