Form 10-Q
period 2008-11-01
BELK INC
filed 2008-12-11
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended November 1, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At December 2, 2008, the registrant had issued and outstanding 47,298,802 shares of class A common stock and 1,454,090 shares of class B common stock.

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

•
Our ability to realize the planned efficiencies from our acquisitions and effectively integrate and operate the acquired stores and businesses, including our fiscal year 2007 acquisition of Parisian stores and our fiscal year 2007 acquisition of the assets of Migerobe and commencement of our new fine jewelry business;

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

•
Our ability to expand our eCommerce business through our updated and redesigned belk.com website, including our ability to meet the systems challenges of expanding and operating the website and our ability to efficiently operate our eCommerce fulfillment facility; and

•	Our ability to comply with debt covenants which could adversely affect our capital resources, financial condition and liquidity.
     For a detailed description of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned “Risk Factors” in our annual report on Form 10-K for the fiscal year ended February 2, 2008 that we filed with the SEC on April 17, 2008 as updated in this report. Our other filings with the SEC may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.
     Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, even if future events or new information may impact the validity of such statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Revenues	$741,403	$808,338	$2,388,017	$2,592,427
Cost of goods sold (including occupancy, distribution and buying expenses)	532,592	571,559	1,664,486	1,801,976
Selling, general and administrative expenses	235,397	233,661	706,526	724,450
Gain on sale of property and equipment	2,194	2,159	4,161	3,644
Asset impairment and exit costs	748	2,480	2,659	11,211

Operating income (loss)	(25,140)	2,797	18,507	58,434
Interest expense, net	(11,912)	(14,975)	(38,360)	(43,855)
Gain (loss) on investments	(239)	(299)	1,648	(360)

Income (loss) before income taxes	(37,291)	(12,477)	(18,205)	14,219
Income tax expense (benefit)	(13,803)	(5,552)	(8,053)	4,148

Net income (loss)	$(23,488)	$(6,925)	$(10,152)	$10,071

Basic and diluted net income (loss) per share	$(0.48)	$(0.14)	$(0.21)	$0.20

Weighted average shares outstanding:
Basic	48,752,892	49,569,155	49,096,381	49,809,867
Diluted	48,752,892	49,569,155	49,096,381	49,841,563
See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	November 1,	February 2,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$109,290	$186,973
Short-term investments	10,250	—
Accounts receivable, net	30,988	65,987
Merchandise inventory	1,160,360	932,777
Property held for sale	805	11,036
Prepaid income taxes, expenses and other current assets	48,730	21,594

Total current assets	1,360,423	1,218,367
Investment securities	2,489	4,299
Property and equipment, net of accumulated depreciation and amortization of $1,120,505 and $1,027,397 as of November 1, 2008 and February 2, 2008, respectively	1,223,318	1,248,030
Goodwill	326,773	326,930
Deferred income taxes	—	5,196
Other assets	51,668	48,493

Total assets	$2,964,671	$2,851,315

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$449,143	$274,092
Accrued liabilities	162,003	135,974
Accrued income taxes	—	25,980
Deferred income taxes	28,595	27,293
Current installments of long-term debt and capital lease obligations	4,557	4,481

Total current liabilities	644,298	467,820
Deferred income taxes	7,207	—
Long-term debt and capital lease obligations, excluding current installments	714,657	717,660
Interest rate swap liability	4,631	8,282
Deferred compensation and other noncurrent liabilities	250,402	268,827

Total liabilities	1,621,195	1,462,589

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 48.8 and 49.6 million shares issued and outstanding as of November 1, 2008 and February 2, 2008, respectively	488	496
Paid-in capital	458,559	479,020
Retained earnings	947,208	977,206
Accumulated other comprehensive loss	(62,779)	(67,996)

Total stockholders’ equity	1,343,476	1,388,726

Total liabilities and stockholders’ equity	$2,964,671	$2,851,315

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(unaudited)
(in thousands)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at February 2, 2008	49,569	$496	$479,020	$977,206	$(67,996)	$1,388,726
Comprehensive income (loss):
Net loss	—	—	—	(10,152)	—	(10,152)
Unrealized loss on investments, net of $213 income taxes	—	—	—	—	(360)	(360)
Reclassification to gain (loss) on investments, net of $231 income taxes	—	—	—	—	(388)	(388)
Unrealized gain on interest rate swaps, net of $516 income taxes	—	—	—	—	869	869
Amortization of defined benefit obligations, net of $3,025 income taxes	—	—	—	—	5,096	5,096

Total comprehensive loss						(4,935)

Cash dividends	—	—	—	(19,846)	—	(19,846)
Issuance of stock-based compensation	—	—	(444)	—	—	(444)
Stock-based compensation expense	—	—	2,015	—	—	2,015
Common stock issued	57	1	307	—	—	308
Repurchase and retirement of common stock	(873)	(9)	(22,339)	—	—	(22,348)

Balance at November 1, 2008	48,753	$488	$458,559	$947,208	$(62,779)	$1,343,476

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended
	November 1,	November 3,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(10,152)	$10,071
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Asset impairment and exit costs	2,659	11,211
Deferred income tax (benefit) expense	9,564	(2,161)
Depreciation and amortization expense	124,026	119,011
Stock-based compensation expense	2,015	(1,858)
Gain on sale of property and equipment	(2,189)	(2,072)
Amortization of deferred gain on sale and leaseback	(1,972)	(1,572)
(Gain) loss on investments	(1,648)	360
(Increase) decrease in:
Accounts receivable, net	34,749	12,854
Merchandise inventory	(227,583)	(310,441)
Prepaid expenses and other assets	(33,931)	(9,594)
Increase (decrease) in:
Accounts payable and accrued liabilities	208,019	163,224
Accrued income taxes	(25,980)	(20,085)
Deferred compensation and other liabilities	(5,047)	16,912

Net cash provided (used) by operating activities	72,530	(14,140)

Cash flows from investing activities:
Purchases of short-term investments	(17,750)	(453,855)
Sales of short-term investments	7,500	453,855
Purchases of property and equipment	(112,764)	(168,363)
Proceeds from sales of property and equipment	18,998	56,603

Net cash used by investing activities	(104,016)	(111,760)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	125,355
Principal payments on long-term debt and capital lease obligations	(3,559)	(128,893)
Proceeds from line of credit	—	33,695
Cash paid for withholding taxes in lieu of stock-based compensation shares	(598)	(5,260)
Stock compensation tax benefit	154	2,938
Dividends paid	(19,846)	(20,097)
Repurchase and retirement of common stock	(22,348)	(24,226)

Net cash used by financing activities	(46,197)	(16,488)

Net decrease in cash and cash equivalents	(77,683)	(142,388)
Cash and cash equivalents at beginning of period	186,973	171,239

Cash and cash equivalents at end of period	$109,290	$28,851

Supplemental schedule of noncash investing and financing activities:
Increase (decrease) in property and equipment through accrued purchases	$(8,810)	$13,428
Decrease in property and equipment through adjustment of Parisian goodwill	—	14,969
Decrease in property and equipment through adjustment of Parisian capital lease obligation	—	4,315
Decrease in long term-debt through other current assets	—	3,220
See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2008. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three and nine months ended November 1, 2008 and November 3, 2007 may not be indicative of the operating results that may be expected for the full fiscal year.
     Certain prior period amounts have been reclassified to conform with current year presentation. The Company has reclassified its investment in auction rate securities and variable rate demand notes from “Cash and Cash Equivalents” to “Short-Term Investments.” The effect of the reclassification causes the purchases and sales of these investments during the nine months ended November 3, 2007 to be presented in the cash flows from investing activities line item in the condensed consolidated statement of cash flows. This reclassification has no impact on net income, cash flows from operating activities, stockholders’ equity or total assets for the nine months ended November 3, 2007.
(2) Comprehensive Income (Loss)
     The following table sets forth the computation of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Net income (loss)	$(23,488)	$(6,925)	$(10,152)	$10,071
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of $147 and $213 income taxes for the three and nine months ended November 1, 2008, respectively and $15 and $225 income taxes for the three and nine months ended November 3, 2007, respectively.	247	(25)	(360)	(378)
Recognized other-than-temporary impairment of investments reclassified to gain (loss) on investments, net of $231 income taxes for the three and nine months ended November 1, 2008.	(388)	—	(388)	—
Unrealized gain (loss) on interest rate swaps, net of $352 and $516 income taxes for the three and nine months ended November 1, 2008, respectively and $687 and $717 income taxes for the three and nine months ended November 3, 2007, respectively.	(593)	(1,158)	869	(1,209)
Interest rate swap losses reclassified into interest expense from other comprehensive income, net of $41 income taxes for the nine months ended November 3, 2007.	—	—	—	69
Reclassification adjustment for interest rate swap dedesignation gain included in gain (loss) on investments, net of $7 income taxes for the nine months ended November 3, 2007.	—	—	—	(51)
Amortization of defined benefit obligations, net of $1,008 and $3,025 income taxes for the three and nine months ended November 1, 2008, respectively and $1,194 and $3,583 income taxes for the three and nine months ended November 3, 2007, respectively.	1,698	2,012	5,096	6,035

Other comprehensive income	964	829	5,217	4,466

Total comprehensive income (loss)	$(22,524)	$(6,096)	$(4,935)	$14,537

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(3) Accumulated Other Comprehensive Loss
     The following table sets forth the components of accumulated other comprehensive loss:

	November 1,	February 2,
	2008	2008
	(dollars in thousands)
Unrealized gains on investments, net of $240 and $684 income taxes as of November 1, 2008 and February 2, 2008, respectively.	$405	$1,153
Unrealized loss on interest rate swap, net of $1,725 and $2,241 income taxes as of November 1, 2008 and February 2, 2008, respectively.	(2,906)	(3,775)
Defined benefit obligations, net of $35,782 and $38,807 income taxes as of November 1, 2008 and February 2, 2008, respectively.	(60,278)	(65,374)

Accumulated other comprehensive loss	$(62,779)	$(67,996)

(4) Goodwill
     Goodwill and other intangible assets are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and other intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. The Company determines fair value through various valuation techniques including discounted cash flows, previous market transactions and peer group comparisons. If the carrying value of the reporting unit exceeds its estimated fair value in the first step, a second step is performed to allocate the fair value of the reporting unit to its net assets, including any previously unrecognized identifiable intangible assets. The fair value of the goodwill resulting from this allocation process is then compared to the carrying value of the goodwill with the difference representing the amount of impairment.
     A disproportionate amount of the Company’s revenues and a substantial amount of the Company’s operating income are realized during the fourth quarter. Accordingly, the Company’s annual impairment test date is its fiscal year end. However, due to recent deterioration in the economy and the resulting impact on consumer confidence and discretionary spending, the Company performed a sensitivity analysis on the fair value of the reporting unit at November 1, 2008, and no impairment of goodwill was indicated. It is possible that changes in business conditions or in the numerous variables associated with the judgments, assumptions and estimates made by the Company in determining the fair value of the reporting unit could in the future require the Company to impair all or a portion of the goodwill balance. If the Company were required to write down its goodwill and record a related non-cash impairment charge, it would not affect the Company’s compliance with financial covenants under its various debt agreements.
(5) Investment Securities
     In evaluating the possible impairment of the Company’s available-for-sale equity investment securities in accordance with FASB Staff Position (“FSP”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Due to the current economic environment and the financial condition of the issuer, the Company recognized an other-than-temporary impairment on a portion of its investment securities. The impaired investment security had experienced a significant decline in fair value and the Company did not anticipate recovering the security’s cost basis in

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the near future. Accordingly, the Company recorded a $0.6 million other-than-temporary impairment during the three months ended November 1, 2008 in gain (loss) on investments, and reduced the cost basis of the security to the estimated fair value.
     At November 1, 2008, the Company’s other investment securities with an unrealized loss position were, in the Company’s belief, primarily due to current economic market conditions and the Company does not believe that the securities are other-than-temporarily impaired. At November 1, 2008, the Company has both the intent and the ability to hold these securities for a period of time necessary to recover the unrealized loss.
(6) Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The Company partially adopted SFAS No. 157 as of February 3, 2008. Although the adoption of SFAS No. 157 did not have an effect on the Company’s condensed consolidated financial statements, the Company is now required to provide additional disclosures. In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected to defer the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities and will adopt the additional disclosure requirements during fiscal year 2010.
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
     As of November 1, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s investment securities and an interest rate swap. The Company utilized the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant data generated by market transactions involving identical or comparable assets or liabilities.
     The Company’s investment securities are classified as available-for-sale and the unrealized holding gains and losses are included in other comprehensive income (loss). The fair value of available-for-sale securities are based on quoted market prices. The Company has entered into interest rate swap agreements with financial institutions to manage the exposure to changes in interest rates. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented. Additionally, the changes in the fair market value of swaps designated as cash flow hedges are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and swaps that are not designated as hedges are marked to market through gain (loss) on investments. During the nine months ended November 1, 2008, the Company recorded a $2.3 million gain on investments for a swap that was not designated as a cash flow hedge.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at November 1, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(dollars in thousands)	November 1,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Investment securities	$2,489	$2,489	$—	$—

Total assets measured at fair value	$2,489	$2,489	$—	$—

Interest rate swap liability	$4,631	$—	$4,631	$—

Total liabilities measured at fair value	$4,631	$—	$4,631	$—

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
(7) Asset Impairment and Exit Costs
     During the three months ended November 1, 2008, the Company recorded $0.7 million in exit costs comprised primarily of severance costs associated with the planned outsourcing of certain information technology and support functions. During the three months ended November 3, 2007, the Company recorded a $1.2 million impairment charge to adjust a retail location’s net book value to fair market value and a $1.3 million charge for real estate holding costs and other store closing costs.
     During the nine months ended November 1, 2008, the Company recorded $2.1 million in exit costs comprised primarily of severance costs associated with the planned outsourcing of certain information technology and support functions. In addition, the Company recorded $0.6 million in impairment charges to adjust a retail location’s net book value to fair market value. During the nine months ended November 3, 2007, the Company recorded $7.9 million in impairment charges to adjust two retail locations’ net book values to fair market value, a $1.8 million asset impairment charge for assets related to a software development project that was abandoned and a $1.5 million charge for real estate holding costs and other store closing costs. The Company determines fair value of its retail locations primarily based on the present value of future cash flows.
(8) Sale of Properties
     Effective September 24, 2008, the Company sold for $4.0 million an acquired distribution facility, which was classified as held for sale at August 2, 2008. This transaction resulted in a gain on the sale of property of $0.7 million.
     The Company sold for $11.6 million an acquired corporate headquarters facility on April 22, 2008, which was classified as held for sale at February 2, 2008. This transaction resulted in a gain on the sale of property of $0.5 million. In addition, during the nine months ended November 1, 2008, the Company sold two stores for net proceeds of $2.6 million, which resulted in no gain or loss.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     On April 27, 2007, the Company sold a portion of its headquarters building located in Charlotte, NC for $23.3 million. The Company also entered into a lease arrangement with the purchaser of the property to lease the property for a term of 13 years, 8 months. The sale and leaseback transaction resulted in a gain on the sale of the property of $7.3 million, which has been deferred and will be recognized ratably over the lease term.
     During the nine months ended November 3, 2007, the Company sold five former Parisian stores for net proceeds of $18.5 million and one former Proffitt’s and McRae’s store for net proceeds of $10.0 million, which resulted in no gain or loss.
(9) Borrowings
     As of November 1, 2008, the annual maturities of long-term debt and capital lease obligations over the next five years are $4.6 million, $21.4 million, $353.1 million, $103.2 million, and $3.1 million, respectively.
     During fiscal year 2006, the Company entered into a $21.0 million, 20-year variable rate, state bond facility in connection with construction of a distribution center in Mississippi. Due to unfavorable remarketing conditions during the three months ended November 1, 2008, the letter of credit backing the state bond facility was drawn upon. If remarketing efforts remain unsuccessful, the Company expects to repay the $17.8 million outstanding balance in December 2009.
     The Company utilizes derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. These agreements are used to reduce the potential impact of increases in interest rates on variable rate long-term debt. The difference between the fixed rate leg and the variable rate leg of each swap, to be paid or received, is accrued and recognized as an adjustment to interest expense. Additionally, the changes in the fair market value of swaps designated as cash flow hedges are accounted for in accordance with SFAS No. 133, and are marked to market through accumulated other comprehensive income (loss). Swaps that are not designated as hedges are marked to market through gain (loss) on investments.
     The Company’s exposure to derivative instruments is limited to one interest rate swap as of November 1, 2008, an $80.0 million (receive variable rate, pay fixed rate 5.155%) notional amount swap, which expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note. The Company had a $125.0 million notional amount swap, which expired in September 2008, that had previously been designated as a cash flow hedge against variability in future interest payments on a $125.0 million variable rate bond facility. On July 26, 2007, the $125.0 million notional amount swap was de-designated in accordance with SFAS No. 133 due to the Company’s decision to prepay the underlying debt. This swap was marked to market in gain (loss) on investments through its expiration date.
(10) Income Taxes
     At February 2, 2008, the Company had deferred tax assets of $6.2 million related to state net operating losses (“NOL”) and job credit carryovers. These carryovers will expire primarily between fiscal year 2009 and fiscal year 2023. The Company, based on its current projections of taxable income, anticipates that it will not utilize $1.5 million of the state NOLs and job credits and therefore established a valuation allowance during the three months ended November 1, 2008.
     During the three months ended November 1, 2008, the Company settled certain state tax matters which decreased its gross unrecognized tax benefit by $3.6 million, of which $0.9 million was recorded as a decrease to interest expense, $2.5 million as a reduction to tax expense, and $0.2 million as a reduction to cash during the three months ended November 1, 2008.
     During the nine months ended November 1, 2008, the Company settled certain state tax matters included in unrecognized tax benefits. As a result of these resolutions, the Company decreased unrecognized tax benefits by $4.6

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
million, decreased interest expense and income tax expense by $1.2 million and $3.2 million, respectively and decreased cash by $0.2 million. The Company anticipates that its gross unrecognized tax benefit may decrease by up to $2.5 million over the remaining three months of fiscal year 2009 due to the resolution of certain state tax matters.
(11) Pension and Postretirement Benefits
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
     The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	November 1,	November 3,	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007	2008	2007
			(dollars in thousands)
Service cost	$688	$877	$47	$46	$33	$42
Interest cost	6,139	5,783	182	177	407	418
Expected return on plan assets	(5,896)	(5,798)	—	—	—	—
Amortization of transition obligation	—	—	—	—	65	65
Amortization of prior service cost	124	124	—	—	—	—
Amortization of net loss	2,459	2,927	54	49	4	41

Net periodic benefit expense	$3,514	$3,913	$283	$272	$509	$566

	Nine Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	November 1,	November 3,	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007	2008	2007
			(dollars in thousands)
Service cost	$2,407	$2,631	$142	$138	$100	$126
Interest cost	18,438	17,349	546	531	1,222	1,254
Expected return on plan assets	(17,688)	(17,394)	—	—	—	—
Amortization of transition obligation	—	—	—	—	196	195
Amortization of prior service cost	371	372	—	—	—	—
Amortization of net loss	7,379	8,781	163	147	12	123

Net periodic benefit expense	$10,907	$11,739	$851	$816	$1,530	$1,698

     On September 10, 2008, the Company made a discretionary $20.0 million contribution to its defined benefit pension plan.
(12) Stock-Based Compensation
     The Company has a performance based stock award program (the “LTI Plan”), which the Company uses to grant stock awards to certain key executives. Beginning in fiscal year 2009, the LTI Plan has a one-year performance period and a two-year service period. A portion of the earned shares will be issued at the end of the performance period with the remaining shares issued at the end of the service period.
(13) Earnings per Share
     Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the effect of contingently issuable stock-based compensation awards with performance vesting conditions as being outstanding at the beginning of the period in which all vesting conditions are met. The Company had no dilutive securities for the three and nine months ended November 1, 2008, and for the three months ended November 3, 2007, therefore basic and diluted EPS are the same.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The reconciliations of basic and diluted shares for the nine months ended November 3, 2007 were:

Nine Months Ended
November 3,
2007
Basic Shares	49,809,867
Dilutive contingently-issuable non-vested share awards	31,696

Diluted Shares	49,841,563

(14) Repurchase of Common Stock
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
     Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned department store business in the United States, with over 300 stores and revenues of $3.82 billion for the fiscal year ended February 2, 2008. The Company and its predecessors have been successfully operating stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.
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
     The third quarter of fiscal year 2009 was a difficult one for the Company. Softening macroeconomic conditions, including the dramatic deterioration in financial markets and consumer confidence as the quarter progressed, weighed heavily on consumer spending, particularly for discretionary retail merchandise. As a result, the Company’s revenues decreased 8.3% in the third quarter of fiscal year 2009 to $741.4 million and comparable store revenues decreased 9.8%. Comparable stores include stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and exclude closed stores. Operating income (loss) decreased to a $25.1 million loss in the third quarter of fiscal year 2009 compared to operating income of $2.8 million during the same period in fiscal year 2008. Net loss increased to a $23.5 million net loss or ($0.48) per basic and diluted share in the third quarter of fiscal year 2009. The decrease in net income (loss) was due primarily to the revenue decline during the period and the resulting lower gross margin, offset by lower asset impairment and exit costs.
     The Company’s revenues decreased 7.9% in the first nine months of fiscal year 2009 to $2,388.0 million and comparable store revenues decreased 7.5%. Operating income decreased to $18.5 million in the first nine months of fiscal year 2009. Net income (loss) decreased to a $10.2 million net loss or ($0.21) per basic and diluted share. The decrease in net income (loss) was attributed primarily to the revenue decline during the period offset by lower selling, general, and administrative (“SG&A”) and asset impairment and exit costs.
     If the downturn in the economy continues to impact consumer discretionary spending and reduce consumer purchases of the Company’s merchandise, it is likely to continue to adversely impact the Company’s results of operations and continued growth. In addition, continued macroeconomic changes and declines in our profitability could result in a charge to earnings for the non-cash impairment of goodwill. While such a charge would not affect the Company’s cash flow, it is likely that it would result in a decrease to our income or an increase in our losses. The Company’s various debt agreements contain financial covenants that exclude non-cash charges. Therefore, any impairment of goodwill would not have an adverse effect on the Company’s financial covenant compliance. Continued deterioration in consumer spending could cause the Company to seek to amend its financial covenants, pay-down debt or take other actions to maintain financial covenant compliance.
     As of November 1, 2008, the Company operated 308 department stores in 16 states, primarily in the southern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, fine jewelry, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.
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
     The Company operates department stores in the highly competitive retail apparel industry. Management believes that the principal competitive factors for retail department store operations include merchandise selection, quality, value, customer service and convenience. The Company believes its stores are strong competitors in all of these areas. The Company’s primary competitors are traditional department stores, mass merchandisers, national apparel chains, individual specialty apparel stores and direct merchant firms.
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
     The Company intends to expand and strengthen its presence as a multi-channel retailer through an expanded eCommerce initiative. In September 2008, the Company launched a substantially updated and redesigned website that enhances customers’ online shopping capabilities, offers expanded merchandise assortments, and enables customers to access a broader range of Company information online, including current sales promotions, special events and corporate information.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s unaudited condensed consolidated statements of income, as well as a period comparison of changes in comparable store revenue.

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100%	100%
Cost of goods sold (including occupancy, distribution and buying expenses)	71.8	70.7	69.7	69.5
Selling, general and administrative expenses	31.8	28.9	29.6	27.9
Gain on sale of property and equipment	0.3	0.3	0.2	0.1
Asset impairment and exit costs	0.1	0.3	0.1	0.4
Operating income (loss)	(3.4)	0.3	0.8	2.3
Interest expense, net	1.6	1.9	1.6	1.7
Gain (loss) on investments	—	—	0.1	—
Income (loss) before income taxes	(5.0)	(1.5)	(0.8)	0.5
Income tax expense (benefit)	(1.9)	(0.7)	(0.3)	0.2
Net income (loss)	(3.2)	(0.9)	(0.4)	0.4

Comparable store revenue increase (decrease)	(9.8)	(4.4)	(7.5)	0.2

Revenues
     The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes for the periods as reflected in the table below.

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
Merchandise Areas	2008	2007	2008	2007
Women’s	38%	38%	40%	39%
Cosmetics, Shoes and Accessories	31	31	31	30
Men’s	15	15	15	15
Home	9	9	8	9
Children’s	7	7	6	7

Total	100%	100%	100%	100%

Comparison of the Three and Nine Months Ended November 1, 2008 and November 3, 2007
     Revenues. The Company’s revenues for the three months ended November 1, 2008 decreased 8.3%, or $66.9 million, to $741.4 million from $808.3 million during the same period in fiscal year 2008. The decrease is primarily attributable to a 9.8% decrease in revenues from comparable stores and a $3.1 million decrease in revenues due to closed stores, partially offset by an increase in revenues from new stores of $13.3 million.
     The Company’s revenues for the nine months ended November 1, 2008 decreased 7.9%, or $204.4 million, to $2,388.0 million from $2,592.4 million during the same period in fiscal year 2008. The decrease is primarily attributable to a 7.5% decrease in revenues from comparable stores and a $71.6 million decrease in revenues due to closed stores, partially offset by an increase in revenues from new stores of $54.4 million.
     Cost of goods sold. Cost of goods sold was $532.6 million, or 71.8% of revenues, for the three months ended November 1, 2008 compared to $571.6 million, or 70.7% of revenues, for the same period in fiscal year 2008. The increase in cost of goods sold as a percentage of revenues for the three months ended November 1, 2008 was primarily attributable to a $2.9 million increase in store occupancy costs over the same period in fiscal year 2008 while revenues declined, as well as increased markdowns as a percentage of revenues.
     Cost of goods sold was $1,664.5 million, or 69.7% of revenues, for the nine months ended November 1, 2008 compared to $1,802.0 million, or 69.5% of revenues, for the same period in fiscal year 2008. The increase in cost of goods sold as a percentage of revenues for the nine months ended November 1, 2008 was primarily attributable to a $3.3 million increase in store occupancy costs over the same period in fiscal year 2008 while revenues declined.
     Selling, general and administrative expenses. SG&A expenses were $235.4 million, or 31.8% of revenues for the three months ended November 1, 2008, compared to $233.7 million, or 28.9% of revenues, for the same period in fiscal year 2008. The increase in SG&A expenses of $1.7 million was due primarily to $3.7 million in expense from the expanded eCommerce initiative, $1.3 million in depreciation expense and $6.5 million of performance based compensation expense, offset by reduced selling related expenses consisting primarily of payroll expense in response to the declining sales environment. The increase in SG&A expenses as a percentage of revenues was primarily due to the following:
•	Depreciation expense increased as a percentage of revenues by 0.61% primarily due to new store openings and expansions in the past year combined with the decline in revenue.

•	Performance based compensation increased as a percentage of revenues by 0.77% due to larger reductions for performance based compensation expense in the prior year.

•	Other non-selling related expenses increased as a percentage of revenues by 1.20% primarily due to the 8.3% decline in revenue.

     SG&A expenses were $706.5 million, or 29.6% of revenues for the nine months ended November 1, 2008, compared to $724.5 million, or 27.9% of revenues, for the same period in fiscal year 2008. The decrease in SG&A expenses of $18.0 million was due to reductions in selling related payroll expense of $13.5 million in response to the declining sales environment, as well as a decrease in one-time acquisition-related expenses of $15.0 million offset by an increase in performance based compensation expense in the current year. The increase in SG&A expenses as a percentage of revenues was primarily due to the 7.9% decline in revenue, which more than offset the improvement resulting from the decrease in the dollar amount of SG&A expenses.
     Asset impairment and exit costs. During the three months ended November 1, 2008, the Company recorded $0.7 million in exit costs comprised primarily of severance costs associated with the planned outsourcing of certain information technology and support functions. During the three months ended November 3, 2007, the Company recorded a $1.2 million impairment charge to adjust a retail location’s net book value to fair market value and a $1.3 million charge for real estate holding costs and other store closing costs.
     During the nine months ended November 1, 2008, the Company recorded $2.1 million in exit costs comprised primarily of severance costs associated with the planned outsourcing of certain information technology and support functions. In addition, the Company recorded $0.6 million in impairment charges to adjust a retail location’s net book value to fair market value. During the nine months ended November 3, 2007, the Company recorded $7.9 million in impairment charges to adjust two retail locations’ net book values to fair market value, a $1.8 million asset impairment charge for assets related to a software development project that was abandoned and a $1.5 million charge for real estate holding costs and other store closing costs. The Company determines fair value of its retail locations primarily based on the present value of future cash flows.
     Interest expense, net. Interest expense, net, decreased $3.1 million, or 20.7%, from $15.0 million during the three months ended November 3, 2007 to $11.9 million for the three months ended November 1, 2008. Interest expense, net, decreased $5.5 million, or 12.5%, from $43.9 million during the nine months ended November 1, 2007 to $38.4 million for the nine months ended November 1, 2008. The decrease for the three and nine months ended November 3, 2007 was primarily due to higher debt levels in fiscal year 2008 associated with the prior year refinancing of the $125.0 million ten-year variable rate bond that was prepaid in full on November 1, 2007.
     Gain (loss) on investments. The gain on investments of $1.6 million for the nine months ended November 1, 2008 was primarily due to a gain on the Company’s undesignated interest rate swap, offset by an other-than-temporary impairment of an available-for-sale equity security of $0.6 million.
     Income tax expense(benefit). Income tax benefit for the three months ended November 1, 2008 was $13.8 million compared to $5.6 million for the same period in fiscal year 2008. The effective income tax rate for the three months ended November 1, 2008 was 37.0% compared to 44.5% in the same period in fiscal year 2008. The decrease in the tax rate primarily resulted from the effect of an income tax benefit resulting from a change in estimate as a result of filing the fiscal year 2008 tax return and resolution of certain state tax matters of $2.5 million. In addition, the Company recognized income tax expense of $1.5 million for a valuation allowance related to state net operating losses and job credit carryovers.
     Income tax benefit for the nine months ended November 1, 2008 was $8.1 million compared to $4.1 million of income tax expense for the same period in fiscal year 2008. The effective income tax rate for the nine months ended November 1, 2008 was 44.2% compared to 29.2% in the same period in fiscal year 2008. The difference in the tax rate resulted primarily from settling certain state tax matters which increased income tax benefit by $3.2 million.
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
Liquidity and Capital Resources
     The Company’s primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under debt facilities, which consist of a $750.0 million credit facility that matures in October 2011 and $325.0 million in senior notes. The credit facility is comprised of an outstanding $350.0 million term loan and a $400.0 million revolving line of credit. The senior notes are comprised of an $80.0 million floating rate senior note that matures in July 2012, a $20.0 million fixed rate senior note that expires in July 2012, a $100.0 million fixed rate senior note that matures in July 2015, and a $125.0 million fixed rate senior note that matures in August 2017.
     The debt facilities place certain restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock and guarantees, and require maintenance of minimum financial ratios, which include a leverage ratio, consolidated debt to consolidated capitalization ratio and a fixed charge coverage ratio. These ratios are calculated exclusive of non-cash charges, such as fixed asset, goodwill and other intangible asset impairments. As of November 1, 2008, the Company was in compliance with all covenants and does not anticipate that complying with the covenants will adversely impact the Company’s liquidity in fiscal year 2009. Continued adverse effects of deteriorating economic conditions on consumer spending could cause the Company to seek to amend its financial covenants, pay-down debt or take other actions to maintain financial covenant compliance.
     Through October 2009, under certain circumstances the credit facility may be increased to $850.0 million at the Company’s request. The credit facility allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios. As of November 1, 2008, the interest spread was LIBOR plus 87.5 basis points, but is expected to increase to LIBOR plus 112.5 basis points in December 2008. The credit facility contains restrictive financial covenants including leverage and fixed charge coverage ratios. As of November 1, 2008, the Company had $13.4 million of standby letters of credit and a $350.0 million term loan outstanding under the credit facility. Although the stated availability under the credit facility was $386.6 million as of November 1, 2008, the leverage ratio covenant would limit the Company’s availability to $273.6 million at November 1, 2008.
     During fiscal year 2006, the Company entered into a $21.0 million, 20-year variable rate, state bond facility in connection with construction of a distribution center in Mississippi. Due to unfavorable remarketing conditions during the three months ended November 1, 2008, the letter of credit backing the state bond facility was drawn upon. If remarketing efforts remain unsuccessful, the Company expects to repay the $17.8 million outstanding balance in December 2009.
     The Company utilizes derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. These agreements are used to reduce the potential impact of increases in interest rates on variable rate long-term debt. The difference between the fixed rate leg and the variable rate leg of each swap, to be paid or received, is accrued and recognized as an adjustment to interest expense. Additionally, the changes in the fair market value of swaps designated as cash flow hedges are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and are marked to market through accumulated other comprehensive income (loss). Swaps that are not designated as hedges are marked to market through gain (loss) on investments.
     The Company’s exposure to derivative instruments is limited to one interest rate swap as of November 1, 2008, an $80.0 million (receive variable rate, pay fixed rate 5.155%) notional amount swap, which expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note. The Company had a $125.0 million notional amount swap, which expired in September 2008, that had previously been designated as a cash flow hedge against variability in future interest payments on a $125.0 million variable rate bond facility. On July 26, 2007, the $125.0 million notional amount swap was de-designated in accordance with SFAS No. 133 due to the Company’s decision to prepay the underlying debt. This swap was marked to market in gain (loss) on investments through its expiration date.

     Net cash provided by operating activities was $72.5 million for the nine months ended November 1, 2008 compared to $14.1 million net cash used for the same period in fiscal year 2008. The increase in cash flows from operating activities for the nine months ended November 1, 2008 was principally due to a reduction in inventory in response to the declining sales environment offset by lower net income (loss) and a $20.0 million discretionary contribution to the Company’s defined benefit plan.
     Net cash used by investing activities decreased $7.8 million to $104.0 million for the nine months ended November 1, 2008 from $111.8 million for the same period in fiscal year 2008. The decrease in cash used by investing activities primarily resulted from reduced purchases of property and equipment of $55.6 million, offset by lower proceeds from the sale of property and equipment principally related to the prior year sale-leaseback of a portion of the Company’s headquarters building.
     Net cash used by financing activities was $46.2 million for the nine months ended November 1, 2008 compared to $16.5 million for the same period in fiscal year 2008. The increase in cash used by financing activities primarily relates to proceeds from borrowings of $33.7 million from its line of credit in the prior year.
     Management of the Company believes that existing cash on hand, as well as cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures and debt service requirements for at least the next twelve months.
Contractual Obligations and Commercial Commitments
     A table representing the scheduled maturities of the Company’s contractual obligations and commercial commitments as of February 2, 2008 was included under the heading “Contractual Obligations and Commercial Commitments” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008. To facilitate an understanding of the significant changes in the Company’s contractual obligations and commercial commitments, occurring in the normal course of business, the following table includes only those items that have changed significantly since the fiscal year ended February 2, 2008.

	Payments Due by Period
Updated Contractual Obligations	Total	Less than 1 Year	1-3 years	3 - 5 Years	More than 5 Years
		(dollars in thousands)
Long-Term Debt	$692,780	$—	$367,780	$100,000	$225,000
Estimated Interest Payments on Debt (a)	178,440	36,844	72,084	30,511	39,001

(a)	Interest rates used to compute estimated interest payments utilize the stated rate for fixed rate debt and projected interest rates for variable rate debt. Projected rates range from 3.5% to 6.5% over the term of the variable rate debt agreements.
     In addition, the total uncertain tax position liability for FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” is approximately $22.4 million, including tax, penalty and interest. The Company is not able to reasonably estimate the timing of these tax related future cash flows and have excluded these liabilities from the table. At this time, the Company anticipates that its gross unrecognized tax benefit may decrease by up to $2.5 million over the remaining three months of fiscal year 2009 due to the resolution of certain state tax matters.
Off-Balance Sheet Arrangements
     The Company has not provided any financial guarantees as of November 1, 2008. The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the nine months ended November 1, 2008 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on April 17, 2008 other than the updated risk factors listed below.
General Economic, Political and Business Conditions
     General economic, political and business conditions, nationally and in our market areas, are beyond our control. These factors influence our forecasts and impact actual performance. Factors include rates of economic growth, interest rates, inflation or deflation, consumer credit availability, levels of consumer debt and bankruptcies, tax rates and policy, unemployment trends, potential acts of terrorism and threats of such acts and other matters that influence consumer confidence and spending. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. A downturn in the economy may affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth. In addition, macroeconomic changes and declines in our profitability could result in a charge to earnings for the impairment of goodwill, which would not affect our cash flow, but could decrease our earnings or increase our losses.
Debt Covenants
     Our failure to comply with debt covenants could adversely affect capital resources, financial condition and liquidity. Our debt agreements contain certain restrictive financial covenants, which include a leverage ratio, consolidated debt to consolidated capitalization ratio and a fixed charge coverage ratio. A downturn in the economy may reduce consumer purchases of our merchandise and adversely impact our results of operations and continued growth. If we fail to comply with such covenants as a result of one or more of the factors listed above as well as in the risk factors described in our Annual Report on Form 10-K filed with the SEC on April 17, 2008 as updated in this report, we may be forced to settle outstanding debt obligations, negatively impacting cash flows. Our ability to obtain future financing may also be negatively impacted.
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

BELK, INC.
Dated: December 11, 2008	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley
Brian T. Marley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)