Form 10-K
period 2009-01-31
BELK INC
filed 2009-04-15
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
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

Class A Common Stock, $0.01 per share
Class B Common Stock, $0.01 per share

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) as of August 2, 2008 (based on the price at which the common equity was last sold on July 31, 2008, the date closest to the last business day of the Company’s most recently completed second fiscal quarter) was $360,915,117. 48,760,501 shares of common stock were outstanding as of April 1, 2009, comprised of 47,286,216 shares of the Registrant’s Class A Common Stock, par value $0.01, and 1,474,285 shares of the Registrant’s Class B Common Stock, par value $0.01.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2009 are incorporated herein by reference in Part III.

BELK, INC

i

PART I

Item 1.	Business

General

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned mainline department store business in the United States, with 307 stores in 16 states, primarily in the southern United States. The Company generated revenues of $3.5 billion for the fiscal year ended January 31, 2009, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.

The Company’s fiscal year ends on the Saturday closest to each January 31. All references to fiscal years are as follows:

Fiscal Year	Ended	Weeks

2010	January 30, 2010	52
2009	January 31, 2009	52
2008	February 2, 2008	52
2007	February 3, 2007	53
2006	January 28, 2006	52

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

Although the Company operates 93 stores that exceed 100,000 square feet in size, the majority of Belk stores range in size from 60,000 to 100,000 square feet. Most of the Belk stores are anchor tenants in major regional malls or in open-air shopping centers in medium and smaller markets. In the aggregate, the Belk stores occupy approximately 24.2 million square feet of selling space.

Management of Belk’s store operations is organized into three regional operating divisions, with each unit headed by a division chairman and a director of stores. Each division supervises a number of stores and maintains an administrative office in the markets served by the division. Division offices execute centralized initiatives at the individual stores, and their primary activities relate to providing management and support for the personnel, operations and maintenance of the Belk stores in their regions. These divisions are not considered segments for financial reporting purposes.

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

The Company’s marketing and sales promotion strategy seeks to attract customers to shop at Belk by keeping them informed of the latest fashion trends, merchandise offerings, and sales promotions through a combination of advertising media, including direct mail, circulars, broadcast and in-store special events. Belk uses its proprietary database to communicate directly to key customer constituencies with special offers designed to appeal to these specific audiences. The sales promotions are designed to promote attractive merchandise brands and styles at compelling price values with adequate inventories planned and allocated to ensure that stores will be in stock on featured merchandise.

Belk strives to attract and retain talented, well-qualified associates who provide a high level of friendly, personal service to enhance the customer’s shopping experience. Belk associates are trained to be knowledgeable about the merchandise they sell, approach customers promptly, help when needed, and provide quick checkout. The Company desires to be an inclusive company that embraces diversity among its associates, customers, and vendors. Its ongoing diversity program includes a number of company-wide initiatives aimed at increasing the diversity of its management and associate teams, creating awareness of diversity issues, and demonstrating the Company’s respect for, and responsiveness to, the rapidly changing cultural and ethnic diversity in Belk markets.

Belk also makes investments each year in information technology and process improvement in order to build and strengthen its business infrastructure. Its various information systems and Six Sigma process improvement initiatives are designed to improve the overall efficiency and effectiveness of the organization in order to improve operating performance and financial results.

Growth Strategy

In recent years, the Company has taken advantage of prudent opportunities to expand its store base by opening and expanding stores in new and existing markets in order to increase sales, market share and customer loyalty. In response to recent economic conditions, the Company has scaled back its store growth plans but will continue to explore strategic opportunities to open and expand stores where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition.

The Company opened eight new stores during fiscal year 2009 with a combined selling space of approximately 629,000 square feet and completed expansions of four existing stores. New stores and store expansions completed in fiscal year 2009 include:

New Stores

	Size (Selling	Opening	New or Existing
Location	Sq. Ft.)	Date	Market

Tulsa, OK (Tulsa Hills)	67,370	3/12/08	New
Kissimmee, FL (The Loop West)	85,517	3/12/08	Existing
Haines City, FL (Posner Commons)	67,370	3/12/08	New
Oxford, MS (Oxford Galleria)	52,169	3/12/08	New
Weatherford, TX (Weatherford Ridge)	67,382	3/12/08	New
Fort Worth, TX (Alliance Town Center)	86,217	10/15/08	New
Macon, GA (Shoppes at River Crossing)	114,795	10/15/08	Existing
Prattville, AL (High Point Town Center)	86,097	10/15/08	Existing

Store Expansions

	Expanded Size	Completion
Location	(Selling Sq. Ft)	Date

Snellville, GA (Snellville Pavilion)	80,083	5/7/08
Dothan, AL (Wiregrass Commons)	80,815	10/15/08
Birmingham, AL (The Summit)	144,637	10/15/08
Covington/North Shore, LA (Stirling Covington SC)	103,987	11/21/08

In fiscal year 2010, the Company plans to open three new stores that will have a combined selling space of approximately 244,000 square feet. It also expects to complete expansions and renovations of three existing stores. The Company has reduced the amount of capital expenditures for fiscal year 2010 primarily due to the reduction of new store openings compared to fiscal year 2009.

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

Belk stores offer complete assortments of many national brands. The Company has enjoyed excellent long-term relationships with many top apparel and cosmetics suppliers and is often the sole distributor of desirable apparel, accessories and cosmetic lines in its markets. Belk stores also offer exclusive private brands in selected merchandise categories that are designed and manufactured to provide compelling fashion assortments that set Belk apart from competitors through their styling, quality and price. The Company’s private brands include Kim Rogers, Choices, ND — New Directions, Madison, Be Inspired, Sophie Max, Belk Silverworks, Meeting Street, Saddlebred, Pro Tour, Red Camel, J. Khaki, Nursery Rhyme, Biltmore For Your Home, Mary Jane’s Farm, Home Accents, Lorena Garcia and Cook’s Tools. In fiscal year 2009, the Company entered into an exclusive partnership with actress Kristin Davis to create a self-titled brand of modern women’s fashions which debuted in 125 Belk stores and at Belk.com in the third quarter. In addition, professional golfer D.J. Trahan endorsed the Company’s exclusive Pro Tour private label line of golf sportswear and performance wear offered in all Belk locations.

With its acquisition of Migerobe, Inc. in fiscal year 2007, the Company established its own fine jewelry business, with buying and administrative offices at the corporate office in Charlotte and a state of the art repair and distribution center located in Ridgeland, Mississippi. At the end of fiscal year 2008, the Company had opened 145 fine jewelry shops in its stores under the new “Belk and Co. Fine Jewelers” name. The shops replaced the Company’s former leased fine jewelry operations and offered expanded assortments of high quality diamond jewelry, rubies, emeralds and other fine gemstones, and top brands of fine watches and jewelry. The Company opened nine new Belk and Co. Fine Jewelers shops in Belk stores during fiscal year 2009, bringing the total number of shops to 154 as of the fiscal year end.

Marketing and eCommerce

The Company employs strategic marketing initiatives to develop and enhance the equity of the Belk brand, strengthen its relationship with and become the desired destination for the target customer, and create and strengthen “one-to-one” relationships with customers. The Company’s marketing strategy involves extensive mass media print advertising, direct marketing, Internet marketing, comprehensive store visual merchandising and signing and in-store special events (e.g., trunk shows, celebrity and designer appearances, Charity Day and Senior’s Day).

During the third quarter of fiscal year 2009, the Company launched a totally redesigned and expanded Belk.com website and began operating a 142,000 square foot eCommerce fulfillment center in Pineville, NC to process handling and shipping of online orders. The new website features a wide assortment of fashion apparel, accessories and shoes, plus a large selection of cosmetics, home and gift merchandise. Many leading national brands are offered at Belk.com along with the Company’s exclusive private brands. The updated website incorporates new technology and functionality that allow customers to easily find, view and purchase the merchandise they want. It also includes expanded information about the Company, including history, career opportunities, community involvement, diversity initiatives, a company newsroom, the United States Securities and Exchange Commission (“SEC”) filings, and more.

Gift Cards

The Company’s gift card program provides a convenient option for customer gift-giving and enables stores to issue electronic credits to customers in lieu of cash refunds for merchandise returned without sales receipts. Several types of gift cards are available, each featuring a distinctive design and appeal. During fiscal year 2009, the Company continued to expand its efforts to offer Belk gift cards for sale outside of Belk stores in select grocery store outlets through partnerships with regional and national grocery store chains.

Salons and Spas

As of the end of fiscal year 2009, the Company owned and operated 24 hair styling salons in various store locations, 18 of which also offer spa services. The hair salons offer the latest hair styling services as well as wide assortments of top brand name beauty products, including Aveda, Bumble and Bumble and Redken. The spas offer massage therapy, full skincare, nail and pedicure services and other specialized body treatments. Eight of the salons and spas operate under the name of “Carmen! Carmen! Prestige Salon and Spa at Belk” with the balance operating under the name of “Belk Salon and Spa.”

Belk Gift Registry

The Company’s gift registry offers a wide assortment of bridal merchandise that can be registered for and purchased online at Belk.com or in local Belk stores and shipped directly to the customer or gift recipient. The gift registry is a fully integrated system that combines the best of Internet technology and in-store shopping. Brides and engaged couples can conveniently create their gift registry and make selections through the Belk.com website from a home computer, or they can go to a Belk store where a certified professional bridal consultant can provide assistance using the store’s online gift registry kiosk. In the Belk stores that have kiosks, brides and engaged couples can use a portable scanning device, which enables them to quickly and easily enter information on their gift selections directly into the registry system.

Belk Proprietary Charge Programs

In fiscal year 2009, Belk and GE Money Bank (“GE”), an affiliate of GE Consumer Finance, continued to plan and execute enhanced marketing programs designed to recognize and reward Belk card customers, attract profitable new customers and increase sales from existing card customers. The Company’s customer loyalty program (“Belk Rewards”) issues certificates for discounts on future purchases to proprietary charge card customers based on their spending levels. The rewards program is cumulative, issuing a $10 certificate for every 400 points earned in a calendar year. Belk card customers whose purchases total $600 or more in a calendar year qualify for a Belk Premier card that entitles them to unlimited free gift wrapping and basic alterations, an interest-free 0% Premier Plan account and notifications of special savings and sales events. Customers who spend more than $2,500 annually at Belk qualify for a Belk Elite Card that offers additional benefits, including a specially designed black Elite credit card, triple points events, a 20 percent off birthday shopping pass, quarterly Pick Your Own Sale Days and free shipping coupons.

Systems and Technology

The Company continued to invest in technology and information systems during fiscal year 2009 in order to support sales and merchandising initiatives, reduce costs, improve core business processes and support its overall business strategy. Key systems initiatives implemented include the launch of the redesigned Belk.com website and new eCommerce fulfillment facility, upgrading of the Company’s merchandise replenishment application to enhance sales forecasting and assortment planning, hardware virtualization and voice communications projects to reduce costs, audit and compliance efforts to ensure the privacy of customer information, and the outsourcing of application maintenance, support and development functions. Belk continues to invest in its information systems and new technology in order to expand its Internet business and enable management to react quickly to changing sales trends, improve merchandise mix, distribute merchandise based on individual market needs and manage inventory levels based on customer demand.

Inventory Management and Logistics

The Company operates four distribution facilities that receive and process merchandise for delivery to Belk stores and Belk.com customers. A 371,000 square foot distribution center in Blythewood, SC services the stores located in the northern and eastern areas of the Company’s footprint, a 174,000 square foot distribution center at the Greater Jackson Industrial Park in Byram, MS services the central and western areas and a 8,300 square foot distribution center in Ridgeland, MS services the Company’s owned fine jewelry operations. During fiscal year 2009, the Company opened a 142,000-square-foot direct-to-consumer eCommerce fulfillment center in Pineville, NC to process orders from its Belk.com website. The Company’s “store ready” merchandise receiving processes enable stores to receive and process merchandise shipments and move goods to the sales floor quickly and efficiently. Additionally, the Company continued the implementation of “eco-friendly” initiatives aimed at fulfilling the Company’s commitment to be a good steward of the environment by eliminating waste, conserving energy, using resources more responsibly and embracing and promoting sustainable practices.

Non-Retail Businesses

Several of the Company’s subsidiaries engage in businesses that indirectly or directly support the operations of the retail department stores. The non-retail businesses include United Electronic Services (“UES”), a wholly owned subsidiary of Belk, Inc., which provided equipment maintenance services to Belk stores and third parties. At the end of fiscal year 2009, UES was merged into Belk, Inc. and now operates as a division of the Company.

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

Associates

As of the end of fiscal year 2009, the Company had approximately 23,180 full-time and part-time associates. Because of the seasonal nature of the retail business, the number of associates fluctuates from time to time and is highest during the holiday shopping period in November and December. The Company as a whole considers its relations with associates to be good. None of the associates of the Company are represented by unions or subject to collective bargaining agreements.

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

Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet, general economic conditions, our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute growth strategies, anticipated benefits from the opening of our new fulfillment center, the expected benefit of new systems and technology, the anticipated benefits from our acquisitions and the anticipated benefit under our Program Agreement with GE. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements.

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

General Economic, Political and Business Conditions

General economic, political and business conditions, nationally and in our market areas, are beyond our control. These factors influence our forecasts and impact actual performance. Factors include rates of economic growth, interest rates, inflation or deflation, consumer credit availability, levels of consumer debt and bankruptcies, tax rates and policy, unemployment trends, potential acts of terrorism and threats of such acts and other matters that influence consumer confidence and spending. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. A downturn in the economy during fiscal year 2009 has affected, and will continue to affect for an undetermined period of time, consumer purchases of our merchandise. We expect these economic conditions to adversely impact our results of operations and continued growth.

Debt Covenants

Our failure to comply with debt covenants could adversely affect capital resources, financial condition and liquidity. Our debt agreements contain certain restrictive financial covenants, which include a leverage ratio, consolidated debt to consolidated capitalization ratio and a fixed charge coverage ratio. As of January 31, 2009, we were in compliance with our debt covenants. On March 30, 2009, we revised our debt covenants in response to the current economic environment and to ensure continued compliance with our debt covenants. A prolonged downturn in the economy may further reduce consumer purchases of our merchandise and adversely impact our results of operations and continued growth. If we fail to comply with our debt covenants as a result of one or more of the factors listed above, we may be forced to settle outstanding debt obligations, negatively impacting cash flows. Our ability to obtain future financing may also be negatively impacted.

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

New Store Growth

Our ability to identify strategic opportunities to open new stores will depend in part upon general economic conditions and the availability of existing retail stores or store sites on acceptable terms. It will also depend on our ability to successfully execute our retailing concept in new markets and geographic regions. Increases in real estate, construction and development costs and the availability of financing to potential developers could limit our growth opportunities. If consumers are not receptive to us in new markets or regions, our financial performance could be adversely affected. In addition, we will need to identify, hire and retain a sufficient number of qualified personnel to work in our new stores.

Logistics, Distribution and Information Technology

We currently operate distribution centers in South Carolina and Mississippi that service all of our stores and an eCommerce fulfillment center in North Carolina that processes Belk.com customer orders. The efficient operation of our business is dependent on receiving and distributing merchandise in a cost-effective and timely manner. We also rely on information systems to effectively manage sales, distribution, merchandise planning and allocation functions. We are continuing to implement software technology to assist with these functions. If we do not effectively operate the distribution network or if information systems fail to perform as expected, our business could be disrupted.

eCommerce

In fiscal year 2009, we launched a substantially updated and redesigned website that enhanced customers’ online shopping capabilities, offered expanded merchandise assortments and enabled customers to access a broader range of our information online, including current sales promotions, special events and corporate information. We also began operating a new fulfillment facility to process and ship merchandise purchased through our website. If we do not successfully meet the systems challenges of expanding and converting the existing website and of efficiently operating the fulfillment center, our financial performance could be adversely affected. In addition, if customers are not receptive to our eCommerce offerings, revenues and profitability could be adversely impacted.

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

Store Locations

As of the end of fiscal year 2009, the Company operated a total of 307 retail stores, with approximately 24.2 million selling square feet, in the following 16 states:

Alabama — 22	Louisiana — 4	Oklahoma — 3
Arkansas — 7	Maryland — 2	South Carolina — 37
Florida — 30	Mississippi — 17	Tennessee — 23
Georgia — 47	Missouri — 1	Texas — 13
Kentucky — 5	North Carolina — 72	Virginia — 20
West Virginia — 4

Belk stores are located in regional malls (161), strip shopping centers (94), “power” centers (26) and “lifestyle” centers (21). Additionally, there are five freestanding stores. Approximately 80% of the gross square footage of the typical Belk store is devoted to selling space to ensure maximum operating efficiencies. A majority of the stores are either new or have undergone renovations within the past ten years. The new and renovated stores feature the latest in retail design, including updated exteriors and interiors. The interiors are designed to create an exciting, comfortable and convenient shopping environment for customers. They include the latest lighting and merchandise fixtures, as well as quality decorative floor and wall coverings and other special decor. The store layout is designed for ease of shopping, and store signage is used to help customers identify and locate merchandise.

As of the end of fiscal year 2009, the Company owned 81 store buildings, leased 174 store buildings under operating leases and owned 69 store buildings under ground leases. The typical operating lease has an initial term of between 15 and 20 years, with four renewal periods of five years each, exercisable at the Company’s option. The typical ground lease has an initial term of 20 years, with a minimum of four renewal periods of five years each, exercisable at the Company’s option.

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

Other

The Company owns or leases various other real properties, including primarily former store locations. Such property is not material, either individually or in the aggregate, to the Company’s consolidated financial position or results of operations.

Item 3.	Legal Proceedings

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended January 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In fiscal year 2009, there was no established public trading market for either the Belk Class A Common Stock, par value $.01 per share (the “Class A Common Stock”) or the Belk Class B Common Stock, par value $.01 per share (the “Class B Common Stock”). There were limited and sporadic quotations of bid and ask prices for the Class A Common Stock and the Class B Common Stock in the Pink Sheets and on the Over the Counter Bulletin Board under the symbols “BLKIA” and “BLKIB,” respectively. As of January 31, 2009, there were approximately 580 holders of record of the Class A Common Stock and 386 holders of record of the Class B Common Stock.

On April 1, 2009, the Company declared a regular dividend of $0.20 on each share of the Class A and Class B Common Stock outstanding on that date. On April 2, 2008 and April 4, 2007, the Company declared a regular dividend of $0.40 on each share of the Class A and Class B Common Stock outstanding on those dates. The amount of dividends paid out with respect to fiscal year 2010 and each subsequent year will be determined at the sole discretion of the Board of Directors based upon the Company’s results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. For a discussion of the Company’s debt facilities and their restrictions on dividend payments, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There were no purchases of issuer equity securities during the fourth quarter of fiscal year 2009.

Item 6.	Selected Financial Data

The following selected financial data are derived from the consolidated financial statements of the Company.

	Fiscal Year Ended
	January 31,	February 2,	February 3,	January 28,	January 29,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share amounts)

SELECTED STATEMENT OF INCOME DATA:
Revenues	$3,499,423	$3,824,803	$3,684,769	$2,968,777	$2,446,832
Cost of goods sold	2,430,332	2,636,888	2,451,171	1,977,385	1,618,639
Goodwill impairment	326,649	—	—	—	—
Depreciation and amortization expense	165,267	159,945	142,618	113,945	101,255
Operating income (loss)	(232,643)	198,117	323,719	258,501	226,341
Income (loss) before income taxes	(283,281)	138,644	279,050	213,555	194,276
Net income (loss)	(212,965)	95,740	181,850	136,903	124,076
Basic and diluted net income (loss) per share	(4.35)	1.92	3.59	2.65	2.40
Cash dividends per share	0.400	0.400	0.350	0.315	0.475
SELECTED BALANCE SHEET DATA:
Accounts receivable, net(1)	65,702	65,987	61,434	43,867	324,917
Merchandise inventory	828,497	932,777	931,870	703,609	527,860
Working capital	808,031	750,547	679,822	649,711	787,390
Total assets	2,535,247	2,851,315	2,845,524	2,437,171	1,859,085
Long-term debt and capital lease obligations	693,190	722,141	734,342	590,901	301,419
Stockholders’ equity	1,032,027	1,388,726	1,326,022	1,194,827	1,066,616
SELECTED OPERATING DATA:
Number of stores at end of period	307	303	315	276	226
Comparable store net revenue increase (decrease) (on a 52 versus 52 week basis)	(8.7)%	(1.1)%	4.5%	1.2%	4.2%

(1)	In fiscal year 2006, the Company sold its proprietary credit card business to GE Money Bank (“GE”), an affiliate of GE Consumer Finance. This transaction caused a significant reduction in accounts receivable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned mainline department store business in the United States, with 307 stores in 16 states, primarily in the southern United States. The Company generated revenues of $3.5 billion for the fiscal year ended January 31, 2009, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.

The Company’s fiscal year ends on the Saturday closest to each January 31. All references to fiscal years are as follows:

Fiscal Year	Ended	Weeks

2010	January 30, 2010	52
2009	January 31, 2009	52
2008	February 2, 2008	52
2007	February 3, 2007	53
2006	January 28, 2006	52

The Company’s total revenues decreased 8.5% in fiscal year 2009 to $3.5 billion. Comparable store sales decreased 8.7%. Softening macroeconomic conditions, including the dramatic deterioration in financial markets and consumer confidence as the year progressed, weighed heavily on consumer spending, particularly for discretionary retail merchandise. The Company recorded a non-cash goodwill impairment charge of $326.6 million in the fourth quarter of fiscal year 2009 as a result of the decline in the fair value of the goodwill as determined in the Company’s annual goodwill impairment test in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As a result of this goodwill impairment charge, the Company had an operating loss of $232.6 million in fiscal year 2009 compared to operating income of $198.1 million in fiscal year 2008. Net loss was $213.0 million or $4.35 per basic and diluted share in fiscal year 2009 compared to net income of $95.7 million or $1.92 per basic and diluted share in fiscal year 2008. The decline in net income (loss) was due primarily to the non-cash goodwill impairment charge along with the revenue decline during the year and the resulting lower gross margin resulting from accelerated markdowns as a percentage of sales taken in response to the weakened economic environment, plus increased other asset impairment and exit costs primarily due to the adjustment of several retail locations’ book value to fair value.

As of the end of fiscal year 2009, the Company operated 307 retail department stores in 16 states, primarily in the southern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, fine jewelry, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.

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

In recent years, the Company has taken advantage of prudent opportunities to expand its store base by opening and expanding stores in new and existing markets in order to increase sales, market share and customer loyalty. In response to recent economic conditions, the Company has scaled back its store growth plans but will continue to explore strategic opportunities to open and expand stores where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. In fiscal year 2009, the Company increased net store selling square footage by 0.3 million square feet, or 1.1%, primarily due to new store construction partially offset by store closures. In fiscal year 2010, the Company plans to open three new stores that will have a combined selling space of approximately 244,000 square feet. It also expects to complete expansions and renovations of three existing stores.

eCommerce

In fiscal year 2009, the Company redesigned and expanded the Belk.com website and began operating a 142,000 square foot eCommerce fulfillment center in Pineville, NC, to process handling and shipping of online orders. The new website features a wide assortment of fashion apparel, accessories and shoes plus a large selection of cosmetics, home and gift merchandise, including the Company’s exclusive private brands.

Parisian Acquisition

Effective October 2, 2006, the Company completed the acquisition of all of the capital stock of the corporations that operated 40 Parisian stores, the Parisian corporate headquarters, and a distribution center

(“Parisian Acquisition” or “Parisian”) from Saks, Incorporated for a purchase price of $314.7 million. The results of the acquired operations have been included in the consolidated financial statements from the date of acquisition.

Effective October 30, 2006, the Company sold certain assets and lease rights related to four of the Parisian stores for $25.7 million. In fiscal year 2008, the Company completed the disposition of 11 additional Parisian stores and during the third quarter re-branded the remaining 25 Parisian stores as Belk.

During fiscal year 2009, the Company sold the acquired distribution center for $4.0 million that resulted in a gain on the sale of property of $0.7 million. The Company also sold the acquired corporate headquarters facility and adjacent land parcels for $12.4 million that resulted in a gain on the sale of property of $1.3 million.

Migerobe Acquisition

Effective July 30, 2006, the Company completed the acquisition of the assets of Migerobe, Inc. (“Migerobe”), a company that leased fine jewelry departments in 35 Belk stores, for a purchase price of $19.1 million. The results of the Migerobe operations have been included in the consolidated financial statements from the date of acquisition.

At the end of fiscal year 2008, the Company had opened 145 fine jewelry shops in its stores under the new “Belk and Co. Fine Jewelers” name. The shops replaced the Company’s former leased fine jewelry operations and offered expanded assortments of high quality diamond jewelry, rubies, emeralds and other fine gemstones, and top brands of fine watches and jewelry. The Company opened nine new Belk and Co. Fine Jewelers shops in Belk stores during fiscal year 2009, bringing the total number of shops to 154 as of the fiscal year end.

Hurricane Katrina

The Company operated 20 stores in the areas that were affected by Hurricane Katrina in fiscal year 2006. Operations were interrupted at 13 store locations, with the most significant physical damage at the Company’s Biloxi, Mississippi location. For fiscal year 2007, the Company received insurance recoveries of $10.7 million for Hurricane Katrina losses. Of this amount, $8.2 million was recorded as a gain on sale of property and equipment, $0.7 million related to the business interruption coverage and was recorded as a reduction to cost of goods sold, and $1.7 million was payment for expense recoveries recognized in fiscal year 2006.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s consolidated statements of income and other pertinent financial and operating data.

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	69.4	68.9	66.5
Selling, general and administrative expenses	27.1	25.7	24.9
Goodwill impairment	9.3	—	—
Gain on sale of property and equipment	0.1	0.1	0.3
Other asset impairment and exit costs	0.9	0.3	0.1
Operating income (loss)	(6.6)	5.2	8.8
Interest expense	1.6	1.7	1.6
Interest income	0.1	0.2	0.2
Gain (loss) on investments	—	—	0.1
Income tax expense (benefit)	(2.0)	1.1	2.6
Net income (loss)	(6.1)	2.5	4.9
SELECTED OPERATING DATA:
Selling square footage (in thousands)	24,203	23,937	24,498
Store revenues per selling sq. ft.	$145	$160	$158
Comparable store net revenue increase (decrease) (on a 52 versus 52 week basis)	(8.7)%	(1.1)%	4.5%
Number of stores
Opened	8	11	10
Purchased	—	—	37
Combined Stores	—	(4)	—
Closed	(4)	(19)	(8)
Total — end of period	307	303	315

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the last three fiscal years. There were no material changes between fiscal years, as reflected in the table below.

	Fiscal Year	Fiscal Year	Fiscal Year
Merchandise Areas	2009	2008	2007

Women’s	37%	37%	37%
Cosmetics, Shoes and Accessories	31%	30%	29%
Men’s	16%	17%	17%
Home	10%	10%	11%
Children’s	6%	6%	6%

Total	100%	100%	100%

Comparison of Fiscal Years Ended January 31, 2009 and February 2, 2008

Revenues.  In fiscal year 2009, the Company’s revenues decreased 8.5%, or $0.3 billion, to $3.5 billion from $3.8 billion in fiscal year 2008. The decrease is primarily attributable to a 8.7% decrease in revenues from comparable stores and a $75.8 million decrease in revenues due to closed stores partially offset by an increase in revenues from new stores of $69.0 million.

Cost of Goods Sold.  Cost of goods sold was $2.4 billion, or 69.4% of revenues in fiscal year 2009 compared to $2.6 billion, or 68.9% of revenues in fiscal year 2008. The increase in cost of goods sold as a percentage of revenues for fiscal year 2009 is due primarily to a 0.45% increase in occupancy costs as a percentage of revenues due to rising rent associated with new stores and real estate taxes on a declining revenue base.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses were $947.6 million, or 27.1% of revenues in fiscal year 2009, compared to $982.4 million, or 25.7% of revenues in fiscal year 2008. The decrease in SG&A expenses of $34.8 million was due to reductions in selling related payroll expense of $19.8 million in response to the declining sales environment, as well as a decrease in one-time acquisition-related expenses of $15.8 million. The increase in SG&A expenses as a percentage of revenues was primarily due to the 8.5% decline in revenue, which more than offset the improvement resulting from the decrease in the dollar amount of SG&A expenses.

Goodwill impairment.  The Company recorded a goodwill impairment charge of $326.6 million in fiscal year 2009. The Company’s annual goodwill impairment measurement date is its fiscal year end and as a result of the decline in the fair value of the Company’s goodwill, the Company recorded a goodwill impairment charge during the fourth quarter of fiscal year 2009. The Company determines the fair value of goodwill through various valuation techniques including discounted cash flows and market comparisons. The impairment of goodwill is a non-cash impairment charge and will not affect the Company’s compliance with financial covenants under its various debt agreements.

Gain on sale of property and equipment.  Gain on sale of property and equipment was $4.1 million for fiscal year 2009 compared to $3.4 million for fiscal year 2008. The fiscal year 2009 gain was primarily due to a $1.3 million gain on the sale of the Parisian headquarters facility and adjacent land parcels and $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC. The fiscal year 2008 gain was primarily due to insurance recoveries on property and equipment for damaged store locations of $1.4 million and $2.5 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters.

Other Asset Impairment and Exit Costs.  In fiscal year 2009, the Company recorded $27.1 million in impairment charges to adjust nine retail locations’ net book values to fair value, $3.5 million in exit costs comprised primarily of severance costs associated with the outsourcing of certain information technology and support functions and corporate realignment of functional areas, and a $1.0 million charge for real estate holding costs and other store closing costs. The Company determines fair value of its retail locations primarily based on the present value of future cash flows. In fiscal year 2008, the Company recorded $8.0 million in impairment charges to adjust two retail locations’ net book values to fair value, a $1.8 million asset impairment charge for assets related to a software development project that was abandoned and a $1.0 million charge for real estate holding costs and other store closing costs.

Interest Expense.  In fiscal year 2009, the Company’s interest expense decreased $10.5 million, or 15.9%, to $55.5 million from $66.0 million for fiscal year 2008. The decrease was primarily due to weighted average interest rates being lower in fiscal year 2009 compared to fiscal year 2008.

Interest Income.  In fiscal year 2009, the Company’s interest income decreased $2.9 million, or 38.6%, to $4.7 million from $7.6 million in fiscal year 2008. The decrease was due primarily to decreases in market interest rates from fiscal year 2008 to fiscal year 2009.

Income tax expense (benefit).  Income tax benefit for fiscal year 2009 was $70.3 million, or 24.8%, compared to income tax expense of $42.9 million, or 30.9%, for the same period in fiscal year 2008. The effective tax rate is lower for fiscal year 2009 as a result of the impairment of the Company’s $326.6 million goodwill balance, of which $90.3 million was not deductible for income tax purposes.

Comparison of Fiscal Years Ended February 2, 2008 and February 3, 2007

Revenues.  In fiscal year 2008, the Company’s revenues increased 3.8%, or $0.1 billion, to $3.8 billion from $3.7 billion in fiscal year 2007. The increase was primarily attributable to revenues associated with the Parisian Acquisition of $191.7 million and revenues from other new stores of $87.0 million. These increases were partially offset by a decrease in revenues of $45.8 million from closed stores and a 1.1% decrease in revenues from comparable stores.

Cost of Goods Sold.  Cost of goods sold was $2.6 billion, or 68.9% of revenues in fiscal year 2008 compared to $2.5 billion, or 66.5% of revenues in fiscal year 2007. The increase in cost of goods sold as a percentage of revenues for fiscal year 2008 was due primarily to accelerated markdowns in the second half of fiscal year 2008 in response to a declining sales environment resulting from consumer uncertainty about the economy, increased markdowns due to higher levels of clearance merchandise related to the Parisian transition and to maintain proper levels of inventories. In addition, there was an increase of 0.37% as a percentage of revenues in occupancy costs as a percentage of revenues due to higher occupancy costs in the acquired store locations.

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

Other Asset Impairment and Exit Costs.  In fiscal year 2008, the Company recorded $8.0 million in impairment charges to adjust two retail locations’ net book values to fair value, a $1.8 million asset impairment charge for assets related to a software development project that was abandoned and a $1.0 million charge for real estate holding costs and other store closing costs. The Company determines fair value through various valuation techniques including the present value of future cash flows and quoted market values, as considered necessary. In fiscal year 2007, the Company recorded a $1.2 million asset impairment charge for a retail location’s net book value that was less than the fair value, a $0.4 million charge for costs associated with the demolition of a portion of its corporate office building and a $2.1 million charge related to real estate holding costs and other store closing costs.

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

The following table illustrates the seasonality of revenues by quarter as a percentage of the full year for the fiscal years indicated.

	2009	2008	2007

First quarter	23.4%	23.6%	20.4%
Second quarter	23.7	23.0	19.9
Third quarter	21.2	21.1	21.6
Fourth quarter	31.7	32.3	38.1

The Company’s quarterly results of operations could also fluctuate significantly as a result of a variety of factors, including the timing of new store openings.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under debt facilities, which consist of a credit facility that matures in October 2011 and $325.0 million in senior notes. On March 30, 2009, in response to the current economic environment and to ensure continued compliance with our debt covenants, the Company amended its $725.0 million credit facility to reduce available borrowings to $675.0 million, of which a $325.0 million term loan was outstanding at January 31, 2009 and March 30, 2009. Under the amended credit facility, the Company has a $350.0 million revolving line of credit. During the fourth quarter of fiscal year 2009, the Company made a $25.0 million discretionary payment toward the principal value of the $350.0 million term loan under the credit facility that was outstanding at the end of fiscal year 2008. The senior notes are comprised of an $80.0 million floating rate senior note that matures in July 2012, a $20.0 million fixed rate senior note that matures in July 2012, a $100.0 million fixed rate senior note that matures in July 2015, and a $125.0 million fixed rate senior note that matures in August 2017.

During fiscal year 2006, the Company entered into a $17.8 million, 20-year variable rate, state bond facility in connection with construction of a distribution center in Mississippi.

The amended credit facility allows for up to $200.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at January 31, 2009 using either LIBOR plus 112.5 basis points or prime. The credit facility contains restrictive financial covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, divided by pre-tax income plus net interest expense and non-cash charges, such as depreciation, amortization, and impairment charges. At January 31, 2009, the maximum leverage allowed under the credit facility is 4.0, and the calculated leverage ratio was 3.6. The Company was in compliance with all covenants at the end of fiscal year 2009 and does not anticipate non-compliance with any debt covenants during fiscal year 2010. To ensure continued compliance with our debt covenants, the Company amended the financial covenants contained in the credit facility. The result of this amendment is an increase in the maximum leverage ratio from 4.0 to 4.25 as well as an increase in the interest spread from LIBOR plus 112.5 basis points to LIBOR plus 200.0 basis points at March 30, 2009, as well as a reduction in the size of the credit facility to $675.0 million. As of January 31, 2009, the Company had $13.4 million of standby letters of credit and a $325.0 million term loan outstanding under the credit facility. Although the stated availability under the credit facility was $386.6 million as of January 31, 2009, the leverage ratio covenant on that date would limit the Company’s availability to $140.8 million.

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

The Company utilizes derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. These swap agreements are used to reduce the potential impact of increases in interest rates on variable rate debt. The difference between the fixed rate leg and the variable rate leg of the swap, to be paid or received, is accrued and recognized as an adjustment to interest expense. Additionally, the change in the fair value of a swap designated as a cash flow hedge is accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is marked to market through accumulated other comprehensive income (loss). Any swap that is not designated as a hedging instrument is marked to market through gain (loss) on investments.

The Company’s exposure to derivative instruments is limited to one interest rate swap for an $80.0 million notional amount, which has a fixed interest rate of 5.2% and expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note. The Company had a $125.0 million notional amount swap, which expired in September 2008, that had previously been designated as a cash flow hedge against variability in future interest payments on a $125.0 million variable rate bond facility. On July 26, 2007, the $125.0 million notional amount swap was de-designated in accordance with SFAS No. 133 due to the Company’s decision to prepay the underlying debt. This swap was marked to market in gain (loss) on investments through its expiration date.

Net cash provided by operating activities was $265.3 million for fiscal year 2009 compared to $215.0 million for fiscal year 2008. The increase in cash provided by operating activities for fiscal year 2009 was principally due to a $105.2 million decrease in inventory during fiscal year 2009, partially offset by the decline in net income (loss) and the effect of the Company’s non-cash goodwill impairment charge.

Net cash used by investing activities decreased $28.2 million to $119.8 million for fiscal year 2009 from $148.0 million for fiscal year 2008. The decrease in cash used by investing activities was primarily due to a $73.3 million decline in purchases of property and equipment in fiscal year 2009, partially offset by reduced proceeds from the sale of property and equipment.

The Company made capital expenditures of $129.3 million during fiscal year 2009, comprised primarily of amounts related to eight new stores, expansions, remodels and other capital needs. The Company projects capital expenditures for fiscal year 2010 to be approximately $60.0 million, comprised primarily of amounts related to three new stores, expansions, space reductions and other capital needs. Management expects to fund fiscal year 2010 capital expenditures with cash flows from operations.

Net cash used by financing activities increased $21.0 million to $72.3 million for fiscal year 2009 from $51.3 million for fiscal year 2008. The increase in cash used by financing activities was primarily related to a $25.0 million discretionary payment on the Company’s term loan under the credit facility in fiscal year 2009.

Management of the Company believes that cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension funding and debt service requirements through fiscal year 2010. The Company focused on managing inventories, capital expenditures and expenses in fiscal year 2009, which resulted in an increase in cash and cash equivalents of $73.2 million compared to $15.7 million in fiscal year 2008. The Company expects to continue this focus during fiscal year 2010 and will continue to generate substantial cash flows from operations.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

	Payments Due by Period
		Within
	Total	1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(Dollars in thousands)

Contractual Obligations
Long-Term Debt	$667,780	$—	$325,000	$100,000	$242,780
Estimated Interest Payments on Debt(a)	179,771	37,363	70,247	30,113	42,048
Capital Lease Obligations	25,410	4,486	6,502	6,282	8,140
Operating Leases(b)	608,000	73,859	127,973	98,237	307,931
Purchase Obligations(c)	195,036	72,367	66,335	41,826	14,508

Total Contractual Cash Obligations	$1,675,997	$188,075	$596,057	$276,458	$615,407

	Amount of Commitment Expiration per Period
	Total
	Amounts	Within
	Committed	1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(Dollars in thousands)

Other Commercial Commitments
Standby Letters of Credit	$31,440	$18,227	$13,213	$—	$—
Import Letters of Credit	52,092	52,092	—	—	—

Total Commercial Commitments	$83,532	$70,319	$13,213	$—	$—

(a)	Interest rates used to compute estimated interest payments utilize the stated rate for fixed rate debt and projected interest rates for variable rate debt. Projected rates range from 3.0% to 6.5% over the term of the variable rate debt agreements.

(b)	Lease payments consist of base rent only and do not include amounts for percentage rents, real estate taxes, insurance and other expenses related to those locations.

(c)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Agreements that are cancelable without penalty have been excluded. Purchase obligations relate primarily to purchases of property and equipment, information technology contracts, maintenance agreements and advertising contracts.

Obligations under the deferred compensation and postretirement benefit plans are not included in the contractual obligations table. The Company’s deferred compensation postretirement plans are not funded in advance. Deferred compensation payments during fiscal years 2009 and 2008 totaled $5.4 million and $4.2 million, respectively. Postretirement benefit payments during fiscal years 2009 and 2008 totaled $2.1 million and $2.8 million, respectively.

Obligations under the Company’s defined benefit pension plan are not included in the contractual obligations table. Under the requirements of the Pension Protection Act of 2006, the Company is required to fund the net pension liability by fiscal year 2016. The net pension liability is calculated based on certain assumptions at January 31, 2009, that are subject to change based on economic conditions in the future. The Company has credit balances of $23.7 million, due to excess funding over the minimum requirements in prior years, and does not anticipate making a pension contribution in fiscal year 2010.

In addition, the total uncertain tax position liability for FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) is approximately $22.0 million, including tax, penalty and interest. The Company is not able to reasonably estimate the timing of these tax related future cash flows and have excluded these liabilities from the table. The Company anticipates that its gross unrecognized tax benefit may decrease by approximately $3.0 million over the next year due to carryover federal issues from the Internal Revenue Services last examination of the 2003 and 2004 tax return years.

Also excluded from the contractual obligations table are payments the Company may make for employee medical costs and workers compensation, general liability and automobile claims.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of January 31, 2009. The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

Recently Issued Accounting Standards

In October 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which clarified the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provided an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company has determined that the adoption of FSP SFAS No. 157-3 will not have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” and the period of expected cash flows used to measure the fair value of the asset under FASB SFAS No. 141-R, “Assets and Liabilities Arising from Contingencies in a Business Combination,” and other accounting principles generally accepted in the United States of America (“GAAP”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 (fiscal year 2010 for the Company). The Company has determined that the adoption of FSP SFAS No. 142-3 will not have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected to defer the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities and will adopt the additional disclosure requirements during fiscal year 2010. The Company has determined that the adoption of FSP SFAS No. 157-2 will not have a material impact on its consolidated financial statements.

Impact of Inflation

While it is difficult to determine the precise effects of inflation, management of the Company does not believe inflation had a material impact on the consolidated financial statements for the periods presented.

Critical Accounting Policies

Management’s discussion and analysis discusses the results of operations and financial condition as reflected in the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. As discussed in the Notes to the Company’s consolidated financial statements, the preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation, vendor allowances, property and equipment, rent expense, useful lives of depreciable assets, recoverability of long-lived assets, including intangible assets and goodwill, store closing reserves, customer loyalty programs, income taxes, derivative financial instruments, credit income, the calculation of pension and postretirement obligations, self-insurance reserves and stock based compensation.

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

Vendor Allowances.  The Company receives allowances from its vendors through a variety of programs and arrangements, including markdown reimbursement programs. These vendor allowances are generally intended to offset the Company’s costs of selling the vendors’ products in our stores. Allowances are recognized in the period in which the Company completes its obligations under the vendor agreements. Most incentives are deducted from amounts owed to the vendor at the time the Company completes its obligations to the vendor or shortly thereafter. The following summarizes the types of vendor incentives and the Company’s applicable accounting policies:

•	Advertising allowances — Represents reimbursement of advertising costs initially funded by the Company. Amounts are recognized as a reduction to SG&A expenses in the period that the advertising expense is incurred.

•	Markdown allowances — Represents reimbursement for the cost of markdowns to the selling price of the vendor’s merchandise. Amounts are recognized as a reduction to cost of goods sold in the later of the period that the merchandise is marked down or the reimbursement is negotiated. Amounts received prior to recognizing the markdowns are recorded as a reduction to the cost of inventory.

•	Payroll allowances — Represents reimbursement for payroll costs. Amounts are recognized as a reduction to SG&A expenses in the period that the payroll cost is incurred.

Property and Equipment, net.  Property and equipment owned by the Company are stated at cost less accumulated depreciation and amortization. Property and equipment leased by the Company under capital leases are stated at an amount equal to the present value of the minimum lease payments less accumulated amortization. Depreciation and amortization are recorded utilizing straight-line and in certain circumstances accelerated methods over the shorter of estimated asset lives or related lease terms. The Company also amortizes leasehold improvements over the shorter of the expected lease term or estimated asset life that would include cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the date the assets are placed in service, to be reasonably assured.

Goodwill.  Goodwill and other intangible assets are accounted for in accordance with SFAS No. 142. This statement requires that goodwill and other intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on its reporting structure, management has determined the Company has one reporting unit for purposes of applying SFAS No. 142. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. The Company determines fair value through various valuation techniques including discounted cash flows and market comparisons. If the carrying value of the reporting unit exceeds its estimated fair value in the first step, a second step is performed to allocate the fair value of the reporting unit to its net assets, including any previously unrecognized identifiable intangible assets. In step two, the fair value of the reporting unit’s goodwill is determined based upon the residual of the aggregated identified tangible and intangible assets. This methodology assumes the fair values are the amount a third party would be willing to pay in order to utilize the related benefits of these types of assets. The fair value of the goodwill resulting from this allocation process is then compared to the carrying value of the goodwill with the difference representing the amount of impairment.

The Company completed its annual impairment measurement date at its fiscal year end through use of discounted cash flow techniques and market comparisons and determined that the fair value of the reporting unit was less than its carrying value. The Company allocated the calculated fair value of the reporting unit to the net tangible and intangible assets and liabilities. This allocation of fair value requires significant management estimates and judgments and is based on the best information available at the impairment test date. The Company determined the fair values of the tangible and intangible assets and liabilities on the Company’s consolidated balance sheets, as well as intangible assets such as the Company’s trade name that are not currently carried on the Company’s consolidated balance sheets. As a result, the Company recorded a $326.6 million goodwill impairment charge during the fourth quarter of fiscal year 2009. The impairment of goodwill is a non-cash charge and it does not affect the Company’s compliance with financial covenants under its various debt agreements.

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

Store Closing Reserves.  The Company reduces the carrying value of property and equipment to fair value for owned locations or recognizes a reserve for future obligations for leased facilities at the time the Company ceases using property and/or equipment. The reserve includes future minimum lease payments and common area maintenance and taxes for which the Company is obligated under operating lease agreements. Additionally, the Company makes certain assumptions related to potential subleases and lease buyouts that reduce the recorded amount of the reserve. These assumptions are based on management’s knowledge of the market and other relevant experience. However, significant changes in the real estate market and the inability to enter into the subleases or obtain buyouts within the estimated time frame may result in increases or decreases to these reserves.

Customer Loyalty Programs.  The Company utilizes a customer loyalty program that issues certificates for discounts on future purchases to proprietary charge card customers based on their spending levels. The certificates are classified as a reduction to revenue as they are earned by the customers. The Company maintains a reserve liability for the estimated future redemptions of the certificates. The estimated impact on revenues of a 10% change in program utilization would be $2.1 million.

Pension and Postretirement Obligations.  The Company utilizes significant assumptions in determining its periodic pension and postretirement expense and obligations that are included in the consolidated financial statements. These assumptions include determining an appropriate discount rate, investment earnings, rate of compensation increase, as well as the remaining service period of active employees. The Company calculates the periodic pension and postretirement expense and obligations based upon these assumptions and actual employee census data.

The Company maintained an investment earnings assumption of 8.25% to determine its fiscal year 2009 expense. The Company believes that this assumption was appropriate given the composition of its plan assets and historical market returns thereon. The estimated effect of a 0.25% increase or decrease in the investment earnings assumption would increase or decrease pension expense by $0.7 million. The Company has adjusted its earnings assumption to 8.00% for fiscal year 2010.

The Company selected a discount rate assumption of 6.125% to determine its fiscal year 2009 expense. The Company believes that this assumption was appropriate given the composition of its plan obligations and the interest rate environment as of the measurement date. The estimated effect of a 0.25% increase or decrease in the discount rate assumption would have decreased or increased fiscal year 2009 pension expense by $0.9 million. The Company has adjusted its discount rate assumption to 6.375% for fiscal year 2010.

Under the requirements of the Pension Protection Act of 2006, the Company is required to fund the net pension liability by fiscal year 2016. The net pension liability is calculated based on certain assumptions at January 31, 2009, that are subject to change based on economic conditions in the future. The Company has credit balances of $23.7 million, due to excess funding over the minimum requirements in prior years, and does not anticipate making a pension contribution in fiscal year 2010. The Company elected to contribute $20.0 million to the pension plan on September 10, 2008. The Company expects to contribute $1.1 million and $2.8 million to its non-qualified defined benefit Supplemental Executive Retirement Plan and postretirement plan, respectively, in fiscal year 2010.

During fiscal year 2007, Belk’s remaining pension plan participants were given the option to elect future benefits under the Belk Enhanced 401(k) Plan in place of their pension plan benefits. Approximately 14.1% of the participants elected this option, resulting in a pension curtailment charge of $0.7 million during fiscal year 2007.

Self Insurance Reserves.  The Company is responsible for the payment of workers’ compensation, general liability and automobile claims under certain dollar limits. The Company purchases insurance for workers’ compensation, general liability and automobile claims for amounts that exceed certain dollar limits. The Company records a liability for its obligation associated with incurred losses utilizing historical data and industry accepted loss analysis standards to estimate the loss development factors used to project the future development of incurred losses. Management believes that the Company’s loss reserves are adequate but actual losses may differ from the amounts provided.

Income Taxes.  Income taxes are accounted for under the asset and liability method. The annual tax rate is based on income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining annual tax expense and in evaluating tax positions. In accordance with FIN 48, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48 on February 4, 2007, the Company recognized the effect of income tax positions only if such positions were probable of being sustained. The reserves (including the impact of the related interest and penalties) are adjusted in light of changing facts and circumstances, such as the progress of a tax audit.

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

The Company accrues interest related to unrecognized tax benefits in interest expense, while accruing penalties related to unrecognized tax benefits in income tax expense (benefit).

Intangible Assets and Liabilities.  Leasehold intangibles, which represent the excess of fair value over the carrying value (assets) or the excess of carrying value over fair value (liabilities) of acquired leases, are amortized on a straight-line basis over the remaining terms of the lease agreements. The lease term includes cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the acquisition date, to be reasonably assured. The lease intangibles are included in other current assets and accrued liabilities for the current portions and other assets and other noncurrent liabilities for the noncurrent portions. Customer relationships, which represent the value of customer relationships obtained in acquisitions or purchased, are amortized on a straight-line basis over their estimated useful life and are included in other assets. The carrying value of intangible assets is reviewed by the Company’s management to assess the recoverability of the assets when facts and circumstances indicate that the carrying value may not be recoverable.

Derivative Financial Instruments.  The Company utilizes derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. These swap agreements are used to reduce the potential impact of increases in interest rates on variable rate long-term debt. The difference between the fixed rate leg and the variable rate leg of each swap, to be paid or received, is accrued and recognized as an adjustment to interest expense. Additionally, the changes in the fair value of swaps designated as cash flow hedges are accounted for in accordance with SFAS No. 133 and are marked to market through accumulated other comprehensive income (loss). Swaps that are not designated as hedges are marked to market through gain (loss) on investments.

Stock Based Compensation.  The Company accounts for stock based compensation under the guidelines of SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) requires the Company to account for stock based compensation by using the grant date fair value of share awards and the estimated number of shares that will ultimately be issued in conjunction with each award.

Finance Income.  In connection with the program agreement (“Program Agreement”) signed with GE Money Bank (“GE”), an affiliate of GE Consumer Finance, in fiscal year 2006, the Company is paid a percentage of net private label credit card account sales. These payments are recorded as an offset to SG&A expenses in the consolidated statements of income. SG&A expenses are reduced by proceeds from the 10-year credit card Program Agreement between Belk and GE, which expires June 30, 2016. This Program Agreement sets forth among other things the terms and conditions under which GE will issue credit cards to Belk’s customers. The Company will be paid a percentage of net credit sales, as defined by the Program Agreement, for future credit card sales. Belk is required to perform certain duties and receives fees for these activities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on its variable rate debt. The Company uses interest rate swaps to manage the interest rate risk associated with its borrowings and to manage the Company’s allocation of fixed and variable rate debt. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged derivative instruments. The Company’s net exposure to interest rate risk is based on the difference between the outstanding variable rate debt and the notional amount of its designated interest rate swaps. At January 31, 2009, the Company had $422.8 million of variable rate debt, and an $80.0 million notional amount swap, which has a fixed interest rate of 5.2% and expires in fiscal year 2013. The Company had a $125.0 million notional amount swap, which expired in September 2008, that had previously been designated as a cash flow hedge against variability in future interest payments on a $125.0 million bond facility. The effect on the Company’s annual interest expense of a one-percent change in interest rates would be approximately $3.4 million.

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

In addition, the Company terminated an interest rate swap with a notional value of $50.0 million during fiscal year 2007.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Belk, Inc.:

We have audited the accompanying consolidated balance sheets of Belk, Inc. and subsidiaries (the Company) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belk, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 14 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as of February 4, 2007.

As discussed in Note 15 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of February 3, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belk, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 15, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Charlotte, North Carolina
April 15, 2009

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share amounts)

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Revenues	$3,499,423	$3,824,803	$3,684,769
Cost of goods sold (including occupancy, distribution and buying expenses)	2,430,332	2,636,888	2,451,171
Selling, general and administrative expenses	947,602	982,425	915,766
Goodwill impairment	326,649	—	—
Gain on sale of property and equipment	4,116	3,393	10,316
Other asset impairment and exit costs	31,599	10,766	3,739
Pension curtailment charge	—	—	690

Operating income (loss)	(232,643)	198,117	323,719
Interest expense	(55,512)	(65,980)	(59,260)
Interest income	4,670	7,607	9,204
Gain (loss) on investments	204	(1,100)	5,387

Income (loss) before income taxes	(283,281)	138,644	279,050
Income tax expense (benefit)	(70,316)	42,904	97,200

Net income (loss)	$(212,965)	$95,740	$181,850

Basic and diluted net income (loss) per share	$(4.35)	$1.92	$3.59

Weighted average shares outstanding:
Basic	49,010,509	49,749,689	50,594,523
Diluted	49,010,509	49,784,635	50,659,077

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 31,	February 2,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$260,134	$186,973
Short-term investments	10,250	—
Accounts receivable, net	65,702	65,987
Merchandise inventory	828,497	932,777
Property held for sale	750	11,036
Prepaid income taxes, expenses and other current assets	30,705	21,594

Total current assets	1,196,038	1,218,367
Investment securities	1,074	4,299
Property and equipment, net	1,169,150	1,248,030
Goodwill	—	326,930
Deferred income taxes	128,829	5,196
Other assets	40,156	48,493

Total assets	$2,535,247	$2,851,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$236,886	$274,092
Accrued liabilities	118,045	135,974
Accrued income taxes	593	25,980
Deferred income taxes	27,997	27,293
Current installments of long-term debt and capital lease obligations	4,486	4,481

Total current liabilities	388,007	467,820
Long-term debt and capital lease obligations, excluding current installments	688,704	717,660
Interest rate swap liability	8,182	8,282
Retirement obligations and other noncurrent liabilities	418,327	268,827

Total liabilities	1,503,220	1,462,589

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 48.8 and 49.6 million shares issued and outstanding as of January 31, 2009 and February 2, 2008, respectively	488	496
Paid-in capital	456,858	479,020
Retained earnings	741,579	977,206
Accumulated other comprehensive loss	(166,898)	(67,996)

Total stockholders’ equity	1,032,027	1,388,726

Total liabilities and stockholders’ equity	$2,535,247	$2,851,315

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

					Accumulated
	Common	Common			Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance at January 28, 2006	51,744	$517	$537,676	$737,730	$(81,096)	$1,194,827
Comprehensive income:
Net income	—	—	—	181,850	—	181,850
Reclassification adjustment for investment gains included in net income, net of $154 income taxes	—	—	—	—	(263)	(263)
Unrealized gain on investments, net of $223 income taxes	—	—	—	—	350	350
Unrealized gain on interest rate swaps, net of $866 income taxes	—	—	—	—	1,459	1,459
Defined benefit expense, net of $1,203 income taxes	—	—	—	—	2,564	2,564

Total comprehensive income						185,960

Cash dividends	—	—	—	(18,202)	—	(18,202)
Issuance of stock-based compensation	—	—	(1,482)	—	—	(1,482)
Stock-based compensation expense	—	—	9,434	—	—	9,434
Adoption of SFAS No. 158 adjustment, net of $3,560 income taxes	—	—	—	—	(5,997)	(5,997)
Common stock issued	363	3	608	—	—	611
Repurchase and retirement of common stock	(2,116)	(20)	(39,109)	—	—	(39,129)

Balance at February 3, 2007	49,991	500	507,127	901,378	(82,983)	1,326,022
Comprehensive income:
Net income	—	—	—	95,740	—	95,740
Unrealized loss on investments, net of $379 income taxes	—	—	—	—	(639)	(639)
Unrealized loss on interest rate swaps, net of $2,109 income taxes	—	—	—	—	(3,553)	(3,553)
Reclassification adjustment for interest rate swap dedesignation included in net income, net of $7 income taxes	—	—	—	—	(51)	(51)
Defined benefit expense, net of $11,416 income taxes	—	—	—	—	19,230	19,230

Total comprehensive income						110,727

Cash dividends	—	—	—	(20,097)	—	(20,097)
Issuance of stock-based compensation	—	—	(2,322)	—	—	(2,322)
Stock-based compensation expense	—	—	(1,939)	—	—	(1,939)
Adoption of FIN 48 adjustment	—	—	—	185	—	185
Common stock issued	359	4	372	—	—	376
Repurchase and retirement of common stock	(781)	(8)	(24,218)	—	—	(24,226)

Balance at February 2, 2008	49,569	496	479,020	977,206	(67,996)	1,388,726
Comprehensive loss:
Net loss	—	—	—	(212,965)	—	(212,965)
Unrealized loss on investments, net of $740 income taxes	—	—	—	—	(1,247)	(1,247)
Reclassification to loss on investments, net of $231 income taxes	—	—	—	—	(388)	(388)
Unrealized loss on interest rate swaps, net of $807 income taxes	—	—	—	—	(1,360)	(1,360)
Defined benefit expense, net of $57,941 income taxes	—	—	—	—	(97,606)	(97,606)
Effects of changing the pension plan measurement date pursuant to SFAS No. 158, net of $1,008 income taxes	—	—	—	—	1,699	1,699

Total comprehensive loss						(311,867)

Cash dividends	—	—	—	(19,846)	—	(19,846)
Effects of changing the pension plan measurement date pursuant to SFAS No. 158, net of $1,672 income taxes	—	—	—	(2,816)	—	(2,816)
Issuance of stock-based compensation	—	—	(444)	—	—	(444)
Stock-based compensation expense	—	—	314	—	—	314
Common stock issued	57	1	307	—	—	308
Repurchase and retirement of common stock	(873)	(9)	(22,339)	—	—	(22,348)

Balance at January 31, 2009	48,753	$488	$456,858	$741,579	$(166,898)	$1,032,027

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$(212,965)	$95,740	$181,850
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	326,649	—	—
Other asset impairment and exit costs	31,599	10,766	3,739
Deferred income tax expense (benefit)	(63,562)	11,357	19,423
Depreciation and amortization expense	165,267	159,945	142,618
Stock-based compensation expense	314	(1,939)	9,434
Pension curtailment	—	—	690
Gain on sale of property and equipment	(1,487)	(1,297)	(8,220)
Amortization of deferred gain on sale and leaseback	(2,629)	(2,096)	(2,096)
(Gain) loss on sale of investments	(204)	1,100	(5,387)
Other non-cash expense	—	—	980
(Increase) decrease in:
Accounts receivable, net	(94)	(4,233)	(16,385)
Merchandise inventory	104,280	(907)	(7,525)
Prepaid expenses and other assets	(6,050)	6,392	(5,096)
Increase (decrease) in:
Accounts payable and accrued liabilities	(48,436)	(80,151)	(39,183)
Accrued income taxes	(25,387)	3,294	(13,407)
Retirement obligations and other liabilities	(1,994)	17,039	18,621

Net cash provided by operating activities	265,301	215,010	280,056

Cash flows from investing activities:
Purchases of property and equipment	(129,282)	(202,668)	(191,128)
Proceeds from sales of property and equipment	19,715	54,682	15,046
Purchases of short-term investments	(17,750)	(564,580)	(563,443)
Proceeds from sales of short-term investments	7,500	564,580	615,513
Proceeds from sales of investments	—	—	6,243
Acquisition of Parisian, net of cash acquired	—	—	(313,648)
Acquisition of Migerobe	—	—	(16,739)

Net cash used by investing activities	(119,817)	(147,986)	(448,156)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	125,355	359,510
Principal payments on long-term debt and capital lease obligations	(29,685)	(130,000)	(217,245)
Payments for redemption of interest rate swaps	—	—	(910)
Proceeds from termination of interest rate swap	—	—	50
Stock compensation tax benefit	154	2,938	1,182
Dividends paid	(19,846)	(20,097)	(18,202)
Repurchase and retirement of common stock	(22,348)	(24,226)	(39,129)
Cash paid for withholding taxes in lieu of stock-based compensation shares	(598)	(5,260)	(2,664)

Net cash provided (used) by financing activities	(72,323)	(51,290)	82,592

Net increase (decrease) in cash and cash equivalents	73,161	15,734	(85,508)
Cash and cash equivalents at beginning of period	186,973	171,239	256,747

Cash and cash equivalents at end of period	$260,134	$186,973	$171,239

Supplemental disclosures of cash flow information:
Income taxes paid	$32,710	$27,675	$92,295
Supplemental schedule of noncash investing and financing activities:
Increase (decrease) in property and equipment through accrued purchases	(11,079)	10,332	(6,667)
Decrease in property and equipment through assets held for sale	(750)	(11,036)	—
Decrease in property and equipment through adjustment of goodwill	—	(14,874)	—
Increase (decrease) in property and equipment through asummption of capital leases	—	(4,315)	10,686
Increase (decrease) in long-term debt through other current assets	—	(3,220)	—

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Belk, Inc. and its subsidiaries (collectively, the “Company” or “Belk”) operate retail department stores in 16 states primarily in the southern United States. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on the Saturday closest to each January 31. All references to fiscal years are as follows:

Fiscal Year	Ended	Weeks

2010	January 30, 2010	52
2009	January 31, 2009	52
2008	February 2, 2008	52
2007	February 3, 2007	53
2006	January 28, 2006	52

Certain prior period amounts have been reclassified to conform with current year presentation. The Company has reclassified its investment in auction rate securities and variable rate demand notes from “Cash and Cash Equivalents” to “Short-Term Investments.” The effect of the reclassification causes the purchases and sales of these investments during fiscal years 2008 and 2007 to be presented in the cash flows from investing activities line item in the consolidated statement of cash flows. This reclassification has no impact on net income, cash flows from operating activities, stockholders’ equity or total assets for fiscal years 2008 and 2007.

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

Merchandise Areas	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007

Women’s	37%	37%	37%
Cosmetics, Shoes and Accessories	31%	30%	29%
Men’s	16%	17%	17%
Home	10%	10%	11%
Children’s	6%	6%	6%

Total	100%	100%	100%

Revenues include sales of merchandise and the net revenue received from leased departments of $3.1 million, $5.7 million and $14.6 million for fiscal years 2009, 2008 and 2007, respectively. Leased department revenues were significantly affected by the conversion of fine jewelry leased departments into an owned fine jewelry operation

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principally during fiscal year 2008. Sales from retail operations are recorded at the time of delivery and reported net of sales taxes and merchandise returns. The reserve for returns is calculated as a percentage of sales based on historical return percentages.

The Company utilizes a customer loyalty program that issues certificates for discounts on future purchases to proprietary charge card customers based on their spending levels. The certificates are classified as a reduction to revenue as they are earned by the customers. The Company maintains a reserve liability for the estimated future redemptions of the certificates.

Cost of Goods Sold

Cost of goods sold is comprised principally of the cost of merchandise as well as occupancy, distribution and buying expenses. Occupancy expenses include rent, utilities and real estate taxes. Distribution expenses include all costs associated with distribution facilities. Buying expenses include payroll and travel expenses associated with the corporate merchandise buying function.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised principally of payroll and benefits for retail and corporate employees, depreciation, advertising and other administrative expenses. SG&A expenses are reduced by proceeds from the 10-year credit card program agreement (“Program Agreement”) between Belk and GE Money Bank (“GE”), an affiliate of GE Consumer Finance, which expires June 30, 2016. This Program Agreement sets forth among other things the terms and conditions under which GE will issue credit cards to Belk’s customers. The Company will be paid a percentage of net credit sales, as defined by the Program Agreement, for future credit card sales. Belk is required to perform certain duties and receives fees for these activities. These amounts totaled $67.3 million, $71.6 million and $65.2 million in fiscal years 2009, 2008 and 2007, respectively.

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

Advertising

Advertising costs, net of co-op recoveries from suppliers, are expensed in the period in which the advertising event takes place and amounted to $134.2 million, $137.1 million and $119.4 million in fiscal years 2009, 2008 and 2007, respectively.

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

Short-term Investments

Short-term investments consist primarily of auction rate securities (“ARS”) and variable rate demand notes, whose original maturity is greater than 90 days. Short-term investments are classified as available-for-sale securities and are stated at cost, which approximates fair value.

Merchandise Inventory

Inventories are valued using the lower of cost or market value, determined by the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. Also, it is recognized that the use of the retail inventory method will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markup, markdowns and shrinkage, which significantly affect the ending inventory valuation at cost as well as the corresponding charge to cost of goods sold. In addition, failure to take appropriate markdowns can result in an overstatement of inventory under the lower of cost or market principle.

Property Held for Sale

Property held for sale at January 31, 2009, represents a closed retail location which at January 31, 2009, management believes it is probable that the property will be sold in the next fiscal year. The Company will no longer recognize depreciation on this property.

Property held for sale at February 2, 2008, represents a former corporate headquarters facility and a portion of the adjacent land that management believed would be sold in fiscal year 2009. Beginning February 3, 2008, the Company no longer recognized depreciation on this property. The Company sold the headquarters facility on April 22, 2008 and the adjacent land on June 25, 2008 and these transactions resulted in a gain on the sale of property of $0.8 million.

Investment Securities

The Company accounts for investments in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale are valued at fair value. The Company includes unrealized holding gains and losses for available-for-sale securities in other comprehensive income (loss). Realized gains and losses are recognized on an average cost basis and are included in income. Declines in value that are considered to be other than temporary are reported in gain (loss) on investments.

Property and Equipment, Net

Property and equipment owned by the Company are stated at historical cost less accumulated depreciation and amortization. Property and equipment leased by the Company under capital leases are stated at an amount equal to the present value of the minimum lease payments less accumulated amortization. Depreciation and amortization are recorded utilizing straight-line and in certain circumstances accelerated methods over the shorter of estimated asset lives or related lease terms. The Company also amortizes leasehold improvements over the shorter of the expected lease term or estimated asset life that would include cancelable option periods where failure to exercise such options

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would result in an economic penalty in such amount that a renewal appears, at the date the assets are placed in service, to be reasonably assured.

Goodwill

Goodwill and other intangible assets are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and other intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Refer to Note 2 for further discussion of the Company’s fiscal year 2009 goodwill impairment.

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

Vendor Allowances

The Company receives allowances from its vendors through a variety of programs and arrangements, including markdown reimbursement programs. These vendor allowances are generally intended to offset the Company’s costs of selling the vendors’ products in our stores. Allowances are recognized in the period in which the Company completes its obligations under the vendor agreements. Most incentives are deducted from amounts owed to the vendor at the time the Company completes its obligations to the vendor or shortly thereafter.

The following summarizes the types of vendor incentives and the Company’s applicable accounting policies:

•	Advertising allowances — Represents reimbursement of advertising costs initially funded by the Company. Amounts are recognized as a reduction to SG&A expenses in the period that the advertising expense is incurred.

•	Markdown allowances — Represents reimbursement for the cost of markdowns to the selling price of the vendor’s merchandise. Amounts are recognized as a reduction to cost of goods sold in the later of the period that the merchandise is marked down or the reimbursement is negotiated. Amounts received prior to recognizing the markdowns are recorded as a reduction to the cost of inventory.

•	Payroll allowances — Represents reimbursement for payroll costs. Amounts are recognized as a reduction to SG&A expenses in the period that the payroll cost is incurred.

Stock Based Compensation

The Company accounts for stock based compensation under the guidelines of SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) requires the Company to account for stock based compensation by using the grant date fair value of share awards and the estimated number of shares that will ultimately be issued in conjunction with each award.

Self Insurance Reserves

The Company is responsible for the payment of workers’ compensation, general liability and automobile claims under certain dollar limits. The Company purchases insurance for workers’ compensation, general liability and automobile claims for amounts that exceed certain dollar limits. The Company records a liability for its obligation associated with incurred losses utilizing historical data and industry accepted loss analysis standards to

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimate the loss development factors used to project the future development of incurred losses. Management believes that the Company’s loss reserves are adequate but actual losses may differ from the amounts provided.

Income Taxes

Income taxes are accounted for under the asset and liability method. The annual tax rate is based on income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining annual tax expense and in evaluating tax positions. In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48 on February 4, 2007, the Company recognized the effect of income tax positions only if such positions were probable of being sustained. The reserves (including the impact of the related interest and penalties) are adjusted in light of changing facts and circumstances, such as the progress of a tax audit.

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

The Company accrues interest related to unrecognized tax benefits in interest expense while accruing penalties related to unrecognized tax benefits in income tax expense (benefit).

Intangible Assets and Liabilities

Leasehold intangibles, which represent the excess of fair value over the carrying value (assets) or the excess of carrying value over fair value (liabilities) of acquired leases, are amortized on a straight-line basis over the remaining terms of the lease agreements. The lease term includes cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the acquisition date, to be reasonably assured. The lease intangibles are included in other current assets and accrued liabilities for the current portions and other assets and other noncurrent liabilities for the noncurrent portions. Customer relationships, which represent the value of customer relationships obtained in acquisitions or purchased, are amortized on a straight-line basis over their estimated useful life and are included in other assets. The carrying value of intangible assets is reviewed by the Company’s management to assess the recoverability of the assets when facts and circumstances indicate that the carrying value may not be recoverable.

Derivative Financial Instruments

The Company utilizes derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. These swap agreements are used to reduce the potential impact of increases in interest rates on variable rate long-term debt. The difference between the fixed rate leg and the variable rate leg of each swap, to be paid or received, is accrued and recognized as an adjustment to interest expense. Additionally, the changes in the fair value of swaps designated as cash flow hedges are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and are marked to market through

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated other comprehensive income (loss). Swaps that are not designated as hedges are marked to market through gain (loss) on investments.

As of January 31, 2009, the Company has one interest rate swap for an $80.0 million notional amount, which has a fixed rate of 5.2% and expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note. The Company had a $125.0 million notional amount swap, which had a fixed rate 6.0% and expired in September 2008, that had previously been designated as a cash flow hedge against variability in future interest payments on a $125.0 million variable rate bond facility. On July 26, 2007, the $125.0 million notional amount swap was de-designated in accordance with SFAS No. 133 due to the Company’s decision to prepay the underlying debt. This swap was marked to market in gain (loss) on investments through its expiration date.

In fiscal year 2007, the Company terminated forward starting interest rate swaps with a combined notional value of $125.0 million subsequent to their de-designation during the fourth quarter of fiscal year 2006.

Recently Issued Accounting Standards

In October 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which clarified the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provided an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company has determined that the adoption of FSP SFAS No. 157-3 will not have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” and the period of expected cash flows used to measure the fair value of the asset under FASB SFAS No. 141-R, “Assets and Liabilities Arising from Contingencies in a Business Combination,” and other accounting principles generally accepted in the United States of America (“GAAP”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 (fiscal year 2010 for the Company). The Company has determined that the adoption of FSP SFAS No. 142-3 will not have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected to defer the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities and will adopt the additional disclosure requirements during fiscal year 2010. The Company has determined that the adoption of FSP SFAS No. 157-2 will not have a material impact on its consolidated financial statements.

(2)  Goodwill

Goodwill and other intangible assets are accounted for in accordance with SFAS No. 142. This statement requires that goodwill and other intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on its reporting structure, management has determined the Company has one reporting unit for purposes of applying SFAS No. 142. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. The Company determines fair value through various valuation techniques including discounted cash flows and market comparisons. If the carrying value of the reporting unit exceeds its estimated fair value in the

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

first step, a second step is performed to allocate the fair value of the reporting unit to its net assets, including any previously unrecognized identifiable intangible assets. In step two, the fair value of the reporting unit’s goodwill is determined based upon the residual of the aggregated identified tangible and intangible assets. This methodology assumes the fair values are the amount a third party would be willing to pay in order to utilize the related benefits of these types of assets. The fair value of the goodwill resulting from this allocation process is then compared to the carrying value of the goodwill with the difference representing the amount of impairment.

The Company completed its annual impairment measurement date at its fiscal year end through use of discounted cash flow techniques and market comparisons and determined that the fair value of the reporting unit was less than its carrying value. The Company allocated the calculated fair value of the reporting unit to the net tangible and intangible assets and liabilities. This allocation of fair value requires significant management estimates and judgments and is based on the best information available at the impairment test date. The Company determined the fair values of the tangible and intangible assets and liabilities on the Company’s consolidated balance sheets, as well as intangible assets such as the Company’s trade name that are not currently carried on the Company’s consolidated balance sheets. As a result, the Company recorded a $326.6 million goodwill impairment charge during the fourth quarter of fiscal year 2009. The impairment of goodwill is a non-cash charge and does not affect the Company’s compliance with financial covenants under its various debt agreements.

(3)  Other Asset Impairment and Exit Costs

In fiscal year 2009, the Company recorded $27.1 million in impairment charges to adjust nine retail locations’ net book values to fair value, $3.5 million in exit costs comprised primarily of severance costs associated with the outsourcing of certain information technology and support functions and corporate realignment of functional areas, and a $1.0 million charge for real estate holding costs and other store closing costs. The Company determines fair value of its retail locations primarily based on the present value of future cash flows.

In fiscal year 2008, the Company recorded $8.0 million in impairment charges to adjust two retail locations’ net book values to fair value, a $1.8 million asset impairment charge for assets related to a software development project that was abandoned and a $1.0 million charge for real estate holding costs and other store closing costs.

In fiscal year 2007, the Company recorded a $1.2 million asset impairment charge for a retail location’s net book value that was less than the fair value, a $0.4 million charge for costs associated with the demolition of a portion of its corporate office building and a $2.1 million charge related to real estate holding costs and other store closing costs.

As of January 31, 2009 and February 2, 2008, the remaining reserve balance for post-closing real estate lease obligations was $7.0 million and $7.5 million, respectively. The Company does not anticipate incurring significant additional exit costs in connection with the store closings. The following is a summary of post-closing real estate lease obligations activity:

	January 31,	February 2,
	2009	2008
	(Dollars in thousands)

Balance, beginning of year	$7,483	$10,411
Charges and adjustments	879	8,630
Utilization/Payments	(1,318)	(11,558)

Balance, end of year	$7,044	$7,483

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)  Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	January 31,	February 2,
	2009	2008
	(Dollars in thousands)

Unrealized gain (loss) on investments, net of $287 and $684 of income taxes as of January 31, 2009 and February 2, 2008, respectively	$(482)	$1,153
Unrealized loss on interest rate swaps, net of $3,048 and $2,241 of income taxes as of January 31, 2009 and February 2, 2008, respectively	(5,135)	(3,775)
Defined benefit plans, net of $95,740 and $38,807 of income taxes as of January 31, 2009 and February 2, 2008, respectively	(161,281)	(65,374)

Accumulated other comprehensive loss	$(166,898)	$(67,996)

(5)  Accounts Receivable, Net

Accounts receivable, net consists of:

	January 31,	February 2,
	2009	2008
	(Dollars in thousands)

Accounts receivable from vendors	$46,875	$46,278
Credit card accounts receivable	15,437	15,730
Other receivables	3,435	4,073
Less allowance for doubtful accounts	(45)	(94)

Accounts receivable, net	$65,702	$65,987

(6)  Investment Securities

Available-for-sale securities consist primarily of equity investments. Details of investments in available-for-sale securities are as follows:

	January 31,	February 2,
	2009	2008
	(Dollars in thousands)

Cost	$1,843	$2,462
Gross unrealized gains (losses)	(769)	1,837

Fair value of securities	$1,074	$4,299

In evaluating the possible impairment of the Company’s available-for-sale equity investment securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. During the third quarter of fiscal year 2009, due to the current economic environment and the financial condition of the issuer, the Company recognized an other-than-temporary impairment on a portion of its investment securities. The impaired investment security had experienced a significant decline in fair value and the Company did not anticipate recovering the security’s cost basis in the near future. Accordingly, the Company recorded a $0.6 million other-than-temporary impairment in gain (loss) on investments, and reduced the cost basis of the security to the estimated fair value.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, during the fourth quarter of fiscal year 2009, the Company recognized an other-than-temporary impairment on its investment in a partnership that had been accounted for under the equity method of accounting, as the Company did not anticipate recovering the partnership’s cost basis in the near future. The Company determined this other-than-temporary impairment primarily due to the macroeconomic effects across the retail industry which resulted in declines in retail property values associated with this partnership. Accordingly, the Company recorded a $1.4 million other-than-temporary impairment in gain (loss) on investments, and reduced the cost basis of the partnership to a fair value of zero.

At January 31, 2009, the Company’s other available-for-sale securities with an unrealized loss position were, in the Company’s belief, primarily due to current economic market conditions and the Company does not believe that these securities are other-than-temporarily impaired. At January 31, 2009, the Company has both the intent and the ability to hold these securities for a period of time necessary to recover the unrealized loss.

Realized gains on available-for-sale securities for fiscal year 2007 were $0.4 million.

(7)  Property and Equipment, net

Details of property and equipment, net are as follows:

	Estimated	January 31,	February 2,
	Lives	2009	2008
	(In years)	(Dollars in thousands)

Land		$60,645	$62,661
Buildings	primarily 31.5	1,047,784	1,022,518
Furniture, fixtures and equipment	3-7	1,091,927	1,083,081
Property under capital leases	5-20	56,777	56,980
Construction in progress		21,461	50,187

		2,278,595	2,275,427
Less accumulated depreciation and amortization		(1,109,444)	(1,027,397)

Property and equipment, net		$1,169,150	$1,248,030

The Company recorded depreciation and amortization expense related to property and equipment of $163.3 million, $158.5 million and $138.6 million in fiscal years 2009, 2008, and 2007, respectively.

(8)  Sale of Properties

During fiscal year 2009, the Company sold an acquired distribution facility for $4.0 million that resulted in a gain on the sale of property of $0.7 million. The Company also sold an acquired corporate headquarters facility and adjacent land parcels for $12.4 million that resulted in a gain on the sale of property of $1.3 million. In addition, during fiscal year 2009, the Company sold two stores for net proceeds of $2.6 million, which resulted in no gain or loss.

During fiscal year 2008, the Company sold seven stores for net proceeds of $29.2 million.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 31, 2006, the Company sold approximately 187 acres of land in Lancaster County, South Carolina to John M. Belk, a related party to the Company, via JMB Land Company, LLC for $4.1 million that resulted in a gain on sale of investments of $4.1 million.

(9)  Amortizing Intangibles

Amortizing intangibles are comprised of the following:

	January 31,	February 2,
	2009	2008
	(Dollars in thousands)

Amortizing intangible assets:
Favorable lease intangibles	$10,160	$9,692
Accumulated amortization — favorable lease intangibles	(1,928)	(1,281)
Credit card and customer list intangibles	18,746	18,746
Accumulated amortization — credit card and customer list intangibles	(8,504)	(6,146)
Other intangibles	14,004	13,979
Accumulated amortization — other intangibles	(10,762)	(9,482)

Net amortizing intangible assets	$21,716	$25,508

Amortizing intangible liabilities:
Unfavorable lease intangibles	$(33,035)	$(33,606)
Accumulated amortization — unfavorable lease intangibles	5,209	3,399

Net amortizing intangible liabilities	$(27,826)	$(30,207)

The Company recorded amortization expense related to amortizing intangibles of $2.0 million, $1.4 million and $4.0 million in fiscal years 2009, 2008, and 2007, respectively.

(10)	Accrued Liabilities

Accrued liabilities are comprised of the following:

	January 31,	February 2,
	2009	2008
	(Dollars in thousands)

Salaries, wages and employee benefits	$36,229	$40,203
Accrued capital expenditures	10,325	21,401
Taxes, other than income	15,452	14,207
Rent	7,647	8,312
Sales returns allowance	6,472	7,412
Interest	5,533	6,714
Store closing reserves	6,062	6,504
Self insurance reserves	5,967	6,135
Advertising	4,889	3,245
Other	19,469	21,841

Accrued Liabilities	$118,045	$135,974

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Borrowings

Long-term debt and capital lease obligations consist of the following:

	January 31,	February 2,
	2009	2008
	(Dollars in thousands)

Credit facility term loan	$325,000	$350,000
Senior notes	325,000	325,000
Capital lease agreements through August 2020	25,410	29,361
State bond facility	17,780	17,780

	693,190	722,141
Less current installments	(4,486)	(4,481)

Long-term debt and capital lease obligations, excluding current installments	$688,704	$717,660

As of January 31, 2009, the annual maturities of long-term debt and capital lease obligations over the next five years are $4.5 million, $3.4 million, $328.1 million, $103.3 million, and $3.0 million, respectively. The Company made interest payments of $43.7 million, $49.3 million and $45.1 million, of which $1.7 million, $1.9 million and $2.1 million was capitalized into property and equipment during 2009, 2008, and 2007, respectively.

The Company’s borrowings consist primarily of a credit facility that matures in October 2011 and $325.0 million in senior notes. On March 30, 2009, in response to the current economic environment and to ensure continued compliance with our debt covenants, the Company amended its $725.0 million credit facility to reduce available borrowings to $675.0 million, of which a $325.0 million term loan was outstanding at January 31, 2009 and March 30, 2009. Under the amended credit facility, the Company has a $350.0 million revolving line of credit. During the fourth quarter of fiscal year 2009, the Company made a $25.0 million discretionary payment toward the principal value of the $350.0 million term loan under the credit facility that was outstanding at the end of fiscal year 2008. The senior notes are comprised of an $80.0 million floating rate senior note that has variable interest based on three-month LIBOR plus 80 basis points, or 2.15% at January 31, 2009, that matures in July 2012, a $20.0 million fixed rate senior note that bears interest of 5.05% that matures in July 2012, a $100.0 million fixed rate senior note that bears interest of 5.31% that matures in July 2015, and a $125.0 million fixed rate senior note that bears interest of 6.2% that matures in August 2017. On August 31, 2007, the Company entered into the $125.0 million fixed rate senior note agreement to refinance the $125.0 million variable rate bond due July 2008, which was prepaid in full on November 1, 2007. The senior notes have restrictive covenants that are similar to the Company’s credit facility.

During fiscal year 2006, the Company entered into a $17.8 million, 20-year variable rate, 1.25% at January 31, 2009, state bond facility in connection with construction of a distribution center in Mississippi.

The amended credit facility allows for up to $200.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at January 31, 2009 using either LIBOR plus 112.5 basis points or prime. The weighted average interest rate charged on the credit facility was 1.77% at January 31, 2009. The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, divided by pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. At January 31, 2009, the maximum leverage allowed under the credit facility is 4.0, and the calculated leverage ratio was 3.6. The Company was in compliance with all covenants at the end of fiscal year 2009 and does not anticipate non-compliance with any debt covenants during fiscal year 2010. To ensure continued compliance

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with our debt covenants, the Company elected to amend the financial covenants in the credit facility on March 30, 2009. The result of this amendment is an increase in the maximum leverage ratio from 4.0 to 4.25 as well as an increase in the interest spread from LIBOR plus 112.5 basis points to LIBOR plus 200.0 basis points at March 30, 2009, as well as a reduction in the size of the credit facility to $675.0 million. As of January 31, 2009, the Company had $13.4 million of standby letters of credit and a $325.0 million term loan outstanding under the credit facility. Although the stated availability under the credit facility was $386.6 million as of January 31, 2009, the leverage ratio covenant on that date would limit the Company’s availability to $140.8 million.

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

The Company utilizes derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. These swap agreements are used to reduce the potential impact of increases in interest rates on variable rate debt. The difference between the fixed rate leg and the variable rate leg of the swap, to be paid or received, is accrued and recognized as an adjustment to interest expense. Additionally, the change in the fair value of a swap designated as a cash flow hedge is accounted for in accordance with SFAS No. 133 and is marked to market through accumulated other comprehensive income (loss). Any swap that is not designated as a hedging instrument is marked to market through gain (loss) on investments.

The Company’s exposure to derivative instruments was limited to one interest rate swap as of January 31, 2009, an $80.0 million notional amount swap, which has a fixed interest rate of 5.2% and expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note. The Company had a $125.0 million notional amount swap, which expired in September 2008, that had previously been designated as a cash flow hedge against variability in future interest payments on a $125.0 million variable rate bond facility. On July 26, 2007, the $125.0 million notional amount swap was de-designated in accordance with SFAS No. 133 due to the Company’s decision to prepay the underlying debt. This swap was marked to market in gain (loss) on investments through its expiration date.

(12)	Retirement Obligations and Other Noncurrent Liabilities

Retirement obligations and other noncurrent liabilities are comprised of the following:

	January 31,	February 2,
	2009	2008
	(Dollars in thousands)

Pension Liability	$212,317	$59,123
Deferred Compensation Plans	31,188	31,818
Post-Retirement Benefits	24,027	24,411
Supplemental Executive Retirement Plans	22,366	23,028
Deferred Gain on Sale/Leaseback	28,698	31,327
Unfavorable Lease Liability	25,971	28,318
Income Tax Reserves	21,964	27,421
Deferred Rent	23,952	20,825
Self-Insurance Reserves	11,028	10,097
Developer Incentive Liability	10,254	7,853
Other Noncurrent Liabilities	6,562	4,606

Retirement Obligations and Other Noncurrent Liabilities	$418,327	$268,827

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Leases

The Company leases some of its stores, warehouse facilities and equipment. The majority of these leases will expire over the next 15 years. The leases usually contain renewal options and provide for payment by the lessee of real estate taxes and other expenses and, in certain instances, contingent rentals determined on the basis of a percentage of sales in excess of stipulated minimums. Assets under capital lease and accumulated amortization were $56.8 million and $37.5 million, respectively, at January 31, 2009 and are included in property and equipment, net.

Future minimum lease payments under non-cancelable leases, net of future minimum sublease rental income under non-cancelable subleases, as of January 31, 2009 were as follows:

Fiscal Year	Capital	Operating
	(Dollars in thousands)

2010	$6,189	$73,859
2011	4,865	67,831
2012	4,282	60,142
2013	4,268	53,570
2014	3,727	44,667
After 2014	9,443	307,931

Total	32,774	608,000
Less sublease rental income	—	(19,499)

Net rentals	32,774	$588,501

Less imputed interest	(7,364)

Present value of minimum lease payments	25,410
Less current portion	(4,486)

Noncurrent portion of the present value of minimum lease payments	$20,924

Sublease rental income primarily relates to the portion of the Company’s headquarters building located in Charlotte, NC that was sold and leased back by the Company during fiscal year 2008 and was subsequently subleased by the Company.

Net rental expense for all operating leases consists of the following:

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(Dollars in thousands)

Buildings:
Minimum rentals	$76,512	$75,098	$57,967
Contingent rentals	3,066	4,665	5,978
Sublease rental income	(2,307)	(2,308)	(655)
Equipment	2,008	1,999	1,638

Total net rental expense	$79,279	$79,454	$64,928

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Income Taxes

Federal and state income tax expense (benefit) was as follows:

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(Dollars in thousands)

Current:
Federal	$(644)	$29,469	$72,106
State	(6,110)	2,078	5,671

	(6,754)	31,547	77,777

Deferred:
Federal	(69,476)	14,365	18,007
State	5,914	(3,008)	1,416

	(63,562)	11,357	19,423

Income taxes	$(70,316)	$42,904	$97,200

A reconciliation between income taxes and income tax expense (benefit) computed using the federal statutory income tax rate of 35% is as follows:

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(Dollars in thousands)

Income tax at the statutory federal rate	$(99,148)	$48,525	$97,668
State income taxes, net of federal	(1,244)	(839)	4,607
Goodwill impairment	32,835	—	—
Increase in cash surrender value of officers’ life insurance	(2,915)	(5,201)	(4,355)
Net increase (decrease) in uncertain tax positions	(4,807)	1,247	1,453
Change in valuation allowances for prior years	4,938	—	(204)
Other	25	(828)	(1,969)

Income taxes	$(70,316)	$42,904	$97,200

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consist of:

	January 31,	February 2,
	2009	2008
	(Dollars in thousands)

Deferred tax assets:
Prepaid pension costs	$79,736	$22,425
Benefit plan costs	31,984	32,231
Store closing and other reserves	15,172	15,312
Inventory capitalization	3,171	3,821
Tax carryovers	10,742	6,788
Interest rate swaps	4,025	3,219
Prepaid rent	9,030	7,805
Goodwill	67,101	—
Intangibles	13,191	13,187
Other	6,626	8,825

Gross deferred tax assets	240,778	113,613
Less valuation allowance	(17,807)	(233)

Net deferred tax assets	222,971	113,380

Deferred tax liabilities
Property and equipment	74,954	62,691
Intangibles	7,190	7,537
Inventory	38,106	41,933
Investment securities	448	1,649
Goodwill	—	15,072
Other	1,441	6,595

Gross deferred tax liabilities	122,139	135,477

Net deferred tax assets (liabilities)	$100,832	$(22,097)

Due to current economic conditions and its impact on the future, the Company believes that it is more likely than not that the benefit from certain state net operating loss and credit carryforwards and net deferred tax assets will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $17.6 million on these deferred tax assets. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at January 31, 2009 will be accounted for as a reduction of income tax expense.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon whether there are sufficient sources of income in the future. Management considers these sources of income from 1) the scheduled reversal of deferred tax liabilities, 2) projected future taxable income, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax planning strategies in making this assessment.

As of January 31, 2009, the Company has net operating loss carryforwards for federal and state income tax purposes of $0.9 million and $222.6 million, respectively. These carryforwards expire at various intervals through fiscal year 2030 but primarily in fiscal years 2024 and 2025, respectively. The Company also has state job credits of $1.2 million, which are available to offset future taxable income, if any. These credits expire between fiscal years

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2016 and 2023. Some of the loss carryforwards are limited to an annual deduction of approximately $0.3 million under Internal Revenue Code Section 382. In addition, the Company has alternative minimum tax net operating loss carryforwards of $1.2 million which are available to reduce future alternative minimum taxable income. Also, due primarily to the goodwill impairment charge and changes to pension liability the Company has a net deferred tax asset before net operating losses, credits and FIN 48 of $92.5 million.

The state net operating loss carryforwards from the income tax return filed included uncertain tax positions taken in prior years. Due to the application of FIN 48, state net operating loss carryforwards as shown on the Company’s state income tax return are larger than the state net operating losses for which a deferred tax asset is recognized for financial statement purposes.

During fiscal year 2009 and fiscal year 2008 the Company recognized $0.2 million and $2.9 million, respectively, of excess tax benefits in connection with the issuance of stock compensation awards.

The Company adopted FIN 48 on February 4, 2007. FIN 48 clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recognized a decrease of $0.2 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the February 4, 2007 balance of retained earnings. The implementation also resulted in the recognition of an additional $17.5 million in the liability for unrecognized tax benefits with an offset to deferred tax assets and liabilities.

As of January 31, 2009, the total gross unrecognized tax benefit was $21.6 million. Of this total, $2.8 million represents the amount of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in a future period. A reconciliation of the beginning and ending amount of total unrecognized tax benefits, is as follows:

	January 31,	February 2,
	2009	2008

Balance, beginning of year	$23,731	$23,754
Additions for tax positions from prior years	1,847	6,826
Reductions for tax positions from prior years	(7,798)	(4,408)
Additions for tax positions related to the current year	4,113	4,206
Settlement payments	(326)	(6,647)

Balance, end of year	$21,567	$23,731

As part of its continuing practice, the Company has accrued interest related to unrecognized tax benefits in interest expense while accruing penalties related to unrecognized tax benefits in tax expense. Total accrued interest and penalties for unrecognized tax benefits (net of the federal benefit on state issues) as of January 31, 2009 was $3.8 million, of which a benefit of $0.8 million was recognized during fiscal year 2009. Any prospective adjustments to the Company’s gross unrecognized tax benefit will be recorded as an increase or decrease to interest expense and/or the provision for income taxes (for taxes and penalties) affecting the effective tax rate.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters with the Internal Revenue Service (“IRS”) for tax years through 2004. All material state and local income tax matters have been concluded for tax years through 2004. The IRS has indicated that it will examine the Company’s 2006 and 2007 tax year returns. The Company anticipates that this audit will commence within the next 12 months. During fiscal year 2009, the Company settled certain state tax matters included in gross unrecognized tax benefits. As a result of these resolutions, the Company decreased

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits by $6.5 million, decreased interest and income tax expense by $1.4 million and $4.7 million, respectively and decreased cash by $0.4 million.

The Company anticipates that its gross unrecognized tax benefit may decrease by approximately $3.0 million over the next year due to carryover federal issues from the last IRS examination of the 2003 and 2004 tax return years.

(15)  Pension, SERP and Postretirement Benefits

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the projected benefit obligation, change in plan assets, funded status, amounts recognized and unrecognized, net periodic benefit cost and actuarial assumptions are as follows:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	January 31,	February 2,	January 31,	February 2,	January 31,	February 2,
	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)

Change in projected benefit obligation:
Benefit obligation at beginning of year	$410,290	$410,106	$11,980	$12,322	$27,148	$28,836
Service cost	3,095	3,509	189	186	133	167
Interest cost	24,577	23,132	728	708	1,629	1,674
Effect of eliminating early measurement date	524	—	(41)	—	(264)	—
Actuarial (gains) losses	16,610	(1,442)	(1,679)	196	177	(709)
Benefits paid	(25,233)	(25,015)	(898)	(1,432)	(2,119)	(2,820)

Benefit obligation at end of year	429,863	410,290	10,279	11,980	26,704	27,148

Change in plan assets:
Fair value of plan assets at beginning of year	351,167	336,878	—	—	—	—
Actual return on plan assets	(127,800)	39,304	—	—	—	—
Contributions to plan	20,000	—	898	1,432	2,119	2,820
Effect of eliminating early measurement date	(588)	—	—	—	—	—
Benefits paid	(25,233)	(25,015)	(898)	(1,432)	(2,119)	(2,820)

Fair value of plan assets at end of year	217,546	351,167	—	—	—	—

Funded Status	(212,317)	(59,123)	(10,279)	(11,980)	(26,704)	(27,148)
Unrecognized net transition obligation	—	—	—	—	982	1,309
Unrecognized prior service costs	3,091	3,709	2	2	—	—
Unrecognized net loss	251,653	96,007	4	1,954	1,288	1,198

Net prepaid (accrued)	$42,427	$40,593	$(10,273)	$(10,024)	$(24,434)	$(24,641)

Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees.

Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	January 31,	February 2,	January 31,	February 2,	January 31,	February 2,
	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)

Accrued liabilities	$—	$—	$1,034	$1,089	$2,678	$2,737
Deferred income tax assets	94,892	37,144	3	729	845	932
Retirement obligations and other noncurrent liabilities	212,317	59,123	9,245	10,891	24,027	24,411
Accumulated other comprehensive loss	(159,852)	(62,572)	(3)	(1,227)	(1,426)	(1,575)

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Old SERP Plan		Postretirement Benefits
	January 31,	February 2,	January 31,	February 2,	January 31,	February 2,
	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)

Obligation and funded status at January 31, 2009 and November 1, 2007, respectively:
Projected benefit obligation	$429,863	$410,290	$10,279	$11,980	$26,704	$27,148
Accumulated benefit obligation	429,863	410,290	9,543	11,132	N/A	N/A
Fair value of plan assets	217,546	351,167	—	—	—	—

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Old SERP Benefits			Postretirement Benefits
	January 31,	February 2,	January 31,	February 2,		January 31,	February 2,
	2009	2008	2009	2008		2009	2008
	(Dollars in thousands)

Net actuarial loss	$(157,912)	$(60,245)	$(2)	$(1,226)		$(810)	$(754)
Prior service cost	(1,940)	(2,327)	(1)	(1	) -	—
Transition obligation	—	—	—	—		(616)	(821)

	$(159,852)	$(62,572)	$(3)	$(1,227)		$(1,426)	$(1,575)

Activity related to plan assets and benefit obligations recognized in accumulated other comprehensive loss are as follows:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	January 31,	February 2,	January 31,	February 2,	January 31,	February 2,
	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)

Adjustment to minimum liability	$(105,416)	$11,015	$1,054	$(123)	$(69)	$291
Effect of eliminating early measurement date	1,621	—	34	—	44	—
Amortization of unrecognized items:
Net transition obligation	—	—	—	—	164	164
Prior service cost	311	311	—	—	—	—
Net losses	6,204	7,346	136	122	10	104

	$(97,280)	$18,672	$1,224	$(1)	$149	$559

Weighted average assumptions were:

	Pension Plan			Old SERP Plan			Postretirement Plan
	January 31,	February 2,	February 3,	January 31,	February 2,	February 3,	January 31,	February 2,	February 3,
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Discount rates	6.375%	6.125%	5.750%	6.375%	6.125%	5.750%	6.375%	6.125%	5.750%
Rates of compensation increase	4.0	4.0	4.0	4.0	4.0	4.0	N/A	N/A	N/A
Return on plan assets	8.25	8.25	8.5	N/A	N/A	N/A	N/A	N/A	N/A

The Company developed the discount rate by matching the projected future cash flows of the plan to a modeled yield curve consisting of over 500 Aa-graded, noncallable bonds. Based on this analysis, management selected a 6.375% discount rate, which represented the calculated yield curve rate plus 25 basis points. The pension plan’s expected return assumption is based on the weighted average aggregate long-term expected returns of various actively managed asset classes corresponding to the plan’s asset allocation.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 158 required the Company to transition its measurement date to the end of fiscal year 2009 as compared to a measurement date of November 1 for previous fiscal years. This resulted in a measurement period of fifteen months during fiscal year 2009, 3 months of which were recorded as an adjustment to retained earnings of $2.8 million, net of $1.7 million income taxes.

The measurement date for the defined benefit pension plan, Old SERP and postretirement benefits for fiscal year 2009 is January 31, 2009. For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal year 2009; the rate was assumed to decrease to 5.0% gradually over the next 6 years and remain at that level for fiscal years thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing or decreasing the assumed health care cost trend rates by one percentage point would increase or decrease the accumulated postretirement benefit obligation as of January 31, 2009 by $0.5 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended January 31, 2009 by $0.1 million.

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

The asset allocation for the pension plan is as follows:

	Target Allocation	Percentage of Plan Assets at Measurement Date
	January 30,	January 31,	February 2,	February 3,
	2010	2009	2008	2007

Equity Securities	60 - 70%	60%	65%	68%
Fixed Income	30 - 40%	39%	34%	31%
Cash	0%	1%	1%	1%

Total	100%	100%	100%	100%

The Company expects to have the following benefit payments related to its pension, Old SERP and postretirement plans in the coming years:

Fiscal Year	Pension Plan	Old SERP Plan	Postretirement Plan
	(Dollars in thousands)

2010	$25,749	$1,066	$2,761
2011	25,878	1,036	2,719
2012	26,153	1,006	2,694
2013	26,599	977	2,604
2014	27,256	1,159	2,562
2015 — 2019	145,852	5,405	12,492

Under the requirements of the Pension Protection Act of 2006, the Company is required to fund the net pension liability by fiscal year 2016. The net pension liability is calculated based on certain assumptions at January 31, 2009, that are subject to change based on economic conditions in the future. The Company has credit balances of $23.7 million, due to excess funding over the minimum requirements in prior years, and does not anticipate making a pension contribution in fiscal year 2010. The Company elected to contribute $20.0 million to the pension plan on September 10, 2008. The Company expects to contribute $1.1 million and $2.8 million to its Old SERP and postretirement plan, respectively, in fiscal year 2010.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit expense are as follows:

	Fiscal Year Ended
	Pension Plan			Old SERP Plan			Postretirement Plan
	January 31,	February 2,	February 3,	January 31,	February 2,	February 3,	January 31,	February 2,	February 3,
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(Dollars in thousands)

Service cost	$3,095	$3,509	$3,585	$189	$186	$133	$133	$167	$158
Interest cost	24,577	23,132	21,545	728	707	655	1,629	1,674	1,598
Expected return on assets	(23,584)	(23,191)	(23,924)	—	—	—	—	—	—
Amortization of unrecognized items:
Net transition obligation	—	—	—	—	—	—	262	262	262
Prior service cost	495	495	576	1	1	2	—	—	—
Net losses (gains)	9,887	11,707	12,016	217	195	42	16	165	(73)

Annual benefit expense	$14,470	$15,652	$13,798	$1,135	$1,089	$832	$2,040	$2,268	$1,945

Curtailment loss	—	—	690	—	—	—	—	—	—

Total expense	$14,470	$15,652	$14,488	$1,135	$1,089	$832	$2,040	$2,268	$1,945

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2010 are as follows:

			Postretirement
	Pension Benefits	Old SERP Plan	Benefits
	(Dollars in thousands)

Amortization of actuarial loss	$12,929	$—	$31
Amortization of prior service cost	495	1	—
Amortization of transition obligation	—	—	262

Total recognized from other comprehensive income	$13,424	$1	$293

(16)	Other Employee Benefits

The Belk Employees’ Health Care Plan provides medical and dental benefits to substantially all full-time employees. This plan for medical and dental benefits is administered through a 501 (c) (9) Trust. The Group Life Insurance Plan and The Belk Employees Short Term Disability Insurance Plan provide insurance to substantially all full-time employees and are fully insured through contracts issued by insurance companies. Expense recognized by the Company under these plans amounted to $44.0 million, $43.9 million and $44.0 million in fiscal years 2009, 2008 and 2007, respectively.

The Belk 401(k) Savings Plan, a defined contribution plan, provides benefits for substantially all employees. During fiscal year 2009, the contributions to the plan were comprised of a matching contribution, generally 100% of the employees’ contribution up to 6% of eligible compensation. A basic contribution was also given to certain employees resulting from a prior benefit formula, approximately 2% of eligible compensation, regardless of the employees’ contributions. The cost of the plan was $11.6 million, $12.8 million and $11.3 million in fiscal years 2009, 2008 and 2007, respectively.

The Company has a non-qualified 401(k) Restoration Plan for highly compensated employees, as defined by ERISA. The plan provides contributions to a participants’ account ranging from 2.0% to 4.5% of eligible compensation to restore benefits limited in the qualified 401(k) plan. Participants can contribute up to 25% of eligible compensation. The Company accrues each participant’s return on investment based on an asset model of

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their choice. The (benefit) cost of the plan to the Company in fiscal years 2009, 2008 and 2007 was $(1.0) million, $1.0 million and $1.3 million, respectively.

The 2004 SERP, a non-qualified defined contribution retirement benefit plan for certain qualified executives, provides annual contributions ranging from 7% to 11% of eligible compensation to the participants’ accounts, which earn 6.5% interest annually. The contribution and interest costs charged to operations were $1.7 million, $2.4 million and $1.5 million in fiscal years 2009, 2008 and 2007, respectively.

Certain eligible employees participate in a non-qualified Deferred Compensation Plan (“DCP”). Participants in the DCP have elected to defer a portion of their regular compensation subject to certain limitations prescribed by the DCP. The Company is required to pay interest on the employees’ deferred compensation at various rates that have historically been between 7% and 11%. Interest cost related to the plan and charged to interest expense was $4.0 million, $3.9 million and $4.2 million in fiscal years 2009, 2008 and 2007, respectively.

Effective January 1, 2006, the Company established the Pension Restoration Plan, a non-qualified defined contribution plan. The plan provides benefits for certain officers, whose pension plan benefit accruals were frozen, that would have been otherwise grandfathered in their pension participation based on age and vesting. Accrued expense of $0.8 million, $0.5 million and $0.6 million was incurred for fiscal years 2009, 2008 and 2007, respectively, to provide benefits under this plan.

(17)	Stock-Based Compensation

Under the Belk, Inc. 2000 Incentive Stock Plan (the “Incentive Plan”), the Company is authorized to award up to 2.8 million shares of common stock for various types of equity incentives to key executives of the Company.

The Company recognized compensation expense (income), net of tax, under the Incentive Plan of $0.2 million, $(1.2) million and $6.0 million for fiscal years 2009, 2008 and 2007, respectively.

Performance Based Stock Award Programs

The Company has a performance based stock award program (the “Long Term Incentive Plan” or “LTI Plan”), which the Company grants, under its Incentive Plan, stock awards to certain key executives. Shares awarded under the LTI Plan vary based on company results versus specified performance targets and generally vest at the end of the performance period. Prior to fiscal year 2009, the performance period was typically three years. Beginning with fiscal year 2009, the LTI Plan began using a one-year performance period and a two-year service period. A portion of any shares earned during the performance period will be issued at the end of the performance period with the remaining shares issued at the end of the service period.

LTI Plan compensation costs recorded under SFAS No. 123(R) are computed using the fair value of the Company’s stock on the grant date based on a third-party valuation and the estimated expected attainment of performance goals. As of January 31, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the LTI Plan.

The Company modified the plan goals for the 28 participants of the LTI Plan that vested at the end of fiscal year 2007 to incorporate the impact on financial results of the acquisition of the Proffitt’s, McRae’s and Parisian stores. The plan change increased compensation cost for fiscal year 2007 by $1.8 million.

The weighted-average grant-date fair value of shares granted under the LTI Plans during fiscal years 2009, 2008 and 2007 was $25.60, $30.81 and $20.41, respectively. The total fair value of stock grants issued under the LTI Plans during fiscal years 2009, 2008 and 2007 was $1.3 million, $11.2 million and $6.4 million, respectively. The fiscal year 2009 LTI performance targets were not met, therefore no stock grants vested. The total fair value of stock grants vested under the LTI Plans during fiscal years 2008 and 2007 was $1.4 million and $9.6 million, respectively.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity under the LTI Plan during the year ended January 31, 2009 is as follows:

		Weighted-Average
		Grant Date Fair
	Shares	Value per Share
	(In thousands)

Non-vested at February 2, 2008	—
Granted	302	$25.60
Changes in Performance Estimates	(291)	$25.60
Vested	—
Forfeited	(11)	$25.60

Non-vested at January 31, 2009	—

The Company implemented performance-based stock award programs (the “Executive Transition Incentive Plans” or the “ETI Plans”) in connection with the acquisition and integration of the Proffitt’s and McRae’s stores (the “PM Plan”) and Parisian stores (the “Parisian Plan”) in fiscal years 2006 and 2007, respectively. Shares awarded under the ETI Plans varied based upon Company results versus specified performance targets. Shares awarded in the PM Plan vested at the end of each of two one-year performance periods ended August 4, 2007 and July 29, 2006. Shares awarded in the Parisian Plan vested at the end of a 16 month period, ending February 2, 2008. In addition, during fiscal year 2008, the Company made a discretionary award of approximately 50% of the total award to the participants in the Parisian Plan. The award resulted in compensation cost for fiscal year 2008 of $0.5 million.

ETI Plans compensation costs were recorded under SFAS No. 123(R) and were computed using the fair value stock price on the grant date and the estimated expected attainment of performance goals. The Company issued new shares of common stock as the awards vested at the end of each performance period.

The Company modified the plan goals for 23 of the participants of the PM Plan for the performance period that ended on August 4, 2007 to incorporate the impact on financial results of the acquisition of the Parisian stores. The plan change increased compensation cost for fiscal year 2007 by $0.6 million.

The weighted-average grant-date fair values for shares granted under the ETI Plans were $27.15 and $26.40 for fiscal years 2008 and 2007, respectively. The total fair value of stock grants vested and issued under the ETI Plans during fiscal years 2009, 2008 and 2007 was $0.4 million, $4.5 million and $2.1 million, respectively. The ETI Plans did not vest any stock grants in fiscal year 2009. The total fair value of stock grants vested under the ETI Plans during fiscal year 2008 was $5.0 million.

The Company granted two service-based stock awards in fiscal year 2009. One service-based award will have two vesting periods, and will issue five thousand shares at the end of each service period. As long as the associate is employed at April 1, 2010, a total of ten thousand will have been issued. The second service-based award granted approximately seven thousand shares in fiscal year 2009. This service-based award vested in fiscal year 2009. The weighted-average grant-date fair value for shares granted under these service-based awards was $26.49 for fiscal year 2009. The total fair value of stock grants vested during fiscal year 2009 was $0.2 million. As of January 31, 2009, there was $0.1 million unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the service-based plan.

In fiscal year 2007, the Company established a five-year performance-based incentive stock plan for the Chief Financial Officer (the “CFO Incentive Plan”). Up to 11,765 shares are awarded under the plan at the end of each fiscal year if an annual Company performance goal is met. Performance goals are established annually for each of the five one-year performance periods, which results in five separate grant dates. The participant has the option to receive 30% of the award in cash (liability portion) at the end of each of the five one-year periods. The annual cash award is based on the number of shares earned during the annual period times the fair value of the Company’s stock

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as of the fiscal year end. The amounts under the liability portion of the award vest ratably at the end of each fiscal year. The remaining 70% of the award (equity portion) is granted in the Company’s stock. Shares granted under the equity portion vest at the end of the five-year period. The award also includes a cumulative five-year look-back feature whereby previously unearned one-year awards can be earned based on cumulative performance. The shares that were awarded based on the fiscal years 2008 and 2007 performance goal had a grant date fair value of $31 and $19 per share, respectively. The total fair value of stock grants issued during fiscal year 2008 was $0.3 million. The CFO Incentive Plan did not result in any compensation cost in fiscal year 2009 and 2008 and $0.2 million in fiscal year 2007. Future compensation cost will be determined based on future grant date fair values and attainment of the performance goals.

(18)	Purchase Obligations

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

The annual amount and due dates of purchase obligations as of January 31, 2009 are $72.4 million due within one year, $66.3 million due within one to three years, $41.8 million due within three to five years, and $14.5 million due after five years.

(19)	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the effect of contingently issuable stock-based compensation awards with performance vesting conditions as being outstanding at the beginning of the period in which all vesting conditions are met. The reconciliation of basic and diluted shares for fiscal years 2009 and 2008 is as follows:

	January 31,	February 2,	February 3,
	2009	2008	2007

Basic Shares	49,010,509	49,749,689	50,594,523
Dilutive contingently-issuable vested share awards	—	34,946	64,554

Diluted Shares	49,010,509	49,784,635	50,659,077

For fiscal year ended January 31, 2009, the Company had a net loss from operations, therefore, the inclusion of contingently-issuable vested share awards would have an anti-dilutive effect on the Company’s calculation of diluted loss per share. Accordingly, the diluted loss per share equals basic loss per share for this period.

(20)	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The Company partially adopted SFAS No. 157 as of February 3, 2008. Although the adoption of SFAS No. 157 did not have an effect on the Company’s consolidated financial statements, the Company is now required to provide additional disclosures. In February 2008, the FASB issued FSP No. 157-2, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected to defer the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities and will adopt the additional disclosure requirements during fiscal year 2010.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of January 31, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s ARS, available-for-sale investment securities and an interest rate swap. The Company utilized the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant data generated by market transactions involving identical or comparable assets or liabilities.

The Company’s ARS of $10.3 million have been classified as Level 3 assets as the Company used unobservable inputs to determine fair value. The type of ARS owned by the Company is backed by student loans, which are 97% guaranteed under the Federal Family Education Loan Program, and carry the highest credit ratings of AAA. Historically, the fair value of the Company’s ARS holdings approximated par value due to the frequent auction periods, which provided liquidity to these investments. However, during fiscal year 2009, many auctions involving this security failed. The failed auctions resulted in limited liquidity, however the Company continues to receive interest in accordance with the terms at each auction date. The Level 3 determination was used as a result of the lack of trading in these securities. The ARS fair value determination used an income-approach considering factors that reflect assumptions market participants would use in pricing, including: the collateralization underlying the investment; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market. The Company has no reason to believe that the underlying issuer of the ARS is presently at risk or that the underlying credit quality of the assets backing the ARS investment has been impacted by the reduced liquidity of this investment.

The Company’s available-for-sale investment securities’ unrealized holding gains and losses are included in other comprehensive income. The fair value of available-for-sale securities is based on quoted market prices. The Company has entered into interest rate swap agreements with financial institutions to manage the exposure to changes in interest rates. The fair value of interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreement, taking into account the current credit worthiness of the swap counterparties. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented. Additionally, the change in the fair value of a swap designated as a cash flow hedge is accounted for in accordance with SFAS No. 133 and is marked to market through accumulated other comprehensive income (loss). Any swap that is not designated as a hedging instrument is marked to market through gain (loss) on investments. During the year ended January 31, 2009, the Company recorded a $2.3 million gain on investments for an undesignated swap that expired during the year.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at January 31, 2009, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	January 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Auction rate securities	$10,250	$—	$—	$10,250
Investment securities	1,074	1,074	—	—
Total assets measured at fair value	$11,324	$1,074	$—	$10,250

Interest rate swap liability	$8,182	$—	$8,182	$—
Total liabilities measured at fair value	$8,182	$—	$8,182	$—

The following table provides a reconciliation of the beginning and ending balances of the Company’s investment in ARS (Level 3):

Balance as of February 2, 2008	$—
Purchases of auction rate securities	17,750
Total losses realized/unrealized included in earnings	—
Sale of auction rate securities	(7,500)

Balance as of January 31, 2009	$10,250

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

Carrying values approximate fair values for financial instruments that are short-term in nature, such as cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, notes payable and lines of credit. The fair values of the Company’s long-term debt are as follows:

	January 31, 2009		February 2, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
(Dollars in thousands)

Long-term debt (excluding capitalized leases)	$667,780	$612,702	$692,780	$682,714

The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The carrying value of the Company’s variable rate long-term debt approximates its fair value.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	Stockholders’ Equity

Authorized capital stock of Belk, Inc. includes 200 million shares of Class A common stock, 200 million shares of Class B common stock and 20 million shares of preferred stock, all with par value of $.01 per share. At January 31, 2009, there were 47,288,996 shares of Class A common stock outstanding, 1,463,896 shares of Class B common stock outstanding, and no shares of preferred stock outstanding.

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

On April 1, 2009, the Company declared a regular dividend of $0.20 per share on 47,286,216 shares of Class A and 1,474,285 shares of Class B common stock outstanding on that date. On April 2, 2008, the Company declared a regular dividend of $0.40 per share on 47,839,376 shares of Class A and 1,774,474 shares of Class B common stock outstanding on that date. On April 4, 2007, the Company declared a regular dividend of $0.40 per share on 48,327,819 shares of Class A and 1,915,733 shares of Class B common stock outstanding on that date.

On April 1, 2009, the Company’s Board of Directors approved a self-tender offer to purchase up to 500,000 shares of common stock at a price of $11.90 per share. On April 2, 2008, the Company’s Board of Directors approved a self-tender offer to purchase up to 1,000,000 shares of common stock at a price of $25.60 per share. The tender offer was initiated on April 23, 2008, and on May 22, 2008, the Company accepted for purchase 520,063 shares of Class A and 352,895 shares of Class B common stock for $22.3 million.

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

(22)	Acquisitions

Parisian

Effective October 2, 2006, the Company completed the acquisition of all of the capital stock of the corporations that operated 40 Parisian stores, the Parisian corporate headquarters, and a distribution center (“Parisian Acquisition” or “Parisian”) from Saks Incorporated for a purchase price of $314.7 million. The results of the acquired operations have been included in the consolidated financial statements from the date of acquisition. The acquisition resulted in $74.5 million of goodwill, which is the excess purchase price over the fair value of the acquired assets, net of assumed liabilities. No goodwill for the Parisian Acquisition is deductible for tax purposes.

Effective October 30, 2006, the Company sold certain assets and lease rights related to four of the Parisian stores for $25.7 million. In fiscal year 2008, the Company completed the disposition of 11 additional Parisian stores and during the third quarter re-branded the remaining 25 Parisian stores as Belk.

Migerobe, Inc.

Effective July 30, 2006, the Company completed the acquisition of the assets of Migerobe, Inc. (“Migerobe”), a company that leased fine jewelry departments in 35 Belk stores, for a purchase price of $19.1 million. The acquisition resulted in $4.3 million of goodwill, which is the excess purchase price over the fair value of the

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired assets, net of assumed liabilities. The results of the Migerobe operations have been included in the consolidated financial statements from the date of acquisition.

(23)	Hurricane Katrina

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

(24)	Selected Quarterly Financial Data (unaudited)

The following table summarizes the Company’s unaudited quarterly results of operations for fiscal years 2009 and 2008:

	Three Months Ended
	January 31,	November 1,	August 2,	May 3,
	2009	2008	2008	2008
	(In thousands, except per share amounts)

Revenues	$1,111,407	$741,403	$829,301	$817,312
Gross profit(1)	345,562	208,811	255,655	259,063
Net income (loss)	(202,813)	(23,488)	8,207	5,129
Basic income (loss) per share	(4.16)	(0.48)	0.17	0.10
Diluted income (loss) per share	(4.16)	(0.48)	0.17	0.10

	Three Months Ended
	February 2,	November 3,	August 4,	May 5,
	2008	2007	2007	2007
	(In thousands, except per share amounts)

Revenues	$1,232,377	$808,338	$879,604	$904,484
Gross profit(1)	397,465	236,779	261,776	291,895
Net income (loss)	85,669	(6,925)	7,495	9,501
Basic income (loss) per share	1.73	(0.14)	0.15	0.19
Diluted income (loss) per share	1.73	(0.14)	0.15	0.19

(1)	Gross profit represents revenues less cost of goods sold (including occupancy, distribution and buying expenses)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of January 31, 2009, the Company’s internal control over financial reporting is effective based on the criteria established in the Internal Control-Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of January 31, 2009, has been audited by KPMG, LLP, an independent registered public accounting firm. Their attestation report is included herein on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter ended January 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Belk, Inc.:

We have audited Belk, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Belk, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Belk, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belk, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 31, 2009, and our report dated April 15, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Charlotte, North Carolina
April 15, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information about the Company’s directors and executive officers is included in the sections entitled “Proposal One — Election of Directors,” “Belk Management — Directors” and “Belk Management — Executive Officers” of the Proxy Statement for the Annual Meeting of the Stockholders to be held on May 27, 2009 and is incorporated herein by reference.

The information about the Company’s Audit Committee is included in the section entitled “Belk Management — Committees of the Board of Directors — Audit Committee” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2009 and is incorporated herein by reference.

The information about the Company’s compliance with Section 16 of the Exchange Act of 1934, as amended, is included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2009 and is incorporated herein by reference.

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

The information about security ownership is included in the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Belk Management - Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2009 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included in the section entitled “Common Stock Ownership of Management and Principal Stockholders” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2009 and is incorporated herein by reference.

Information about the equity compensation plans is included in the section entitled “Equity Compensation Plan Information” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2009 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information about transactions with related persons is included in the section entitled “Certain Transactions” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2009 and is incorporated herein by reference.

The information about director independence is included in the sections entitled “Belk Management — Corporate Governance — Independence of Directors” and “Belk Management — Committees of the Board of Directors” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2009 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the section entitled “Summary of Fees to Independent Registered Public Accountants,” of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 27, 2009, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income — Years ended January 31, 2009, February 2, 2008, and February 3, 2007.

Consolidated Balance Sheets — As of January 31, 2009 and February 2, 2008.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income — Years ended January 31, 2009, February 2, 2008, and February 3, 2007.

Consolidated Statements of Cash Flows — Years ended January 31, 2009, February 2, 2008, and February 3, 2007.

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules

None.

3. Exhibits

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

3.1		Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).
3.2		Form of Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
4.1		Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).
4.2		Articles I and IV of the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
10.1		Belk, Inc. 2000 Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed on April 28, 2000).
10	.1.1	Belk, Inc. Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K, filed on April 14, 2005).
10	.1.2	Belk, Inc. Revised Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on June 12, 2008).
10	.1.3	Belk, Inc. CFO Incentive Plan (incorporated by reference to Exhibit 10.1.3 of the Company’s Annual Report on form 10-K, filed on April 13, 2006).
10.2		Belk, Inc. 2004 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
10.3		Belk, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K, filed on April 14, 2005).

10.4	Note Purchase Agreement, dated as of August 31, 2007, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as obligors, and the purchasers referred to therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 7, 2007).
10.5	Second Amended and Restated Credit Agreement, dated as of October 2, 2006, by and among Belk, Inc. and the subsidiaries of Belk, Inc., as borrowers, and Wachovia Bank, National Association, Bank of America, NA. and the other lenders referred to therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2006).
10.6	Note Purchase Agreement, dated as of July 12, 2005, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as obligors, and the purchasers referred to therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2005).
10.7	Form of First Amendment to the Second Amended and Restated Credit Agreement, dated March 30, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 3, 2009).
14.1	Belk, Inc. Code of Ethics for Senior Executive and Financial Officers (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, filed on April 14, 2004).
21.1	Subsidiaries.
23.1	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2009.

BELK, INC.
(Registrant)

By:	/s/ THOMAS M. BELK, JR.
Thomas M. Belk, Jr.
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2009.

Signature	Title

/s/ THOMAS M. BELK, JR. Thomas M. Belk, Jr.	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director

/s/ H. W. MCKAY BELK H. W. McKay Belk	President, Chief Merchandising Officer and Director

/s/ JOHN R. BELK John R. Belk	President, Chief Operating Officer and Director

/s/ J. KIRK GLENN, JR. J. Kirk Glenn, Jr.	Director

/s/ JOHN A. KUHNE John A. Kuhne	Director

/s/ ELIZABETH VALK LONG Elizabeth Valk Long	Director

/s/ THOMAS C. NELSON Thomas C. Nelson	Director

/s/ JOHN R. THOMPSON John R. Thompson	Director

/s/ JOHN L. TOWNSEND, III John L. Townsend, III	Director

/s/ BRIAN T. MARLEY Brian T. Marley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ RODNEY F. SAMPLES Rodney F. Samples	Vice President and Controller (Principal Accounting Officer)