Form 10-Q
period 2009-05-02
BELK INC
filed 2009-06-11
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 2, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
At June 2, 2009, the registrant had issued and outstanding 47,174,813 shares of class A common stock and 1,369,236 shares of class B common stock.

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
     Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet, general economic conditions, our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute our growth strategies, anticipated benefits from the opening of our new fulfillment center, the expected benefit of new systems and technology, the anticipated benefits from our acquisitions and the anticipated benefit under our agreement with GE Money Bank. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. We believe that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements.
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

•	Our ability to comply with debt covenants which could adversely affect our capital resources, financial condition and liquidity;

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

•
Our ability to expand our eCommerce business through our updated and redesigned belk.com website, including our ability to meet the systems challenges of expanding and operating the website and our ability to efficiently operate our eCommerce fulfillment facility; and

•
Our ability to realize the planned efficiencies from our acquisitions and effectively integrate and operate the acquired stores and businesses, including our fiscal year 2007 acquisition of Parisian stores and our fiscal year 2007 acquisition of the assets of Migerobe and commencement of our owned fine jewelry business.

     For a detailed description of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned “Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 31, 2009 that we filed with the SEC on April 15, 2009 as updated in this report. Our other filings with the SEC may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.
     Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, even if future events or new information may impact the validity of such statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except share and per share amounts)

	Three Months Ended
	May 2,	May 3,
	2009	2008
Revenues	$760,894	$817,312
Cost of goods sold (including occupancy, distribution and buying expenses)	532,093	558,249
Selling, general and administrative expenses	215,276	239,235
Gain on sale of property and equipment	277	969
Asset impairment and exit costs	411	559

Operating income	13,391	20,238
Interest expense, net	(12,559)	(13,272)
Gain on investments	—	863

Income before income taxes	832	7,829
Income tax expense	288	2,700

Net income	$544	$5,129

Basic and diluted net income per share	$0.01	$0.10

Weighted average shares outstanding — basic and diluted	48,758,349	49,613,850
See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	May 2,	January 31,
	2009	2009

Assets
Current assets:
Cash and cash equivalents	$253,953	$260,134
Short-term investments	10,250	10,250
Accounts receivable, net	47,893	65,702
Merchandise inventory	881,993	828,497
Property held for sale	750	750
Prepaid income taxes, expenses and other current assets	49,551	30,705

Total current assets	1,244,390	1,196,038
Investment securities	1,336	1,074
Property and equipment, net of accumulated depreciation and amortization of $1,145,825 and $1,109,444 as of May 2, 2009 and January 31, 2009, respectively	1,141,331	1,169,150
Deferred income taxes	125,846	128,829
Other assets	44,212	40,156

Total assets	$2,557,115	$2,535,247

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$254,851	$236,886
Accrued liabilities	131,326	118,045
Accrued income taxes	—	593
Deferred income taxes	26,300	27,997
Current installments of long-term debt and capital lease obligations	4,226	4,486

Total current liabilities	416,703	388,007
Long-term debt and capital lease obligations, excluding current installments	687,827	688,704
Interest rate swap liability	7,952	8,182
Retirement obligations and other noncurrent liabilities	419,431	418,327

Total liabilities	1,531,913	1,503,220

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 48.8 million shares issued and outstanding as of May 2, 2009 and January 31, 2009	488	488
Paid-in capital	456,788	456,858
Retained earnings	732,371	741,579
Accumulated other comprehensive loss	(164,445)	(166,898)

Total stockholders’ equity	1,025,202	1,032,027

Total liabilities and stockholders’ equity	$2,557,115	$2,535,247

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(unaudited)
(in thousands)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance at January 31, 2009	48,753	$488	$456,858	$741,579	$(166,898)	$1,032,027
Comprehensive income:
Net income	—	—	—	544	—	544
Unrealized gain on investments, net of $92 income taxes	—	—	—	—	154	154
Unrealized gain on interest rate swaps, net of $86 income taxes	—	—	—	—	145	145
Defined benefit expense, net of $1,279 income taxes	—	—	—	—	2,154	2,154

Total comprehensive income						2,997

Cash dividends	—	—	—	(9,752)	—	(9,752)
Issuance of stock-based compensation	—	—	(115)	—	—	(115)
Stock-based compensation expense	—	—	45	—	—	45
Common stock issued	8	—	—	—	—	—

Balance at May 2, 2009	48,761	$488	$456,788	$732,371	$(164,445)	$1,025,202

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended
	May 2,	May 3,
	2009	2008
Cash flows from operating activities:
Net income	$544	$5,129
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and exit costs	411	559
Deferred income tax benefit	(248)	(899)
Depreciation and amortization expense	41,060	40,972
Stock-based compensation expense	45	751
(Gain) loss on sale of property and equipment	380	(312)
Amortization of deferred gain on sale and leaseback	(657)	(657)
Gain on investments	—	(863)
(Increase) decrease in:
Accounts receivable, net	17,809	15,148
Merchandise inventory	(53,496)	(56,243)
Prepaid income taxes, expenses and other current assets	(23,998)	(14,662)
Increase (decrease) in:
Accounts payable and accrued liabilities	38,127	36,767
Accrued income taxes	(593)	(25,980)
Retirement obligations and other liabilities	5,795	9,778

Net cash provided by operating activities	25,179	9,488

Cash flows from investing activities:
Purchases of short-term investments	—	(17,750)
Purchases of property and equipment	(20,361)	(40,340)
Proceeds from sales of property and equipment	5	14,094

Net cash used by investing activities	(20,356)	(43,996)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(1,137)	(1,131)
Cash paid for withholding taxes in lieu of stock-based compensation shares	(51)	(598)
Stock compensation tax benefit (expense)	(64)	154
Dividends paid	(9,752)	(19,845)

Net cash used by financing activities	(11,004)	(21,420)

Net decrease in cash and cash equivalents	(6,181)	(55,928)
Cash and cash equivalents at beginning of period	260,134	186,973

Cash and cash equivalents at end of period	$253,953	$131,045

Supplemental schedule of noncash investing activities:
Decrease in property and equipment through accrued purchases	$(7,087)	$(1,546)
See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three months ended May 2, 2009 may not be indicative of the operating results that may be expected for the full fiscal year.
(2) Recently Issued Accounting Standards
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events.” SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information for interim reporting periods. FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company is in the process of evaluating FSP SFAS No. 107-1 and APB No. 28-1 and will adopt the additional disclosure requirements on the effective date.
     In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the other-than-temporary impairment guidance in accounting principles generally accepted in the United States of America for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. FSP SFAS No. 115-2 and SFAS No. 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is in the process of evaluating FSP SFAS No. 115-2 and SFAS No. 124-2 and does not expect it will have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS No. 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is in the process of evaluating FSP SFAS No. 157-4 and does not expect it will have a material impact on its consolidated financial statements.
     In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an Amendment of FASB Statements No. 87, 88, and 106.” FSP SFAS No. 132(R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. The Company will adopt the additional disclosure requirements of FSP SFAS No. 132(R)-1 as of January 30, 2010.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities during the first quarter of fiscal year 2010. The adoption did not require other additional disclosure during the first quarter of fiscal year 2010.
(3) Comprehensive Income
     The following table sets forth the computation of comprehensive income:

	Three Months Ended
	May 2,	May 3,
	2009	2008
	(dollars in thousands)

Net income	$544	$5,129
Other comprehensive income:
Unrealized gain (loss) on investments, net of $92 and $240 income taxes for the three months ended May 2, 2009 and May 3, 2008, respectively.	154	(404)
Unrealized gain on interest rate swaps, net of $86 and $528 income taxes for the three months ended May 2, 2009 and May 3, 2008, respectively.	145	889
Defined benefit expense, net of $1,279 and $1,008 income taxes for the three months ended May 2, 2009 and May 3, 2008, respectively.	2,154	1,698

Other comprehensive income	2,453	2,183

Total comprehensive income	$2,997	$7,312

(4) Accumulated Other Comprehensive Loss
     The following table sets forth the components of accumulated other comprehensive loss:

	May 2,	January 31,
	2009	2009
	(dollars in thousands)
Unrealized loss on investments, net of $195 and $287 income taxes as of May 2, 2009 and January 31, 2009, respectively.	$(328)	$(482)
Unrealized loss on interest rate swap, net of $2,962 and $3,048 income taxes as of May 2, 2009 and January 31, 2009, respectively.	(4,990)	(5,135)
Defined benefit plans, net of $94,461 and $95,740 income taxes as of May 2, 2009 and January 31, 2009, respectively.	(159,127)	(161,281)

Accumulated other comprehensive loss	$(164,445)	$(166,898)

(5) Fair Value Measurements
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
     As of May 2, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s auction rate security (“ARS”), available-for-sale investment securities and an interest rate swap.
     The Company’s ARS of $10.3 million has been classified as a Level 3 asset as the Company used unobservable inputs to determine fair value. The type of ARS owned by the Company is backed by student loans, which are 97%

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
guaranteed under the Federal Family Education Loan Program, and carry the highest credit ratings of AAA. Historically, the fair value of the Company’s ARS holdings approximated par value due to the frequent auction periods, which provided liquidity to these investments. However, during fiscal year 2009, many auctions involving this security failed. The failed auctions resulted in limited liquidity, however the Company continues to receive interest in accordance with the terms at each auction date. The Level 3 determination was used as a result of the lack of trading in these securities. The Company has no reason to believe that the underlying issuer of the ARS is presently at risk or that the underlying credit quality of the assets backing the ARS investment has been impacted by the reduced liquidity of this investment.
     The Company’s available-for-sale investment securities’ unrealized holding gains and losses are included in other comprehensive income.
     The Company has entered into interest rate swap agreements with financial institutions to manage the exposure to changes in interest rates. Additionally, the change in the fair value of a swap designated as a cash flow hedge is accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and is marked to market through accumulated other comprehensive income (loss). Any swap that is not designated as a hedging instrument is marked to market through gain (loss) on investments.
     The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at May 2, 2009, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	May 2,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Auction rate security	$10,250	$—	$—	$10,250
Investment securities	1,336	1,336	—	—

Total assets measured at fair value	$11,586	$1,336	$—	$10,250

Interest rate swap liability	$7,952	$—	$7,952	$—

Total liabilities measured at fair value	$7,952	$—	$7,952	$—

     There have been no purchases or sales of auction rate securities (Level 3 assets) since fiscal year end 2009.
(6) Asset Impairment and Exit Costs
     During the three months ended May 2, 2009, the Company recorded $0.2 million in exit costs comprised primarily of severance costs associated with the planned outsourcing of certain information technology and support functions along with $0.2 million for the impairment of certain assets. During the three months ended May 3, 2008, the Company recorded $0.6 million in impairment charges to adjust a retail location’s net book value to fair market value. The Company determines fair value of its retail locations primarily based on the present value of future cash flows.
(7) Sale of Properties
     During the first quarter of fiscal year 2009, the Company sold an acquired corporate headquarters facility, which was classified as held for sale at February 2, 2008, for $11.6 million. This transaction resulted in a gain on the sale of property of $0.5 million. In addition, the Company sold two stores for net proceeds of $2.6 million, which resulted in no gain or loss.
(8) Pension and Postretirement Benefits
     The Company has a defined benefit pension plan covering a portion of its employees. The benefits are based on years of service and the employee’s compensation. The Company also has a non-qualified defined benefit Supplemental Executive Retirement Plan (“Old SERP”), which provides retirement and death benefits to certain qualified executives

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain retired full-time employees (“Postretirement Plan”).
     The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	May 2,	May 3,	May 2,	May 3,	May 2,	May 3,
	2009	2008	2009	2008	2009	2008
	(dollars in thousands)
Service cost	$—	$859	$32	$47	$33	$33
Interest cost	6,649	6,149	157	182	406	407
Expected return on plan assets	(5,527)	(5,896)	—	—	—	—
Amortization of transition obligation	—	—	—	—	65	65
Amortization of prior service cost	124	124	—	—	—	—
Amortization of net loss	3,234	2,459	—	54	10	4

Net periodic benefit expense	$4,480	$3,695	$189	$283	$514	$509

(9) Earnings per Share
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the effect of contingently issuable stock-based compensation awards with performance vesting conditions as being outstanding at the beginning of the period in which all vesting conditions are met. The Company had no dilutive securities for the three months ended May 2, 2009, and for the three months ended May 3, 2008, therefore basic and diluted EPS are the same.
(10) Repurchase of Common Stock
     On April 1, 2009, the Company’s Board of Directors approved a self-tender offer to purchase up to 500,000 shares of common stock at a price of $11.90 per share. The tender offer was initiated on April 22, 2009, and on May 20, 2009, the Company accepted for purchase 102,128 shares of Class A and 139,536 shares of Class B common stock for $2.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned mainline department store business in the United States, with 308 stores in 16 states, primarily in the southern United States, as of May 2, 2009. The Company generated revenues of $3.5 billion for the fiscal year ended January 31, 2009, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.
     The following discussion, which presents the results of the Company, should be read in conjunction with the Company’s consolidated financial statements as of January 31, 2009, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.
     The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2010” refer to the fiscal year that will end January 30, 2010 and all references to “fiscal year 2009” refer to the fiscal year ended January 31, 2009.
     The first quarter of fiscal year 2010 was a difficult one for the Company as a result of continued weakness in consumer retail spending due primarily to poor macro-economic conditions and a challenging retail climate during the period. As a result, the Company’s revenues decreased 6.9% in the first quarter of fiscal year 2010 to $760.9 million and comparable store revenues decreased 7.7%. Comparable store revenue includes stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year, eCommerce revenues and excludes closed stores. Operating income decreased to $13.4 million in the first quarter of fiscal year 2010 compared to $20.2 million during the same period in fiscal year 2009. Net income decreased to $0.5 million or $0.01 per basic and diluted share in the first quarter of fiscal year 2010 compared to $5.1 million or $0.10 per basic and diluted share during the same period in fiscal year 2009. The decrease in net income was due primarily to the revenue decline during the period and the resulting lower gross margin, offset by reduced selling, general and administrative expenses.
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
     In recent years, the Company has taken advantage of prudent opportunities to expand its store base by opening and expanding stores in new and existing markets in order to increase sales, market share and customer loyalty. In response to recent economic conditions, the Company has scaled back its store growth plans but will continue to explore strategic opportunities to open and expand stores where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. During fiscal year 2009, the Company launched a redesigned and expanded Belk.com website and began operating a 142,000 square foot eCommerce fulfillment center in

Pineville, NC to process handling and shipping of online orders. The new website features a wide assortment of fashion apparel, accessories and shoes, plus a large selection of cosmetics, home and gift merchandise. Many leading national brands are offered at Belk.com along with the Company’s exclusive private brands.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s unaudited condensed consolidated statements of income, as well as a period comparison of changes in comparable store net revenue.

	Three Months Ended
	May 2,	May 3,
	2009	2008
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%
Cost of goods sold (including occupancy, distribution and buying expenses)	69.9	68.3
Selling, general and administrative expenses	28.3	29.3
Gain on sale of property and equipment	—	0.1
Asset impairment and exit costs	0.1	0.1
Operating income	1.8	2.5
Interest expense, net	1.7	1.6
Gain on investments	—	0.1
Income before income taxes	0.1	1.0
Income tax expense	—	0.3
Net income	0.1	0.6

Comparable store net revenue decrease	(7.7)	(8.7)
Revenues
     The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes for the periods as reflected in the table below.

	Three Months Ended
	May 2,	May 3,
Merchandise Areas	2009	2008
Women’s	39%	40%
Cosmetics, Shoes and Accessories	33	31
Men’s	14	14
Home	8	8
Children’s	6	7

Total	100%	100%

Comparison of the Three Months Ended May 2, 2009 and May 3, 2008
     Revenues. The Company’s revenues for the three months ended May 2, 2009 decreased 6.9%, or $56.4 million, to $760.9 million from $817.3 million during the same period in fiscal year 2009. The decrease is primarily attributable to a 7.7% decrease in revenues from comparable stores and a $2.3 million decrease in revenues due to closed stores, partially offset by an increase in revenues from new stores of $9.1 million.
     Cost of goods sold. Cost of goods sold was $532.1 million, or 69.9% of revenues, for the three months ended May 2, 2009 compared to $558.2 million, or 68.3% of revenues, for the same period in fiscal year 2009. The increase in cost of goods sold as a percentage of revenues for the three months ended May 2, 2009 was primarily attributable to an increase in markdowns due to the challenging retail climate along with a 0.31% increase due to occupancy costs, which are largely fixed costs, coupled with declining revenues.

     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $215.3 million, or 28.3% of revenues for the three months ended May 2, 2009, compared to $239.2 million, or 29.3% of revenues for the same period in fiscal year 2009. The decrease in SG&A expenses of $23.9 million was primarily due to reductions in selling and support related payroll and employee benefits totaling $17.3 million in response to the declining sales environment.
     Asset impairment and exit costs. During the three months ended May 2, 2009, the Company recorded $0.2 million in exit costs comprised primarily of severance costs associated with the planned outsourcing of certain information technology and support functions along with $0.2 million for the impairment of certain assets. During the three months ended May 3, 2008, the Company recorded $0.6 million in impairment charges to adjust a retail location’s net book value to fair market value. The Company determines fair value of its retail locations primarily based on the present value of future cash flows.
     Gain on investments. The gain on investments of $0.9 million for the three months ended May 3, 2008 was due to a gain on the Company’s undesignated interest rate swap that expired in September 2008.
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
Liquidity and Capital Resources
     The Company’s primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under debt facilities, which consist of a $675.0 million credit facility that matures in October 2011 and $325.0 million in senior notes. The credit facility is comprised of an outstanding $325.0 million term loan and a $350.0 million revolving line of credit. The senior notes are comprised of an $80.0 million floating rate senior note that matures in July 2012, a $20.0 million fixed rate senior note that matures in July 2012, a $100.0 million fixed rate senior note that matures in July 2015, and a $125.0 million fixed rate senior note that matures in August 2017. Additionally, the Company has a $17.8 million, 20-year variable rate, state bond facility outstanding in connection with construction of a distribution center in Mississippi.
     The credit facility allows for up to $200.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at May 2, 2009 using LIBOR plus 200 basis points. The credit facility contains restrictive financial covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, divided by pre-tax income plus net interest expense and non-cash charges, such as depreciation, amortization, and impairment charges. At May 2, 2009, the maximum leverage allowed under the credit facility was 4.25, and the calculated leverage ratio was 3.66. The Company was in compliance with all covenants as of May 2, 2009 and does not anticipate non-compliance with any debt covenants during fiscal year 2010. As of May 2, 2009, the Company had $18.2 million of standby letters of credit and a $325.0 million term loan outstanding under the credit facility. Although the stated availability under the credit facility was $331.8 million as of May 2, 2009, the leverage ratio covenant on that date would limit the Company’s availability to $211.4 million.

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
     The Company utilizes derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. These swap agreements are used to reduce the potential impact of increases in interest rates on variable rate debt. The difference between the fixed rate leg and the variable rate leg of the swap, to be paid or received, is accrued and recognized as an adjustment to interest expense. Additionally, the change in the fair value of a swap designated as a cash flow hedge is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and is marked to market through accumulated other comprehensive income (loss). Any swap that is not designated as a hedging instrument is marked to market through gain (loss) on investments.
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
     Net cash provided by operating activities was $25.2 million for the three months ended May 2, 2009 compared to $9.5 million for the same period in fiscal year 2009. The increase in cash flows from operating activities for the three months ended May 2, 2009, was principally due to a reduction in inventory in response to the declining sales environment coupled with a reduction in accrued income taxes due to lower net income.
     Net cash used by investing activities was $20.4 million for the three months ended May 2, 2009 compared to $44.0 million for the same period in fiscal year 2009. The decrease in cash used by investing activities primarily resulted from reduced purchases of property and equipment of $20.0 million.
     Net cash used by financing activities was $11.0 million for the three months ended May 2, 2009 compared to $21.4 million for the same period in fiscal year 2009. The decrease in cash used by financing activities primarily relates to dividends paid in the first quarter of fiscal year 2010 of $9.8 million compared to $19.8 million in the same period in fiscal year 2009.
     Management believes that cash flows from operations and existing availability under the current credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension funding and debt service requirements for the next twelve months and the foreseeable future. The Company was focused on managing inventories, capital expenditures and expenses in the first quarter of fiscal year 2010, which resulted in an increase in cash and cash equivalents of $122.9 million compared to the same period in fiscal year 2009.
Contractual Obligations and Commercial Commitments
     A table representing the scheduled maturities of the Company’s contractual obligations and commercial commitments as of January 31, 2009 was included under the heading “Contractual Obligations and Commercial Commitments” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009. There have been no material changes from the information included in the Form 10-K.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three months ended May 2, 2009 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on April 15, 2009.
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

BELK, INC.
Dated: June 11, 2009	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley
Brian T. Marley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)