Form 10-Q
period 2009-08-01
BELK INC
filed 2009-09-09
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 1, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At September 1, 2009, the registrant had issued and outstanding 46,910,053 shares of class A common stock and 1,375,660 shares of class B common stock.

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
     Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet, general economic conditions, our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute our growth strategies, anticipated benefits from the opening of our eCommerce fulfillment center, the expected benefit of new systems and technology, the anticipated benefits from our acquisitions and the anticipated benefit under our agreement with GE Money Bank. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements. We believe that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements.
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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Revenues	$760,261	$829,301	$1,521,155	$1,646,613
Cost of goods sold (including occupancy, distribution and buying expenses)	522,368	573,646	1,054,460	1,131,894
Selling, general and administrative expenses	211,128	231,889	426,405	471,127
Gain on sale of property and equipment	636	997	913	1,967
Asset impairment and exit costs	680	1,352	1,091	1,911

Operating income	26,721	23,411	40,112	43,648
Interest expense, net	(12,767)	(13,177)	(25,327)	(26,448)
Gain on investments	—	1,023	—	1,886

Income before income taxes	13,954	11,257	14,785	19,086
Income tax expense	4,544	3,050	4,831	5,750

Net income	$9,410	$8,207	$9,954	$13,336

Basic and diluted net income per share	$0.19	$0.17	$0.20	$0.27

Weighted average shares outstanding — basic and diluted	48,471,830	48,922,400	48,615,089	49,268,125
See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	August 1,	January 31,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$377,316	$260,134
Short-term investments	9,350	10,250
Accounts receivable, net	50,785	65,702
Merchandise inventory	756,769	828,497
Property held for sale	750	750
Prepaid income taxes, expenses and other current assets	47,232	30,705

Total current assets	1,242,202	1,196,038
Investment securities	1,641	1,074
Property and equipment, net of accumulated depreciation and amortization of $1,185,554 and $1,109,444 as of August 1, 2009 and January 31, 2009, respectively	1,109,670	1,169,150
Deferred income taxes	122,963	128,829
Other assets	45,844	40,156

Total assets	$2,522,320	$2,535,247

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$228,207	$236,886
Accrued liabilities	123,206	118,045
Accrued income taxes	—	593
Deferred income taxes	25,559	27,997
Current installments of long-term debt and capital lease obligations	3,939	4,486

Total current liabilities	380,911	388,007
Long-term debt and capital lease obligations, excluding current installments	686,951	688,704
Interest rate swap liability	7,333	8,182
Retirement obligations and other noncurrent liabilities	415,376	418,327

Total liabilities	1,490,571	1,503,220

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 48.3 and 48.8 million shares issued and outstanding as of August 1, 2009 and January 31, 2009, respectively	483	488
Paid-in capital	451,197	456,858
Retained earnings	741,781	741,579
Accumulated other comprehensive loss	(161,712)	(166,898)

Total stockholders’ equity	1,031,749	1,032,027

Total liabilities and stockholders’ equity	$2,522,320	$2,535,247

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at January 31, 2009	48,753	$488	$456,858	$741,579	$(166,898)	$1,032,027
Comprehensive income:
Net income	—	—	—	9,954	—	9,954
Unrealized gain on investments, net of $205 income taxes	—	—	—	—	345	345
Unrealized gain on interest rate swaps, net of $316 income taxes	—	—	—	—	533	533
Defined benefit expense, net of $2,557 income taxes	—	—	—	—	4,308	4,308

Total comprehensive income						15,140

Cash dividends	—	—	—	(9,752)	—	(9,752)
Issuance of stock-based compensation	—	—	(115)	—	—	(115)
Stock-based compensation expense	—	—	99	—	—	99
Common stock issued	33	—	300	—	—	300
Repurchase and retirement of common stock	(500)	(5)	(5,945)	—	—	(5,950)

Balance at August 1, 2009	48,286	$483	$451,197	$741,781	$(161,712)	$1,031,749

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended
	August 1,	August 2,
	2009	2008
Cash flows from operating activities:
Net income	$9,954	$13,336
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and exit costs	1,091	1,911
Deferred income tax benefit	(564)	(1,194)
Depreciation and amortization expense	81,453	82,484
Stock-based compensation expense	99	2,940
(Gain) loss on sale of property and equipment	402	(652)
Amortization of deferred gain on sale and leaseback	(1,315)	(1,315)
Gain on investments	—	(1,886)
(Increase) decrease in:
Accounts receivable, net	14,917	3,298
Merchandise inventory	71,728	84,836
Prepaid income taxes, expenses and other assets	(25,710)	(17,304)
Increase (decrease) in:
Accounts payable and accrued liabilities	4,090	(18,773)
Accrued income taxes	(681)	(25,980)
Retirement obligations and other liabilities	8,596	12,005

Net cash provided by operating activities	164,060	133,706

Cash flows from investing activities:
Purchases of short-term investments	—	(17,750)
Sales of short-term investments	900	7,500
Purchases of property and equipment	(29,700)	(71,851)
Proceeds from sales of property and equipment	39	14,554

Net cash used by investing activities	(28,761)	(67,547)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(2,300)	(2,329)
Cash paid for withholding taxes in lieu of stock-based compensation shares	(51)	(598)
Stock compensation tax benefit (expense)	(64)	154
Dividends paid	(9,752)	(19,845)
Repurchase and retirement of common stock	(5,950)	(22,348)

Net cash used by financing activities	(18,117)	(44,966)

Net increase in cash and cash equivalents	117,182	21,193
Cash and cash equivalents at beginning of period	260,134	186,973

Cash and cash equivalents at end of period	$377,316	$208,166

Supplemental schedule of noncash investing activities:
Decrease in property and equipment through accrued purchases	$(8,079)	$(5,687)

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three and six months ended August 1, 2009 may not be indicative of the operating results that may be expected for the full fiscal year.
(2) Recently Issued Accounting Standards
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162,” which identifies sources of accounting principles and the framework for selecting the principles used in preparation of financial statements. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company is in the process of evaluating SFAS No. 168 and does not expect it will have a material impact on its consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 for the second quarter of fiscal year 2010. Refer to the notes to the unaudited condensed consolidated financial statements for the disclosure required under SFAS No. 165.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information for interim reporting periods. FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP SFAS No. 107-1 and APB No. 28-1 for the second quarter of fiscal year 2010. Refer to the notes to the unaudited condensed consolidated financial statements for the disclosures required under FSP SFAS No. 107-1 and APB No. 28-1.
     In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the other-than-temporary impairment guidance in accounting principles generally accepted in the United States of America for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. FSP SFAS No. 115-2 and SFAS No. 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP SFAS No. 115-2 and SFAS No. 124-2 for the second quarter of fiscal year 2010. Refer to the notes to the unaudited condensed consolidated financial statements for the disclosures required under FSP SFAS No. 115-2 and SFAS No. 124-2.
     In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS No. 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP SFAS No. 157-4 for the second quarter of fiscal year 2010. Refer to the notes to the unaudited condensed consolidated financial statements for the disclosures required under FSP SFAS No. 157-4.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
(3) Comprehensive Income
     The following table sets forth the computation of comprehensive income:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Net income	$9,410	$8,207	$9,954	$13,336
Other comprehensive income:
Unrealized gain (loss) on investments, net of $113 and $205 income taxes for the three and six months ended August 1, 2009, respectively and $288 and $528 income taxes for the three and six months ended August 2, 2008, respectively	191	(485)	345	(890)
Unrealized gain on interest rate swaps, net of $230 and $316 income taxes for the three and six months ended August 1, 2009, respectively and $340 and $868 income taxes for the three and six months ended August 2, 2008, respectively	388	574	533	1,463
Defined benefit expense, net of $1,278 and $2,557 income taxes for the three and six months ended August 1, 2009, respectively and $1,008 and $2,016 income taxes for the three and six months ended August 2, 2008, respectively	2,154	1,698	4,308	3,397

Other comprehensive income	2,733	1,787	5,186	3,970

Total comprehensive income	$12,143	$9,994	$15,140	$17,306

(4) Accumulated Other Comprehensive Loss
     The following table sets forth the components of accumulated other comprehensive loss:

	August 1,	January 31,
	2009	2009
	(dollars in thousands)
Unrealized loss on investments, net of $82 and $287 income taxes as of August 1, 2009 and January 31, 2009, respectively	$(137)	$(482)
Unrealized loss on interest rate swap, net of $2,732 and $3,048 income taxes as of August 1, 2009 and January 31, 2009, respectively	(4,602)	(5,135)
Defined benefit plans, net of $93,183 and $95,740 income taxes as of August 1, 2009 and January 31, 2009, respectively	(156,973)	(161,281)

Accumulated other comprehensive loss	$(161,712)	$(166,898)

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(5) Fair Value Measurements
     The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets and liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     As of August 1, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s auction rate security (“ARS”), available-for-sale investment securities and an interest rate swap.
     The Company’s ARS of $9.4 million has been classified as a Level 3 asset as the Company used unobservable inputs to determine fair value. The type of ARS owned by the Company is backed by student loans, which are 97% guaranteed under the Federal Family Education Loan Program, and carries the highest credit ratings of AAA. Historically, the fair value of the Company’s ARS holdings approximated par value due to the frequent auction periods, which provided liquidity to these investments. During the second quarter of fiscal year 2010, the Company redeemed $0.9 million of its ARS investment at par. The Level 3 determination was used as a result of frequent lack of trading in these securities. The ARS fair value determination used an income-approach considering factors that reflect assumptions market participants would use in pricing, including: the collateralization underlying the investment; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market. The Company has no reason to believe that the underlying issuer of the ARS is presently at risk or that the underlying credit quality of the assets backing the ARS investment has been impacted by the reduced liquidity of this investment.
     The Company’s available-for-sale investment securities’ unrealized holding gains and losses are included in other comprehensive income. The fair value of available-for-sale securities is based on quoted market prices. On August 1, 2009, the Company’s available-for-sale investment securities with an unrealized loss position were, in the Company’s belief, primarily due to current economic conditions and the Company does not believe that these securities are other-than-temporarily impaired.
     The Company has entered into interest rate swap agreements with financial institutions to manage the exposure to changes in interest rates. The fair value of interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreement, taking into account the current credit worthiness of the swap counterparties. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the change in the fair value of a swap designated as a cash flow hedge is marked to market through accumulated other comprehensive income (loss). Any swap that is not designated as a hedging instrument is marked to market through gain (loss) on investments.
     The Company’s assets and liabilities measured at fair value at August 1, 2009, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	August 1,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
		(dollars in thousands)
Auction rate security	$9,350	$—	$—	$9,350
Investment securities	1,641	1,641	—	—

Total assets measured at fair value	$10,991	$1,641	$—	$9,350

Interest rate swap liability	$7,333	$—	$7,333	$—

Total liabilities measured at fair value	$7,333	$—	$7,333	$—

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table provides a reconciliation of the beginning and ending balances of the Company’s investment in ARS (Level 3):

Balance as of January 31, 2009	$10,250
Purchases of auction rate securities	—
Total losses realized/unrealized included in earnings	—
Sale of auction rate securities	(900)

Balance as of August 1, 2009	$9,350

     Carrying values approximate fair values for financial instruments that are short-term in nature, such as cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, notes payable and lines of credit. The fair value of the Company’s long-term debt is as follows:

	August 1, 2009
	Carrying	Fair
	Value	Value
	(dollars in thousands)
Long-term debt (excluding capitalized leases)	$667,780	$607,809
     The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The carrying value of the Company’s variable rate long-term debt approximates its fair value.
(6) Asset Impairment and Exit Costs
     During the three months ended August 1, 2009, the Company recorded $0.6 million in exit costs comprised primarily of severance costs associated with the planned closing of two stores along with $0.1 million for the impairment of certain assets. During the six months ended August 1, 2009, the Company recorded $0.8 million in exit costs comprised primarily of severance costs associated with the outsourcing of certain information technology and support functions as well as the closing of two stores and $0.3 million for the impairment of certain assets.
     During the three months ended August 2, 2008, the Company recorded $1.3 million in exit costs, comprised primarily of severance costs associated with the outsourcing of certain information technology functions. In addition, during the six months ended August 2, 2008, the Company recorded $0.6 million in impairment charges to adjust a retail location’s net book value to fair market value. The Company determines fair value of its retail locations primarily based on the present value of future cash flows.
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

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	August 1,	August 2,	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008	2009	2008
			(dollars in thousands)
Service cost	$—	$859	$46	$47	$33	$33
Interest cost	6,649	6,149	229	182	406	407
Expected return on plan assets	(5,527)	(5,896)	—	—	—	—
Amortization of transition obligation	—	—	—	—	65	65
Amortization of prior service cost	124	124	—	—	—	—
Amortization of net loss	3,234	2,459	—	54	10	4

Net periodic benefit expense	$4,480	$3,695	$275	$283	$514	$509

	Six Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	August 1,	August 2,	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008	2009	2008
			(dollars in thousands)
Service cost	$—	$1,718	$78	$94	$66	$66
Interest cost	13,298	12,298	386	364	812	814
Expected return on plan assets	(11,055)	(11,792)	—	—	—	—
Amortization of transition obligation	—	—	—	—	131	131
Amortization of prior service cost	248	247	—	—	—	—
Amortization of net loss	6,467	4,918	—	109	19	8

Net periodic benefit expense	$8,958	$7,389	$464	$567	$1,028	$1,019

     The Company made a discretionary $20.0 million contribution to its defined benefit pension plan on September 10, 2008, and expects to make a $44.0 million discretionary contribution to its defined benefit pension plan on or before September 15, 2009.
(10) Earnings per Share
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the effect of contingently issuable stock-based compensation awards with performance vesting conditions as being outstanding at the beginning of the period in which all vesting conditions are met. The Company had no dilutive securities for the three and six months ended August 1, 2009 and August 2, 2008, therefore basic and diluted EPS are the same.
(11) Repurchase of Common Stock
     On April 1, 2009, the Company’s Board of Directors approved a self-tender offer to purchase up to 500,000 shares of common stock at a price of $11.90 per share. The tender offer was initiated on April 22, 2009, and on May 20, 2009, the Company accepted for purchase 102,128 shares of Class A and 139,536 shares of Class B common stock for $2.9 million.
     Subsequently, in a separate transaction, the Company accepted for purchase 258,336 shares of Class A common stock for $3.1 million on June 24, 2009 from Mr. H.W. McKay Belk, President and Chief Merchandising Officer. The number of shares purchased from Mr. Belk represents the difference between the number of shares of common stock which the Company offered to purchase in the tender offer that was initiated on April 22, 2009 and the number of shares

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
that were tendered by stockholders and purchased by the Company. The purchase price was the same as the purchase price offered by the Company in the initial tender offer.
(12) Subsequent Events
     The Company has assessed subsequent events through September 9, 2009, the date of issuance of the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned mainline department store business in the United States. As of August 1, 2009, the Company had 308 stores in 16 states, located primarily in the southern United States. The Company generated revenues of $3.5 billion for the fiscal year ended January 31, 2009, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.
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
     The Company’s revenues decreased 8.3% in the second quarter of fiscal year 2010 to $760.3 million and comparable store revenues decreased 9.4%. Comparable store revenue includes stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Operating income increased to $26.7 million in the second quarter of fiscal year 2010 compared to $23.4 million during the same period in fiscal year 2009. Net income increased to $9.4 million or $0.19 per basic and diluted share in the second quarter of fiscal year 2010 compared to $8.2 million or $0.17 per basic and diluted share during the same period in fiscal year 2009. The increase in net income was due primarily to an improvement in gross margin as a percent of sales and lower expenses during the second quarter of fiscal year 2010.
     The Company’s revenues decreased 7.6% in the first six months of fiscal year 2010 to $1,521.2 million. Comparable store sales decreased 8.5%. Operating income decreased to $40.1 million in the first six months of fiscal year 2010 compared to $43.6 million during the same period in fiscal year 2009. Net income decreased to $10.0 million or $0.20 per basic and diluted share compared to $13.3 million or $0.27 per basic and diluted share during the same period in fiscal year 2009. The decrease in net income was due primarily to the sales decline during the period, offset by lower selling, general and administrative expenses.
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

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (including occupancy, distribution and buying expenses)	68.7	69.2	69.3	68.7
Selling, general and administrative expenses	27.8	28.0	28.0	28.6
Gain on sale of property and equipment	0.1	0.1	0.1	0.1
Asset impairment and exit costs	0.1	0.2	0.1	0.1
Operating income	3.5	2.8	2.6	2.7
Interest expense, net	1.7	1.6	1.7	1.6
Gain on investments	—	0.1	—	0.1
Income before income taxes	1.8	1.4	1.0	1.2
Income tax expense	0.6	0.4	0.3	0.3
Net income	1.2	1.0	0.7	0.8

Comparable store net revenue decrease	(9.4)	(4.0)	(8.5)	(6.4)
Revenues
     The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes for the periods as reflected in the table below.

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
Merchandise Areas	2009	2008	2009	2008
Women’s	41%	41%	40%	40%
Cosmetics, Shoes and Accessories	30	28	31	31
Men’s	16	16	15	15
Home	8	9	8	8
Children’s	5	6	6	6

Total	100%	100%	100%	100%

Comparison of the Three and Six Months Ended August 1, 2009 and August 2, 2008
     Revenues. The Company’s revenues for the three months ended August 1, 2009 decreased 8.3%, or $69.0 million, to $760.3 million from $829.3 million during the same period in fiscal year 2009. The decrease is primarily attributable to a 9.4% decrease in revenues from comparable stores as a result of a continued weak sales environment and a shift of state sales tax holidays in some Belk markets and a $2.6 million decrease in revenues due to closed stores, partially offset by an increase in revenues from new stores of $8.5 million.

     The Company’s revenues for the six months ended August 1, 2009 decreased 7.6%, or $125.4 million, to $1,521.2 million from $1,646.6 million over the same period in fiscal year 2009. The decrease is primarily attributable to an 8.5% decrease in revenues from comparable stores as a result of a continued weak sales environment and a shift of state sales tax holidays in some Belk markets and a $4.8 million decrease in revenues due to closed stores, partially offset by an increase in revenues from new stores of $16.3 million.
     Cost of goods sold. Cost of goods sold was $522.4 million, or 68.7% of revenues, for the three months ended August 1, 2009 compared to $573.6 million, or 69.2% of revenues, for the same period in fiscal year 2009. The decrease in cost of goods sold for the three months ended August 1, 2009 was due primarily to the revenue decline. The decrease as a percentage of revenues is primarily attributable to reduced markdown activity offset by a 0.37% increase due to occupancy costs, which are largely fixed costs, coupled with declining revenues.
     Cost of goods sold was $1,054.5 million, or 69.3% of revenues, for the six months ended August 1, 2009 compared to $1,131.9 million, or 68.7% of revenues, for the same period in fiscal year 2009. The decrease in cost of goods sold for the six months ended August 1, 2009 is primarily due to the revenue decline. The increase in cost of goods sold as a percentage of revenues for the six months ended August 1, 2009 is primarily attributable to a 0.34% increase due to occupancy costs, which are largely fixed costs, coupled with declining revenues.
     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $211.1 million, or 27.8% of revenues for the three months ended August 1, 2009, compared to $231.9 million, or 28.0% of revenues for the same period in fiscal year 2009. The decrease in SG&A expenses of $20.8 million is primarily due to reductions in selling and support related payroll and benefits totaling $17.3 million in response to the declining sales environment.
     SG&A expenses were $426.4 million, or 28.0% of revenues for the six months ended August 1, 2009, compared to $471.1 million, or 28.6% of revenues, for the same period in fiscal year 2009. The decrease in SG&A expenses of $44.7 million was primarily due to reductions in selling and support related payroll and benefits totaling $34.6 million in response to the declining sales environment. The impact of the decrease in payroll and benefits as a percentage of revenues was partially offset by the decrease in revenues for fiscal year 2010.
     Asset impairment and exit costs. During the three months ended August 1, 2009, the Company recorded $0.6 million in exit costs comprised primarily of severance costs associated with the closing of two stores along with $0.1 million for the impairment of certain assets. During the six months ended August 1, 2009, the Company recorded $0.8 million in exit costs comprised primarily of severance costs associated with the outsourcing of certain information technology and support functions as well as the closing of two stores and $0.3 million for the impairment of certain assets.
     During the three months ended August 2, 2008, the Company recorded $1.3 million in exit costs, comprised primarily of severance costs associated with the outsourcing of certain information technology functions. In addition, during the six months ended August 2, 2008, the Company recorded $0.6 million in impairment charges to adjust a retail location’s net book value to fair market value. The Company determines fair value of its retail locations primarily based on the present value of future cash flows.
     Gain on investments. The gain on investments of $1.9 million for the six months ended August 2, 2008 was due to a gain on the Company’s undesignated interest rate swap.
     Income tax expense. Income tax expense for the three months ended August 1, 2009 was $4.5 million compared to $3.1 million for the same period in fiscal year 2009. The effective income tax rate for the three months ended August 1, 2009 was 32.6% compared to 27.1% for the same period in fiscal year 2009. The increase in the rate is due primarily to the prior year agreement that the Company entered into with respect to certain state tax uncertainties, which contributed to a $0.8 million reduction in income tax expense during the second quarter of fiscal year 2009.
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
Liquidity and Capital Resources
     The Company’s primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under debt facilities, which consist of a $675.0 million credit facility that matures in October 2011 and $325.0 million in senior notes. The credit facility is comprised of an outstanding $325.0 million term loan and a $350.0 million revolving line of credit. The senior notes are comprised of an $80.0 million floating rate senior note that matures in July 2012, a $20.0 million fixed rate senior note that matures in July 2012, a $100.0 million fixed rate senior note that matures in July 2015, and a $125.0 million fixed rate senior note that matures in August 2017. Additionally, the Company has a $17.8 million, 20-year variable rate, state bond facility which matures in October 2025.
     The credit facility allows for up to $200.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at August 1, 2009 using LIBOR plus 200 basis points. The credit facility contains restrictive financial covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, divided by pre-tax income plus net interest expense and non-cash charges, such as depreciation, amortization, and impairment charges. At August 1, 2009, the maximum leverage allowed under the credit facility was 4.25, and the calculated leverage ratio was 3.65. The Company was in compliance with all covenants as of August 1, 2009 and expects to remain in compliance with all debt covenants during fiscal year 2010. As of August 1, 2009, the Company had $36.2 million of standby letters of credit and a $325.0 million term loan outstanding under the credit facility. Although the stated availability under the credit facility was $313.8 million as of August 1, 2009, the Company’s availability would be limited to $213.4 million due to the calculated leverage ratio on such date.
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
     The Company utilizes derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. These swap agreements are used to reduce the potential impact of increases in interest rates on variable rate debt. The difference between the fixed rate leg and the variable rate leg of the swap, to be paid or received, is accrued and recognized as an adjustment to interest expense. Additionally, the change in the fair value of a swap designated as a cash flow hedge is marked to market through accumulated other comprehensive income (loss). Any swap that is not designated as a hedging instrument is marked to market through gain (loss) on investments.
     The Company’s exposure to derivative instruments is limited to one interest rate swap for an $80.0 million notional amount, which has a fixed interest rate of 5.2% and expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note. The Company had a $125.0 million notional amount swap, which expired in September 2008, that had previously been designated as a cash flow hedge against variability in future interest payments on a $125.0 million variable rate bond facility. On July 26, 2007, the $125.0 million notional amount swap was de-designated due to the Company’s decision to prepay the underlying debt. This swap was marked to market in gain (loss) on investments through its expiration date.
     Net cash provided by operating activities was $164.1 million for the six months ended August 1, 2009 compared to $133.7 million for the same period in fiscal year 2009. The increase in cash flows from operating activities for the six months ended August 1, 2009, was principally due to a reduction in accrued income taxes due to lower net income coupled with a reduction in inventory in response to the declining sales environment. Also, a shift of state sales tax holidays in some of the Company’s markets from July in fiscal year 2009 to August in fiscal year 2010 contributed to the reduction in accounts receivable at August 1, 2009.
     Net cash used by investing activities was $28.8 million for the six months ended August 1, 2009 compared to $67.5 million for the same period in fiscal year 2009. The decrease in cash used by investing activities primarily resulted from reduced purchases of property and equipment of $42.2 million.
     Net cash used by financing activities was $18.1 million for the six months ended August 1, 2009 compared to $45.0 million for the same period in fiscal year 2009. The decrease in cash used by financing activities primarily relates to dividends paid in the first quarter of fiscal year 2010 of $9.8 million compared to $19.8 million in the same period in fiscal year 2009, and repurchase and retirement of common stock of $6.0 million in the second quarter of fiscal year 2010 compared to $22.3 million in the same period in fiscal year 2009.
     Management believes that cash flows from operations and existing availability under the current credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension funding and debt service requirements for the next twelve months and the foreseeable future. The Company was focused on managing inventories, capital expenditures and expenses in the second quarter of fiscal year 2010, which resulted in an increase in cash and cash equivalents of $169.2 million compared to the second quarter of fiscal year 2009.
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
Recently Issued Accounting Standards
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162,” which identifies sources of accounting principles and the framework for selecting the principles used in preparation of financial statements. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company is in the process of evaluating SFAS No. 168 and does not expect it will have a material impact on its consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 for the second quarter of fiscal year 2010. Refer to the notes to the unaudited condensed consolidated financial statements for the disclosure required under SFAS No. 165.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information for interim reporting periods. FSP SFAS No. 107-1 and

APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP SFAS No. 107-1 and APB No. 28-1 for the second quarter of fiscal year 2010. Refer to the notes to the unaudited condensed consolidated financial statements for the disclosures required under FSP SFAS No. 107-1 and APB No. 28-1.
     In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the other-than-temporary impairment guidance in accounting principles generally accepted in the United States of America for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. FSP SFAS No. 115-2 and SFAS No. 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP SFAS No. 115-2 and SFAS No. 124-2 for the second quarter of fiscal year 2010. Refer to the notes to the unaudited condensed consolidated financial statements for the disclosures required under FSP SFAS No. 115-2 and SFAS No. 124-2.
     In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS No. 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP SFAS No. 157-4 for the second quarter of fiscal year 2010. Refer to the notes to the unaudited condensed consolidated financial statements for the disclosures required under FSP SFAS No. 157-4.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the six months ended August 1, 2009 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about purchases of our equity securities during the second quarter of fiscal year 2010.
ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number of	Approximate Dollar
				Shares Purchased	Value of Shares
				as Part of	that May Yet Be
				Publicly	Purchased Under
	Total Number of		Average Price Paid	Announced	the
Period	Shares Purchased		per Share	Plans or Programs	Plans or Programs
May 3 — May 30, 2009	241,664	(1)	$11.90	241,664	—
May 31 — July 4, 2009	258,336	(2)	$11.90	—	—
July 5 — August 1, 2009	—		—	—	—
Total	500,000		$11.90	241,664	—

(1)	On April 1, 2009, the Company’s Board of Directors approved a self-tender offer to purchase up to 500,000 shares of common stock at a price of $11.90 per share. The tender offer was initiated on April 22, 2009, and on May 20, 2009, the Company accepted for purchase 102,128 shares of Class A and 139,536 shares of Class B common stock for $2.9 million.

(2)	On June 24, 2009, the Company purchased 258,336 shares of Class A common stock from H.W. McKay Belk for $3.07 million in connection with the Transition Agreement entered into with Mr. Belk and disclosed on a Form 8-K filed on June 25, 2009.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of stockholders was held on May 27, 2009. The only matter submitted to a vote of the stockholders was the election of directors. At the meeting, in person or by proxy, there were stockholders holding an aggregate of 47,164,573 shares of common stock. There were no broker non-votes with respect to the proposal.
     H.W. McKay Belk, Thomas C. Nelson and John R. Thompson were elected as directors for terms expiring in 2012.

Term Expiring 2012	Votes For	Votes Withheld
H.W. McKay Belk	460,984,357	674,354
Thomas C. Nelson	460,979,611	679,100
John R. Thompson	460,979,611	679,100

John R. Belk, John A. Kuhne and Elizabeth Valk Long continue to serve as directors for terms expiring in 2010. Thomas M. Belk, Jr., J. Kirk, Glenn, Jr. and John L. Townsend, III continue to serve as directors for terms expiring in 2011.
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

10.1	Transition Agreement, dated as of June 23, 2009, by and between Belk, Inc. and H.W. McKay Belk.

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

BELK, INC.
Dated: September 9, 2009	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley
Brian T. Marley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)