Form 10-Q
period 2009-10-31
BELK INC
filed 2009-12-07
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At November 30, 2009, the registrant had issued and outstanding 46,907,578 shares of class A common stock and 1,378,135 shares of class B common stock.

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

     For a detailed description of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned “Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 31, 2009 that we filed with the SEC on April 15, 2009. Our other filings with the SEC may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.
     Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, even if future events or new information may impact the validity of such statements.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Revenues	$727,988	$741,403	$2,249,142	$2,388,017
Cost of goods sold (including occupancy, distribution and buying expenses)	496,473	532,592	1,550,933	1,664,486
Selling, general and administrative expenses	215,771	235,397	642,178	706,526
Gain on sale of property and equipment	639	2,194	1,552	4,161
Asset impairment and exit costs	(117)	748	973	2,659
Pension curtailment charge	2,719	—	2,719	—

Operating income (loss)	13,781	(25,140)	53,891	18,507
Interest expense, net	(12,931)	(11,912)	(38,256)	(38,360)
Gain (loss) on investments	14	(239)	14	1,648

Income (loss) before income taxes	864	(37,291)	15,649	(18,205)
Income tax expense (benefit)	418	(13,803)	5,249	(8,053)

Net income (loss)	$446	$(23,488)	$10,400	$(10,152)

Basic and diluted net income (loss) per share	$0.01	$(0.48)	$0.21	$(0.21)

Weighted average shares outstanding — basic and diluted	48,285,713	48,752,892	48,505,297	49,096,381
See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	October 31,	January 31,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$359,268	$260,134
Short-term investments	9,350	10,250
Accounts receivable, net	24,906	65,702
Merchandise inventory	1,016,143	828,497
Property held for sale	750	750
Prepaid income taxes, expenses and other current assets	40,995	30,705

Total current assets	1,451,412	1,196,038
Investment securities	1,687	1,074
Property and equipment, net of accumulated depreciation and amortization of $1,224,435 and $1,109,444 as of October 31, 2009 and January 31, 2009, respectively	1,076,874	1,169,150
Deferred income taxes	104,956	128,829
Other assets	47,690	40,156

Total assets	$2,682,619	$2,535,247

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$406,732	$236,886
Accrued liabilities	142,953	118,045
Accrued income taxes	—	593
Deferred income taxes	26,467	27,997
Current installments of long-term debt and capital lease obligations	3,660	4,486

Total current liabilities	579,812	388,007
Long-term debt and capital lease obligations, excluding current installments	686,049	688,704
Interest rate swap liability	7,557	8,182
Retirement obligations and other noncurrent liabilities	373,218	418,327

Total liabilities	1,646,636	1,503,220

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 48.3 and 48.8 million shares issued and outstanding as of October 31, 2009 and January 31, 2009, respectively	483	488
Paid-in capital	451,237	456,858
Retained earnings	742,227	741,579
Accumulated other comprehensive loss	(157,964)	(166,898)

Total stockholders’ equity	1,035,983	1,032,027

Total liabilities and stockholders’ equity	$2,682,619	$2,535,247

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at January 31, 2009	48,753	$488	$456,858	$741,579	$(166,898)	$1,032,027
Comprehensive income:
Net income	—	—	—	10,400	—	10,400
Unrealized gain on investments, net of $222 income taxes	—	—	—	—	374	374
Unrealized gain on interest rate swaps, net of $233 income taxes	—	—	—	—	392	392
Defined benefit expense, net of $3,836 income taxes	—	—	—	—	6,462	6,462
Pension curtailment charge, net of $1,013 income taxes	—	—	—	—	1,706	1,706

Total comprehensive income	—	—	—	—	—	19,334

Cash dividends	—	—	—	(9,752)	—	(9,752)
Issuance of stock-based compensation	—	—	(115)	—	—	(115)
Stock-based compensation expense	—	—	139	—	—	139
Common stock issued	33	—	300	—	—	300
Repurchase and retirement of common stock	(500)	(5)	(5,945)	—	—	(5,950)

Balance at October 31, 2009	48,286	$483	$451,237	$742,227	$(157,964)	$1,035,983

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended
	October 31,	November 1,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$10,400	(10,152)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment and exit costs	973	2,659
Deferred income tax expense	16,051	9,564
Depreciation and amortization expense	121,558	124,026
Stock-based compensation expense	139	2,015
Pension curtailment charge	2,719	—
Loss (gain) on sale of property and equipment	420	(2,189)
Amortization of deferred gain on sale and leaseback	(1,972)	(1,972)
Gain on investments	(14)	(1,648)
(Increase) decrease in:
Accounts receivable, net	40,796	34,749
Merchandise inventory	(187,646)	(227,583)
Prepaid income taxes, expenses and other assets	(22,305)	(33,931)
Increase (decrease) in:
Accounts payable and accrued liabilities	202,661	208,019
Accrued income taxes	(681)	(25,980)
Retirement obligations and other liabilities	(29,050)	(5,047)

Net cash provided by operating activities	154,049	72,530

Cash flows from investing activities:
Purchases of short-term investments	—	(17,750)
Sales of short-term investments	900	7,500
Purchases of property and equipment	(36,587)	(112,764)
Proceeds from sales of property and equipment	70	18,998

Net cash used by investing activities	(35,617)	(104,016)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(3,481)	(3,559)
Cash paid for withholding taxes in lieu of stock-based compensation shares	(51)	(598)
Stock compensation tax (expense) benefit	(64)	154
Dividends paid	(9,752)	(19,846)
Repurchase and retirement of common stock	(5,950)	(22,348)

Net cash used by financing activities	(19,298)	(46,197)

Net increase (decrease) in cash and cash equivalents	99,134	(77,683)
Cash and cash equivalents at beginning of period	260,134	186,973

Cash and cash equivalents at end of period	$359,268	$109,290

Supplemental schedule of noncash investing activities:
Decrease in property and equipment through accrued purchases	$(8,232)	$(8,810)
See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three and nine months ended October 31, 2009 may not be indicative of the operating results that may be expected for the full fiscal year.
(2) Recently Issued Accounting Standards
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162” (“ASC 105-10”). ASC 105-10 modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. ASC 105-10 became effective for the third quarter of fiscal year 2010. All other accounting standard references have been updated in this report with ASC references.
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.” The updated guidance clarifies that the fair value of a liability can be measured in relation to the counterparty’s asset when traded in an active market, without adjusting the price for restrictions that prevent the sale of the liability. ASU 2009-05 will be effective for the fourth quarter of fiscal year 2010. The Company does not expect that the adoption of ASU 2009-05 will change its valuation techniques for measuring liabilities at fair value.
     For fiscal years ending after December 15, 2009, the “Compensation-Retirement Benefits Topic,” ASC 715-20 will require more detailed disclosures regarding the assets of a defined benefit pension or other postretirement plan. The Company will adopt the additional disclosure requirements of ASC 715-20 as of January 30, 2010.
     Effective for the second quarter of fiscal year 2010, the “Subsequent Events Topic,” ASC 855-10-50-1, required disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. Refer to the notes to the unaudited condensed consolidated financial statements for the disclosure required under ASC 855-10-50-1.
     Effective for the second quarter of fiscal year 2010, the “Financial Instruments Topic,” ASC 825-10 required disclosure regarding the fair value of financial instruments of publicly traded companies for interim reporting periods as well as annual reporting periods. Refer to the notes to the unaudited condensed consolidated financial statements for the disclosures required under ASC 825-10.
     Effective for the second quarter of fiscal year 2010, the “Investments-Debt and Equity Securities Topic,” ASC 320-10 amended the presentation and disclosure requirements for other-than-temporary impairment on debt and equity securities in the financial statements. Refer to the notes to the unaudited condensed consolidated financial statements for the disclosures required under ASC 320-10.
     Effective for the second quarter of fiscal year 2010, the “Fair Value Measurements and Disclosures Topic,” ASC 820-10-65-4, provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. Refer to the notes to the unaudited condensed consolidated financial statements for the disclosures required under ASC 820-10-65-4.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Effective for the first quarter of fiscal year 2010, the “Fair Value Measurements and Disclosures Topic,” ASC 820-10-65-1, established a single definition of fair value and a framework for measuring fair value in GAAP for nonfinancial assets and liabilities to increase consistency and comparability in fair value measurements. The Company’s adoption of the requirements under ASC 820-10-65-1 did not require other additional disclosure during the first quarter of fiscal year 2010.
(3) Comprehensive Income (Loss)
     The following table sets forth the computation of comprehensive income:

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Net income (loss)	$446	$(23,488)	$10,400	$(10,152)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of $17 and $222 income taxes for the three and nine months ended October 31, 2009, respectively and $147 and $213 income taxes for the three three and nine months ended November 1, 2008, respectively.	29	247	374	(360)
Recognized other-than-temporary impairment of investments reclassified to gain (loss) on investments, net of $231 income taxes for the three and nine months ended November 1, 2008.	—	(388)	—	(388)
Unrealized gain (loss) on interest rate swaps, net of $83 and $233 income taxes for the three and nine months ended October 31, 2009, respectively and $352 and $516 income taxes for the three and nine months ended November 1, 2008, respectively.	(141)	(593)	392	869
Defined benefit expense, net of $1,279 and $3,836 income taxes for the three and nine months ended October 31, 2009, respectively and $1,008 and $3,025 income taxes for the three and nine months ended November 1, 2008, respectively.	2,154	1,698	6,462	5,096
Pension curtailment charge, net of $1,013 income taxes for the three and nine months ended October 31, 2009.	1,706	—	1,706	—

Other comprehensive income	3,748	964	8,934	5,217

Total comprehensive income (loss)	$4,194	$(22,524)	$19,334	$(4,935)

(4) Accumulated Other Comprehensive Loss
     The following table sets forth the components of accumulated other comprehensive loss:

	October 31,	January 31,
	2009	2009
	(dollars in thousands)
Unrealized loss on investments, net of $65 and $287 income taxes as of October 31, 2009 and January 31, 2009, respectively.	$(108)	$(482)
Unrealized loss on interest rate swap, net of $2,815 and $3,048 income taxes as of October 31, 2009 and January 31, 2009, respectively.	(4,743)	(5,135)
Defined benefit plans, net of $90,891 and $95,740 income taxes as of October 31, 2009 and January 31, 2009, respectively.	(153,113)	(161,281)

Accumulated other comprehensive loss	$(157,964)	$(166,898)

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

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     As of October 31, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s auction rate security (“ARS”), available-for-sale investment securities and an interest rate swap.
     The Company’s ARS of $9.4 million has been classified as a Level 3 asset as the Company used unobservable inputs to determine fair value. The type of ARS owned by the Company is backed by student loans, which are 97% guaranteed under the Federal Family Education Loan Program, and carries the highest credit ratings of AAA. Historically, the fair value of the Company’s ARS holdings approximated par value due to the frequent auction periods, which provided liquidity to these investments. During the second quarter of fiscal year 2010, the Company redeemed $0.9 million of its ARS investment at par. The Level 3 determination was used as a result of the lack of frequent trading in these securities. The ARS fair value determination used an income-approach considering factors that reflect assumptions market participants would use in pricing, including: the collateralization underlying the investment; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market. The Company has no reason to believe that the underlying issuer of the ARS is presently at risk or that the underlying credit quality of the assets backing the ARS investment has been impacted by the reduced liquidity of this investment.
     The Company’s available-for-sale investment securities’ unrealized holding gains and losses are included in other comprehensive income. The fair value of available-for-sale securities is based on quoted market prices. On October 31, 2009, the Company’s available-for-sale investment securities with an unrealized loss position were, in the Company’s belief, primarily due to current economic conditions and the Company does not believe that these securities are other-than-temporarily impaired.
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
     The Company’s assets and liabilities measured at fair value at October 31, 2009, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	October 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Auction rate security	$9,350	$—	$—	$9,350
Investment securities	1,687	1,687	—	—

Total assets measured at fair value	$11,037	$1,687	$—	$9,350

Interest rate swap liability	$7,557	$—	$7,557	$—

Total liabilities measured at fair value	$7,557	$—	$7,557	$—

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table provides a reconciliation of the beginning and ending balances of the Company’s investment in ARS (Level 3):

Balance as of January 31, 2009	$10,250
Purchases of auction rate securities	—
Total losses realized/unrealized included in earnings	—
Sale of auction rate securities	(900)

Balance as of October 31, 2009	$9,350

     Carrying values approximate fair values for financial instruments that are short-term in nature, such as cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, notes payable and lines of credit. The fair value of the Company’s long-term debt is as follows:

	October 31, 2009
	Carrying	Fair
	Value	Value
	(dollars in thousands)
Long-term debt (excluding capitalized leases)	$667,780	$649,685
     The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The carrying value of the Company’s variable rate long-term debt approximates its fair value.
(6) Asset Impairment and Exit Costs
     During the three months ended October 31, 2009, the Company recorded a $0.2 million reduction to previously estimated severance costs associated with the closing of two stores, partially offset by $0.1 million in severance costs associated with the outsourcing of certain information technology and support functions. During the nine months ended October 31, 2009, the Company recorded $1.0 million in exit costs comprised primarily of severance costs associated with the outsourcing of certain information technology and support functions, as well as the closing of two stores.
     During the three months ended November 1, 2008, the Company recorded $0.7 million in exit costs comprised primarily of severance costs associated with the outsourcing of certain information technology and support functions. During the nine months ended November 1, 2008, the Company recorded $2.1 million in exit costs comprised primarily of severance costs associated with the outsourcing of certain information technology and support functions. In addition, the Company recorded $0.6 million in impairment charges to adjust a retail location’s net book value to fair market value.
(7) Sale of Properties
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
(8) Income Taxes
     During the three months ended October 31, 2009, the effective income tax rate was 48.4% compared to 37.0% for the three months ended November 1, 2008. The rate was higher for the three months ended October 31, 2009 due to a $0.1 million adjustment relating to work opportunity tax credits, which had a large impact on the effective tax rate due to the relatively small amount of pre-tax income for the period.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     During the nine months ended October 31, 2009, the effective income tax rate was 33.5% compared to 44.2% for the nine months ended November 1, 2008. The rate was higher for the nine months ended November 1, 2008 due to the settlement of certain state tax matters included in unrecognized tax benefits, which resulted in a $3.2 million increase to income tax benefit for the nine months ended November 1, 2008.
(9) Pension and Postretirement Benefits
     The Company has a defined benefit pension plan (“Pension Plan”) covering a portion of its employees. The benefits are based on years of service and the employee’s compensation. Effective December 31, 2009, the Pension Plan will be frozen for those remaining participants whose benefits were not previously frozen in fiscal year 2006. This Pension Plan freeze resulted in a one-time curtailment charge of $2.7 million in the third quarter of fiscal year 2010.
     The Company also has a non-qualified defined benefit Supplemental Executive Retirement Plan (“Old SERP”), which provides retirement and death benefits to certain qualified executives and a defined benefit health care plan that provides postretirement medical and life insurance benefits to certain retired full-time employees (“Postretirement Plan”).
     The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	October 31,	November 1,	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008	2009	2008
			(dollars in thousands)
Service cost	$—	$688	$17	$47	$33	$33
Interest cost	6,649	6,139	86	182	406	407
Expected return on plan assets	(5,527)	(5,896)	—	—	—	—
Amortization of transition obligation	—	—	—	—	65	65
Amortization of prior service cost	124	124	—	—	—	—
Amortization of net loss	3,234	2,459	—	54	10	4

Net periodic benefit expense	$4,480	$3,514	$103	$283	$514	$509

	Nine Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	October 31,	November 1,	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008	2009	2008
			(dollars in thousands)
Service cost	$—	$2,407	$95	$142	$99	$100
Interest cost	19,947	18,438	472	546	1,218	1,222
Expected return on plan assets	(16,582)	(17,688)	—	—	—	—
Amortization of transition obligation	—	—	—	—	196	196
Amortization of prior service cost	372	371	—	—	—	—
Amortization of net loss	9,701	7,379	—	163	29	12

Net periodic benefit expense	$13,438	$10,907	$567	$851	$1,542	$1,530

     The Company made a $44.0 million and $20.0 million discretionary contribution to its Pension Plan on September 15, 2009 and September 10, 2008, respectively.
(10) Earnings per Share
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the effect of contingently issuable stock-based compensation awards with performance vesting conditions as being outstanding at the beginning of the period in which all vesting conditions are met. The Company had no dilutive securities for the three and nine months ended October 31, 2009 and November 1, 2008, therefore basic and diluted EPS are the same.

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
     Subsequently, in a separate transaction, the Company accepted for purchase 258,336 shares of Class A common stock for $3.1 million on June 24, 2009 from Mr. H.W. McKay Belk, President and Chief Merchandising Officer. The number of shares purchased from Mr. Belk represents the difference between the number of shares of common stock which the Company offered to purchase in the tender offer that was initiated on April 22, 2009 and the number of shares that were tendered by stockholders and purchased by the Company. The purchase price was the same as the purchase price offered by the Company in the initial tender offer.
(12) Subsequent Events
     The Company has assessed subsequent events through December 7, 2009, the date of issuance of the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned mainline department store business in the United States. As of October 31, 2009, the Company had 306 stores in 16 states, located primarily in the southern United States. The Company generated revenues of $3.5 billion for the fiscal year ended January 31, 2009, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.
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
     The Company’s revenues decreased 1.8% in the third quarter of fiscal year 2010 to $728.0 million and comparable store revenues decreased 2.1%. Comparable store revenue includes stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Operating income increased to $13.8 million in the third quarter of fiscal year 2010 compared to an operating loss of $25.1 million during the same period in fiscal year 2009. Net income increased to $0.4 million or $0.01 per basic and diluted share in the third quarter of fiscal year 2010 compared to a net loss of $23.5 million or $0.48 per basic and diluted share during the same period in fiscal year 2009. The increase in net income was due primarily to an improvement in gross margin as a percent of sales and lower expenses during the third quarter of fiscal year 2010.
     The Company’s revenues decreased 5.8% in the first nine months of fiscal year 2010 to $2,249.1 million. Comparable store sales decreased 6.5%. Operating income increased to $53.9 million in the first nine months of fiscal year 2010 compared to $18.5 million during the same period in fiscal year 2009. Net income increased to $10.4 million or $0.21 per basic and diluted share compared to a net loss of $10.2 million or $0.21 per basic and diluted share during the same period in fiscal year 2009. The increase in net income was due primarily to an improvement in gross margin as a percent of sales and lower expenses for the nine months ended October 31, 2009.
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

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (including occupancy, distribution and buying expenses)	68.2	71.8	69.0	69.7
Selling, general and administrative expenses	29.6	31.8	28.6	29.6
Gain on sale of property and equipment	0.1	0.3	0.1	0.2
Asset impairment and exit costs	—	0.1	—	0.1
Pension curtailment charge	0.4	—	0.1	—
Operating income (loss)	1.9	(3.4)	2.4	0.8
Interest expense, net	1.8	1.6	1.7	1.6
Gain (loss) on investments	—	—	—	0.1
Income (loss) before income taxes	0.1	(5.0)	0.7	(0.8)
Income tax expense (benefit)	0.1	(1.9)	0.2	(0.3)
Net income (loss)	0.1	(3.2)	0.5	(0.4)
Comparable store net revenue decrease	(2.1)	(9.8)	(6.5)	(7.5)
Revenues
     The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes for the periods as reflected in the table below.

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1
Merchandise Areas	2009	2008	2009	2008
Women’s	37%	38%	39%	40%
Cosmetics, Shoes and Accessories	33	31	32	31
Men’s	15	15	15	15
Home	8	9	8	8
Children’s	7	7	6	6

Total	100%	100%	100%	100%

Comparison of the Three and Nine Months Ended October 31, 2009 and November 1, 2008
     Revenues. The Company’s revenues for the three months ended October 31, 2009 decreased 1.8%, or $13.4 million, to $728.0 million from $741.4 million during the same period in fiscal year 2009. The decrease is primarily attributable to a 2.1% decrease in revenues from comparable stores as a result of a continued weak sales environment and a $2.8 million decrease in revenues due to closed stores, partially offset by an increase in revenues from new stores of $4.8 million.

     The Company’s revenues for the nine months ended October 31, 2009 decreased 5.8%, or $138.9 million, to $2,249.1 million from $2,388.0 million over the same period in fiscal year 2009. The decrease is primarily attributable to a 6.5% decrease in revenues from comparable stores as a result of a continued weak sales environment and an $8.1 million decrease in revenues due to closed stores, partially offset by an increase in revenues from new stores of $21.6 million.
     Cost of goods sold. Cost of goods sold was $496.5 million, or 68.2% of revenues, for the three months ended October 31, 2009 compared to $532.6 million, or 71.8% of revenues, for the same period in fiscal year 2009. The decrease in cost of goods sold for the three months ended October 31, 2009 was due primarily to reduced markdown activity as well as the decline in revenues.
     Cost of goods sold was $1,550.9 million, or 69.0% of revenues, for the nine months ended October 31, 2009 compared to $1,664.5 million, or 69.7% of revenues, for the same period in fiscal year 2009. The decrease in cost of goods sold for the nine months ended October 31, 2009 is primarily due to the revenue decline. The decrease as a percentage of revenues is primarily attributable to reduced markdown activity, offset by a 0.23% increase due to occupancy costs, which are largely fixed costs, coupled with declining revenues.
     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $215.8 million, or 29.6% of revenues for the three months ended October 31, 2009, compared to $235.4 million, or 31.8% of revenues for the same period in fiscal year 2009. The decrease in SG&A expenses was primarily due to reductions in selling payroll, benefits and advertising expenses totaling $14.2 million in response to the declining sales environment.
     SG&A expenses were $642.2 million, or 28.6% of revenues for the nine months ended October 31, 2009, compared to $706.5 million, or 29.6% of revenues, for the same period in fiscal year 2009. The decrease in SG&A expenses was primarily due to reductions in selling and support related payroll, benefits and advertising expenses totaling $53.2 million in response to the declining sales environment. The effect of the decrease in payroll and benefits as a percentage of revenues was partially offset by the decrease in revenues for fiscal year 2010.
     Asset impairment and exit costs. During the three months ended October 31, 2009, the Company recorded a $0.2 million reduction to previously estimated severance costs associated with the closing of two stores, partially offset by $0.1 million in severance costs associated with the outsourcing of certain information technology and support functions. During the nine months ended October 31, 2009, the Company recorded $1.0 million in exit costs comprised primarily of severance costs associated with the outsourcing of certain information technology and support functions, as well as the closing of two stores.
     During the three months ended November 1, 2008, the Company recorded $0.7 million in exit costs comprised primarily of severance costs associated with the outsourcing of certain information technology and support functions. During the nine months ended November 1, 2008, the Company recorded $2.1 million in exit costs comprised primarily of severance costs associated with the outsourcing of certain information technology and support functions. In addition, the Company recorded $0.6 million in impairment charges to adjust a retail location’s net book value to fair market value.
     Pension curtailment charge. A one-time pension curtailment charge of $2.7 million for the three and nine months ended October 31, 2009 resulted from the decision to freeze the Company’s defined benefit plan, effective December 31, 2009, for those remaining participants whose benefits were not previously frozen in fiscal year 2006.
     Gain on investments. The gain on investments of $1.6 million for the nine months ended November 1, 2008 was primarily due to a gain on the Company’s undesignated interest rate swap, offset by an other-than-temporary impairment of an available-for-sale equity security of $0.6 million.
     Income tax expense. During the three months ended October 31, 2009, the effective income tax rate was 48.4% compared to 37.0% for the three months ended November 1, 2008. The rate was higher for the three months ended October 31, 2009 due to a $0.1 million adjustment relating to work opportunity tax credits, which had a large impact on the effective tax rate due to the relatively small amount of pre-tax income for the period.

     During the nine months ended October 31, 2009, the effective income tax rate was 33.5% compared to 44.2% for the nine months ended November 1, 2008. The rate was higher for the nine months ended November 1, 2008 due to the settlement of certain state tax matters included in unrecognized tax benefits, which resulted in a $3.2 million increase to income tax benefit for the nine months ended November 1, 2008.
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
     The credit facility allows for up to $200.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at October 31, 2009 using LIBOR plus 200 basis points. The credit facility contains restrictive financial covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, divided by pre-tax income plus net interest expense and non-cash charges, such as depreciation, amortization, and impairment charges. At October 31, 2009, the maximum leverage allowed under the credit facility was 4.25, and the calculated leverage ratio was 3.26. The Company was in compliance with all covenants as of October 31, 2009 and expects to remain in compliance with all debt covenants for the next twelve months. As of October 31, 2009, the Company had $36.2 million of standby letters of credit and a $325.0 million term loan outstanding under the credit facility.
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
     The Company utilizes derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on variable rate debt. The difference between the fixed rate leg and the variable rate leg of the swap, to be paid or received, is accrued and recognized as an adjustment to interest expense. Additionally, the change in the fair value of a swap designated as a cash flow hedge is marked to market through accumulated other comprehensive income (loss). Any swap that is not designated as a hedging instrument is marked to market through gain (loss) on investments.
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
     Net cash provided by operating activities was $154.0 million for the nine months ended October 31, 2009 compared to $72.5 million for the same period in fiscal year 2009. The increase in cash flows from operating activities for the nine months ended October 31, 2009 was principally due to an increase in net income for the current fiscal year, a reduction in inventory in response to the declining sales environment, and a decrease in income taxes paid in fiscal year 2010 primarily as a result of the fiscal year 2009 net loss, partially offset by a $24.0 million increase in the Company’s defined benefit plan contribution.
     Net cash used by investing activities was $35.6 million for the nine months ended October 31, 2009 compared to $104.0 million for the same period in fiscal year 2009. The decrease in cash used by investing activities primarily resulted from reduced purchases of property and equipment of $76.2 million.
     Net cash used by financing activities was $19.3 million for the nine months ended October 31, 2009 compared to $46.2 million for the same period in fiscal year 2009. The decrease in cash used by financing activities primarily relates to dividends paid in the first quarter of fiscal year 2010 of $9.8 million compared to $19.8 million in the same period in fiscal year 2009, and repurchase and retirement of common stock of $6.0 million in the second quarter of fiscal year 2010 compared to $22.3 million in the same period in fiscal year 2009.
     Management believes that cash flows from operations and existing availability under the current credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension funding and debt service requirements for the next twelve months and the foreseeable future. The Company was focused on managing inventories, capital expenditures and expenses in the third quarter of fiscal year 2010, which resulted in an increase in cash and cash equivalents of $250.0 million compared to the third quarter of fiscal year 2009.
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
Recently Issued Accounting Standards
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162” (“ASC 105-10”). ASC 105-10 modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. ASC 105-10 became effective for the third quarter of fiscal year 2010. All other accounting standard references have been updated in this report with ASC references.

     In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.” The updated guidance clarifies that the fair value of a liability can be measured in relation to the counterparty’s asset when traded in an active market, without adjusting the price for restrictions that prevent the sale of the liability. ASU 2009-05 will be effective for the fourth quarter of fiscal year 2010. The Company does not expect that the adoption of ASU 2009-05 will change its valuation techniques for measuring liabilities at fair value.
     For fiscal years ending after December 15, 2009, the “Compensation-Retirement Benefits Topic,” ASC 715-20 will require more detailed disclosures regarding the assets of a defined benefit pension or other postretirement plan. The Company will adopt the additional disclosure requirements of ASC 715-20 as of January 30, 2010.
     Effective for the second quarter of fiscal year 2010, the “Subsequent Events Topic,” ASC 855-10-50-1, required disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. Refer to the notes to the unaudited condensed consolidated financial statements for the disclosure required under ASC 855-10-50-1.
     Effective for the second quarter of fiscal year 2010, the “Financial Instruments Topic,” ASC 825-10 required disclosure regarding the fair value of financial instruments of publicly traded companies for interim reporting periods as well as annual reporting periods. Refer to the notes to the unaudited condensed consolidated financial statements for the disclosures required under ASC 825-10.
     Effective for the second quarter of fiscal year 2010, the “Investments-Debt and Equity Securities Topic,” ASC 320-10 amended the presentation and disclosure requirements for other-than-temporary impairment on debt and equity securities in the financial statements. Refer to the notes to the unaudited condensed consolidated financial statements for the disclosures required under ASC 320-10.
     Effective for the second quarter of fiscal year 2010, the “Fair Value Measurements and Disclosures Topic,” ASC 820-10-65-4, provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. Refer to the notes to the unaudited condensed consolidated financial statements for the disclosures required under ASC 820-10-65-4.
     Effective for the first quarter of fiscal year 2010, the “Fair Value Measurements and Disclosures Topic,” ASC 820-10-65-1, established a single definition of fair value and a framework for measuring fair value in GAAP for nonfinancial assets and liabilities to increase consistency and comparability in fair value measurements. The Company’s adoption of the requirements under ASC 820-10-65-1 did not require other additional disclosure during the first quarter of fiscal year 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the nine months ended October 31, 2009 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

BELK, INC.
Dated: December 7, 2009	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley
Brian T. Marley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)