Form 10-K
period 2010-01-30
BELK INC
filed 2010-04-14
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) as of August 1, 2009 (based on the price at which the common equity was last sold on August 10, 2009, the date closest to the last business day of the Company’s most recently completed second fiscal quarter) was $142,862,916. 48,297,326 shares of common stock were outstanding as of April 1, 2010, comprised of 46,905,134 shares of the Registrant’s Class A Common Stock, par value $0.01, and 1,392,192 shares of the Registrant’s Class B Common Stock, par value $0.01.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2010 are incorporated herein by reference in Part III.

BELK, INC

i

PART I

Item 1.	Business

General

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned mainline department store business in the United States, with 305 stores in 16 states, primarily in the southern United States. The Company generated revenues of $3.3 billion for the fiscal year ended January 30, 2010, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.

The Company’s fiscal year ends on the Saturday closest to each January 31. All references to fiscal years are as follows:

Fiscal Year	Ended	Weeks

2011	January 29, 2011	52
2010	January 30, 2010	52
2009	January 31, 2009	52
2008	February 2, 2008	52
2007	February 3, 2007	53

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

Although the Company operates 96 stores that exceed 100,000 square feet in size, the majority of Belk stores range in size from 60,000 to 100,000 square feet. Most of the Belk stores are anchor tenants in major regional malls or in open-air shopping centers in medium and smaller markets. In the aggregate, the Belk stores occupy approximately 23.4 million square feet of selling space.

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

Belk Stores Services, Inc., a subsidiary of Belk, Inc., and its subsidiary Belk Administration Company, along with Belk International, Inc., a subsidiary of Belk, Inc., and its subsidiary, Belk Merchandising Company, LLC (collectively “BSS”), coordinate the operations of Belk stores on a company-wide basis. BSS provides a wide range of services to the Belk division offices and stores, such as merchandising, merchandise planning and allocation, advertising and sales promotion, information systems, human resources, public relations, accounting, real estate and store planning, credit, legal, tax, distribution and purchasing.

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

The Company’s marketing and sales promotion strategy seeks to attract customers to shop at Belk by keeping them informed of the latest fashion trends, merchandise offerings, and sales promotions through a combination of advertising media, including direct mail, circulars, broadcast, Internet and in-store special events. Belk uses its proprietary database to communicate directly to key customer constituencies with special offers designed to appeal to these specific audiences. The sales promotions are designed to promote attractive merchandise brands and styles at compelling price values with adequate inventories planned and allocated to ensure that stores will be in stock on featured merchandise.

Belk strives to attract and retain talented, well-qualified associates who provide a high level of friendly, personal service to enhance the customer’s shopping experience. Belk associates are trained to be knowledgeable about the merchandise they sell, approach customers promptly, help when needed, and provide quick checkout. The Company desires to be an inclusive Company that embraces diversity among its associates, customers, and vendors. Its ongoing diversity program includes a number of company-wide initiatives aimed at increasing the diversity of its management and associate teams, increasing its spend with diverse vendors, creating awareness of diversity issues, and demonstrating the Company’s respect for, and responsiveness to, the rapidly changing cultural and ethnic diversity in Belk markets.

Belk also makes investments each year in information technology and process improvement in order to build and strengthen its business infrastructure. Its various information systems and Six Sigma process improvement initiatives are designed to improve the overall efficiency and effectiveness of the organization in order to improve operating performance and financial results.

Growth Strategy

In recent years, the Company has taken advantage of prudent opportunities to expand its store base by opening and expanding stores in new and existing markets in order to increase sales, market share and customer loyalty. In response to recent economic conditions and the significant decline in the number of new retail centers being developed, the Company has scaled back its store growth plans but will continue to explore strategic opportunities to open and expand stores where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. The Company will also consider closing stores in markets where more attractive locations become available or where the Company does not believe there is potential for long term growth and success. In addition, the Company periodically reviews and adjusts its space requirements to create greater operating efficiencies and convenience for the customer.

The Company opened three new stores during fiscal year 2010 with a combined selling space of approximately 243,000 square feet and completed expansions of three existing stores. New stores and store expansions completed in fiscal year 2010 include:

New Stores

	Size (Selling	Opening	New or Existing
Location	Sq. Ft.)	Date	Market

Newnan, GA (The Forum Ashley Park)	109,369	3/11/09	Existing
Winder, GA (Barrow Crossing)	66,901	3/11/09	New
Richmond, KY (Richmond Centre)	66,957	3/11/09	New

Store Expansions

	Expanded Size	Completion
Location	(Selling Sq. Ft)	Date

Knoxville, TN (Turkey Creek)	92,412	5/6/09
Ashland, KY (Ashland Town Center)	83,467	6/3/09
Hilton Head Island, SC (Shelter Cove)	88,818	10/14/09

In fiscal year 2011, the Company plans to open one new store that will have selling space of approximately 68,000 square feet. It also expects to complete major remodels of three existing stores. The Company has increased the amount of its anticipated capital expenditures for fiscal year 2011 primarily due to expansions and remodels, and other capital needs.

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

Belk stores offer complete assortments of many national brands. The Company has enjoyed excellent long-term relationships with many top apparel and cosmetics suppliers and is often the sole distributor of desirable apparel, accessories and cosmetic lines in its markets. Belk stores also offer exclusive private brands in selected merchandise categories that are designed and manufactured to provide compelling fashion assortments that meet customers’ needs and set Belk apart from competitors through their styling, quality and price. The Company’s private brands include Kim Rogers, Choices, ND — New Directions, Madison, Be Inspired, Sophie Max, Belk Silverworks, Saddlebred, Pro Tour, Red Camel, J. Khaki, Nursery Rhyme, Biltmore For Your Home, Mary Jane’s Farm, Home Accents, Lorena Garcia and Cook’s Tools.

In the fourth quarter of fiscal year 2010, Belk began a strategic initiative to strengthen its merchandising and planning organization. The Company plans to invest in additional staffing and enhanced merchandise information systems in order to improve buying and planning processes. The initiative seeks to enable Belk to better meet customers’ shopping needs by effectively tailoring merchandise assortments by market area. The Company will begin piloting the initiative in fiscal year 2011, with completion anticipated in fiscal year 2012.

In fiscal year 2007, the Company established its own fine jewelry business, with buying and administrative offices at the corporate office in Charlotte and a state of the art repair and distribution center located in Ridgeland, Mississippi. The shops replaced the Company’s former leased fine jewelry operations and offered expanded assortments of high quality diamond jewelry, rubies, emeralds and other fine gemstones, and top brands of fine watches and jewelry. As of the end of fiscal year 2010, the Company was operating 154 fine jewelry shops in its stores under the new “Belk and Co. Fine Jewelers” name.

Marketing and eCommerce

The Company employs strategic marketing initiatives to develop and enhance the equity of the Belk brand and to create and strengthen “one-to-one” relationships with customers. The Company’s marketing strategy involves a combination of mass media print and broadcast advertising, direct marketing, Internet marketing, comprehensive store visual merchandising and signing and in-store special events, such as trunk shows, celebrity and designer appearances, Charity Sale, Educator Appreciation Day, Healthcare Appreciation Day and Senior Day.

During the third quarter of fiscal year 2009, the Company launched a redesigned and expanded belk.com website and began operating a 142,000 square foot eCommerce fulfillment center in Pineville, NC to process handling and shipping of online orders. The website features a wide assortment of fashion apparel, accessories and shoes, plus a large selection of cosmetics, home and gift merchandise. Many leading national brands are offered at belk.com along with the Company’s exclusive private brands. The website also includes expanded information about the Company, including history, career opportunities, community involvement, diversity initiatives, a Company newsroom, its Securities and Exchange Commission (“SEC”) filings, and more.

Gift Cards

The Company’s gift card program provides a convenient option for customer gift-giving and enables stores to issue electronic credits to customers in lieu of cash refunds for merchandise returned without sales receipts. Several types of gift cards are available, each featuring a distinctive design and appeal. During fiscal year 2010, the Company continued to expand its efforts to offer Belk gift cards for sale outside of Belk stores mainly in select grocery store outlets through partnerships with regional and national grocery store chains.

Salons and Spas

As of the end of fiscal year 2010, the Company owned and operated 23 hair styling salons in various store locations, 17 of which also offer spa services. The hair salons offer the latest hair styling services as well as wide assortments of top brand name beauty products, including Aveda, Bumble and Bumble and Redken. The spas offer massage therapy, full skincare, nail and pedicure services and other specialized body treatments. Eight of the salons and spas operate under the name “Carmen! Carmen! Prestige Salon and Spa at Belk,” two under the name “Richard Joseph Studio Salon/Spa at Belk,” and the balance under the name “Belk Salon and Spa.”

Belk Gift Registry

The Company’s gift registry offers a wide assortment of bridal merchandise that can be registered for and purchased online at belk.com or in local Belk stores and shipped directly to the customer or gift recipient. The gift registry is a fully integrated system that combines the best of Internet technology and in-store shopping. Brides and engaged couples can conveniently create their gift registry and make selections through the belk.com website, or they can go to a Belk store where a certified professional bridal consultant can provide assistance using the store’s online gift registry kiosk. In the Belk stores that have kiosks, brides and engaged couples can use a portable scanning device, which enables them to quickly and easily enter information on their gift selections directly into the registry system.

Belk Proprietary Charge Programs

In fiscal year 2010, Belk and GE Money Bank (“GE”), an affiliate of GE Consumer Finance, continued to plan and execute enhanced marketing programs designed to recognize and reward Belk card customers, attract profitable new customers and increase sales from existing card customers. The Company’s customer loyalty program (“Belk Rewards”) issues certificates for discounts on future purchases to Belk card customers based on their spending levels. The rewards program is cumulative, issuing a $10 certificate for every 400 points earned in a calendar year. Belk card customers whose purchases total $600 or more in a calendar year qualify for a Belk Premier card that entitles them to unlimited free gift wrapping and basic alterations, an interest-free 0% Premier Plan account and notifications of special savings and sales events. Customers who spend more than $2,500 annually at Belk qualify for a Belk Elite Card that offers additional benefits, including a specially designed black Elite credit card, triple points events, a 20% off birthday shopping pass, points that never expire, quarterly Pick Your Own Sale Days and free shipping coupons.

Systems and Technology

The Company continued to invest in technology and information systems during fiscal year 2010 to support sales and merchandising initiatives, reduce costs, improve core business processes and support its overall business strategy. Key systems initiatives included enhancements to the belk.com website and its customer fulfillment center, implementation of price optimization and product life cycle management software, supply chain enhancements and the outsourcing of application maintenance, support and development functions. Belk continues to invest in its information systems and new technology in order to expand its Internet business and provide improved decision making tools that enable management to react quickly to changing sales trends, improve merchandise mix, distribute merchandise based on individual market needs and manage inventory levels based on customer demand.

Inventory Management and Logistics

The Company operates four distribution facilities that receive and process merchandise for delivery to Belk stores and belk.com customers. A 371,000 square foot distribution center in Blythewood, SC services the stores located in the northern and eastern areas of the Company’s footprint, a 174,000 square foot distribution center at the Greater Jackson Industrial Park in Byram, MS services the central and western areas and an 8,300 square foot distribution center in Ridgeland, MS services the Company’s fine jewelry operations. During fiscal year 2009, the Company opened a 142,000 square foot direct-to-consumer eCommerce fulfillment center in Pineville, NC to process orders from its belk.com website. The Company’s “store ready” merchandise receiving processes enable stores to receive and process merchandise shipments and move goods to the sales floor quickly and efficiently. Additionally, the Company continued the implementation of “eco-friendly” initiatives aimed at fulfilling the Company’s commitment to be a good steward of the environment by eliminating waste, conserving energy, using resources more responsibly and embracing and promoting sustainable practices.

Non-Retail Businesses

Several of the Company’s subsidiaries engage in businesses that indirectly or directly support the operations of the retail department stores. The non-retail businesses include United Electronic Services (“UES”), a division of the Company, which provides equipment maintenance services to Belk stores and third parties.

Industry and Competition

The Company operates department stores in the highly competitive retail industry. Management believes that the principal competitive factors for retail department store operations include merchandise selection, quality, value, customer service and convenience. The Company believes its stores are strong competitors in all of these areas. The Company’s primary competitors are traditional department stores, mass merchandisers, national apparel chains, individual specialty apparel stores and direct merchant firms, including J.C. Penney Company, Inc., Dillard’s, Inc., Kohl’s Corporation, Macy’s, Inc., Sears Holding Corporation, Target Corporation and Wal-Mart Stores, Inc.

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

Associates

As of the end of fiscal year 2010, the Company had approximately 23,880 full-time and part-time associates. Because of the seasonal nature of the retail business, the number of associates fluctuates from time to time and is highest during the holiday shopping period in November and December. The Company as a whole considers its relations with associates to be good. None of the associates of the Company are represented by unions or subject to collective bargaining agreements.

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

Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet, general economic conditions, our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute growth strategies, anticipated benefits from our strategic initiative to strengthen our merchandising and planning organizations, anticipated benefits from the redesign of our belk.com website and our eCommerce fulfillment center, the expected benefit of new systems and technology, anticipated benefits from our acquisitions and the anticipated benefit under our Program Agreement with GE. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements.

We believe that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. Any such forward-looking statements are qualified by the following important risk factors and other risks which may be disclosed from time to time in our filings that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them.

General Economic, Political and Business Conditions

General economic, political and business conditions, nationally and in our market areas, are beyond our control. These factors influence our forecasts and impact actual performance. Factors include rates of economic growth, interest rates, inflation or deflation, consumer credit availability, levels of consumer debt and bankruptcies, tax rates and policy, unemployment trends, potential acts of terrorism and threats of such acts and other matters that influence consumer confidence and spending. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The downturn in the economy during fiscal years 2009 and 2010 has affected, and will continue to affect for an undetermined period of time, consumer purchases of our merchandise. The precise future impact and duration of the downturn is uncertain, but it could continue to adversely impact our results of operations and continued growth.

Debt Covenants

Our failure to comply with debt covenants could adversely affect capital resources, financial condition and liquidity. Our debt agreements contain certain restrictive financial covenants, which include a leverage ratio, consolidated debt to consolidated capitalization ratio and a fixed charge coverage ratio. As of January 30, 2010, we were in compliance with our debt covenants. Continued worsening of the economy could further reduce consumer purchases of our merchandise and adversely impact our results of operations and continued growth. If we fail to comply with our debt covenants as a result of one or more of the factors listed above, we could be forced to settle outstanding debt obligations, negatively impacting cash flows. Our ability to obtain future financing could also be negatively impacted.

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

Merchandise Sourcing

Our merchandise is sourced from a wide variety of domestic and international vendors. Our ability to find qualified vendors, including the vendor’s ability to secure adequate financing and obtain access to products in a timely and efficient manner, could be a significant challenge, especially with respect to goods sourced outside the United States. Political or financial instability, trade restrictions, tariffs, transport capacity, costs and other factors relating to foreign trade are beyond our control, and we may experience supply problems or untimely delivery of merchandise as a result. If we are not able to source merchandise at an acceptable price and in a timely manner, it could impact our results.

Credit Card Operations

In fiscal year 2006, we sold our proprietary credit card business to, and entered into a 10-year strategic alliance with GE to operate our private label credit card business. Sales of merchandise and services are facilitated by these credit card operations. We receive income from GE relating to the credit card operations based on a variety of variables, but primarily from the amount of purchases made through the proprietary credit cards. The income we receive from this alliance and the timing of receipt of payments will vary based on changes in customers’ credit card use, and GE’s ability to extend credit to our customers, all of which can vary based on changes in federal and state banking and consumer protection laws and from a variety of economic, legal, social, and other factors that we cannot control.

Inventory Levels

We purchase inventory at levels that match anticipated sales. If we do not correctly anticipate the levels and our inventories become too large, we may have to take markdowns and decrease the sales price of significant amounts of inventory, which could reduce our revenues and profitability.

Expense Management

Our performance depends on appropriate management of our expense structure, including our selling, general and administrative costs. If we fail to meet our anticipated cost structure based on our anticipated sales level or to appropriately reduce expenses during a weak sales environment, our results of operations could be adversely affected.

Store Growth

Our ability to identify strategic opportunities to open new stores, or to remodel or expand existing stores, will depend in part upon general economic conditions and the availability of existing retail stores or store sites on acceptable terms. It will also depend on our ability to successfully execute our retailing concept in new markets and geographic regions. Increases in real estate, construction and development costs, consolidation or viability of prospective developers and the availability of financing to potential developers could limit our growth opportunities. If consumers are not receptive to us in new markets or regions, our financial performance could be adversely affected. In addition, we will need to identify, hire and retain a sufficient number of qualified personnel to work in our new stores.

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

eCommerce

In fiscal year 2009, we launched a substantially updated and redesigned website that enhanced customers’ online shopping capabilities, offered expanded merchandise assortments and enabled customers to access a broader range of our information online, including current sales promotions, special events and corporate information. We also began operating a new fulfillment facility to process and ship merchandise purchased through our website. If we do not successfully meet the systems challenges of operating the website consistently and of efficiently operating the fulfillment center, our financial performance could be adversely affected. In addition, if customers are not receptive to our eCommerce offerings, revenues and profitability could be adversely impacted.

Integrating and Operating Acquired Stores

In fiscal year 2006, we acquired Proffitt’s and McRae’s stores from Saks Incorporated and in fiscal year 2007, we acquired Parisian stores from Saks Incorporated. In fiscal year 2007, we also acquired assets of Migerobe, Inc. and in fiscal year 2008, took over the operation of formerly leased fine jewelry operations in a number of our stores. We may make further acquisitions in the future. In order to realize the planned efficiencies from our acquisitions, we must effectively integrate and operate these stores and departments. Our operating challenges and management responsibilities increase as we grow. To successfully integrate and operate acquired businesses, we face a number of challenges, including entering markets in which we have no direct prior experience; maintaining uniform standards, controls, procedures and policies in the newly-acquired stores and departments; extending technologies and personnel; and effectively supplying the newly-acquired stores and departments.

Outsourcing Certain Business Support Relationships

Some business support processes are outsourced to third parties. We make a diligent effort to ensure that all providers of outsourced services are observing proper internal control practices, including secure data transfers between us and the third-party vendor; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.

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

Store Locations

As of the end of fiscal year 2010, the Company operated a total of 305 retail stores, with approximately 23.4 million selling square feet, in the following 16 states:

Alabama — 22	Louisiana — 4	Oklahoma — 3
Arkansas — 7	Maryland — 2	South Carolina — 37
Florida — 30	Mississippi — 16	Tennessee — 23
Georgia — 47	Missouri — 1	Texas — 13
Kentucky — 6	North Carolina — 70	Virginia — 20
West Virginia — 4

Belk stores are located in regional malls (158), strip shopping centers (93), “power” centers (27) and “lifestyle” centers (23). Additionally, there are four freestanding stores. Approximately 80% of the gross square footage of the typical Belk store is devoted to selling space to ensure maximum operating efficiencies. New and renovated stores feature the latest in retail design, including updated exteriors and interiors. The interiors are designed to create an exciting, comfortable and convenient shopping environment for customers. They include the latest lighting and merchandise fixtures, as well as quality decorative floor and wall coverings and other special decor. The store layout is designed for ease of shopping, and store signage is used to help customers identify and locate merchandise.

As of the end of fiscal year 2010, the Company owned 77 store buildings, leased 169 store buildings under operating leases and owned 75 store buildings under ground leases. The typical operating lease has an initial term of between 15 and 20 years, with four renewal periods of five years each, exercisable at the Company’s option. The typical ground lease has an initial term of 20 years, with a minimum of four renewal periods of five years each, exercisable at the Company’s option.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In fiscal year 2010, there was no established public trading market for either the Belk Class A Common Stock, par value $.01 per share (the “Class A Common Stock”) or the Belk Class B Common Stock, par value $.01 per share (the “Class B Common Stock”). There were limited and sporadic quotations of bid and ask prices for the Class A Common Stock and the Class B Common Stock in the Pink Sheets and on the Over the Counter Bulletin Board under the symbols “BLKIA” and “BLKIB,” respectively. As of January 30, 2010, there were approximately 599 holders of record of the Class A Common Stock and 363 holders of record of the Class B Common Stock.

On April 1, 2010, the Company declared a regular dividend of $0.40 and a special one-time additional dividend of $0.40 on each share of the Class A and Class B Common Stock outstanding on that date. On April 1, 2009 and April 2, 2008, the Company declared a regular dividend of $0.20 and $0.40, respectively, on each share of the Class A and Class B Common Stock outstanding on those dates. The amount of dividends paid out with respect to fiscal year 2011 and each subsequent year will be determined at the sole discretion of the Board of Directors based upon the Company’s results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. For a discussion of the Company’s debt facilities and their restrictions on dividend payments, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There were no purchases of issuer equity securities during the fourth quarter of fiscal year 2010.

Item 6.	Selected Financial Data

The following selected financial data are derived from the consolidated financial statements of the Company.

	Fiscal Year Ended
	January 30,	January 31,	February 2,	February 3,	January 28,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share amounts)

SELECTED STATEMENT OF INCOME DATA:
Revenues	$3,346,252	$3,499,423	$3,824,803	$3,684,769	$2,968,777
Cost of goods sold	2,271,925	2,430,332	2,636,888	2,451,171	1,977,385
Goodwill impairment	—	326,649	—	—	—
Depreciation and amortization expense	158,388	165,267	159,945	142,618	113,945
Operating income (loss)	147,441	(232,643)	198,117	323,719	258,501
Income (loss) before income taxes	97,190	(283,281)	138,644	279,050	213,555
Net income (loss)	67,136	(212,965)	95,740	181,850	136,903
Basic and diluted net income (loss) per share	1.39	(4.35)	1.92	3.59	2.65
Cash dividends per share	0.200	0.400	0.400	0.350	0.315
SELECTED BALANCE SHEET DATA:
Accounts receivable, net(1)	22,427	34,043	65,987	61,434	43,867
Merchandise inventory	775,342	828,497	932,777	931,870	703,609
Working capital	986,234	808,031	750,547	679,822	649,711
Total assets	2,582,575	2,503,588	2,851,315	2,845,524	2,437,171
Long-term debt and capital lease obligations	688,856	693,190	722,141	734,342	590,901
Stockholders’ equity	1,094,295	1,032,027	1,388,726	1,326,022	1,194,827
SELECTED OPERATING DATA:
Number of stores at end of period	305	307	303	315	276
Comparable store net revenue increase (decrease) (on a 52 versus 52 week basis)	(4.6)%	(8.7)%	(1.1)%	4.5%	1.2%

(1)	The Company previously presented amounts due from vendors on a gross basis due to systems constraints and the lack of available information in fiscal year 2009 and prior. In the current year, the Company has presented amounts due from vendors on a net basis, and revised amounts presented in the fiscal year 2009 balance sheet for comparability purposes. This transaction caused a reduction in accounts receivable for fiscal years 2010 and 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned mainline department store business in the United States, with 305 stores in 16 states, primarily in the southern United States. The Company generated revenues of $3.3 billion for the fiscal year ended January 30, 2010, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.

The Company’s fiscal year ends on the Saturday closest to each January 31. All references to fiscal years are as follows:

Fiscal Year	Ended	Weeks

2011	January 29, 2011	52
2010	January 30, 2010	52
2009	January 31, 2009	52
2008	February 2, 2008	52
2007	February 3, 2007	53

The Company’s total revenues decreased 4.4% in fiscal year 2010 to $3.3 billion. Comparable store sales decreased 4.6% as a result of a significant decline in consumer spending during the first half of fiscal year 2010 that was partially offset by improved sales trends in the second half of fiscal year 2010. Comparable store revenue includes stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year, but excludes closed stores. Net income was $67.1 million or $1.39 per basic and diluted share in fiscal year 2010 compared to a net loss of $213.0 million or $4.35 per basic and diluted share in fiscal year 2009. The increase in net income (loss) reflects the after-tax impact of a goodwill impairment charge taken in the previous fiscal year, plus corporate initiatives that produced improved merchandise margins and reduced expenses. The Company recorded a non-cash goodwill impairment charge of $326.6 million in the fourth quarter of fiscal year 2009 as a result of the decline in the fair value of the goodwill as determined in the Company’s annual goodwill impairment test. As a result of this goodwill impairment charge, the Company had an operating loss of $232.6 million in fiscal year 2009 compared to operating income of $147.4 million in fiscal year 2010.

As of the end of fiscal year 2010, the Company operated 305 retail department stores in 16 states, primarily in the southern United States. Belk stores seek to provide customers the convenience of one-stop shopping, with an appealing merchandise mix and extensive offerings of brands, styles, assortments and sizes. Belk stores sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, fine jewelry, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.

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

The Company operates retail department stores in the highly competitive retail industry. Management believes that the principal competitive factors for retail department store operations include merchandise selection, quality, value, customer service and convenience. The Company believes its stores are strong competitors in all of these areas. The Company’s primary competitors are traditional department stores, mass merchandisers, national apparel chains, individual specialty apparel stores and direct merchant firms, including J.C. Penney Company, Inc., Dillard’s, Inc., Kohl’s Corporation, Macy’s, Inc., Sears Holding Corporation, Target Corporation and Wal-Mart Stores, Inc.

In recent years, the Company has taken advantage of prudent opportunities to expand its store base by opening and expanding stores in new and existing markets in order to increase sales, market share and customer loyalty. In response to recent economic conditions and the significant decline in the number of new retail centers being developed, the Company has scaled back its store growth plans but will continue to explore strategic opportunities to open and expand stores where the Belk name and reputation are well known and in contiguous markets where Belk can distinguish its stores from the competition. The Company will also consider closing stores in markets where more attractive locations become available or where the Company does not believe there is potential for long term growth and success. In addition, the Company periodically reviews and adjusts its space requirements to create greater operating efficiencies and convenience for the customer. In fiscal year 2010, the Company decreased net store selling square footage by 0.8 million square feet, or 3.3%, primarily due to store closures and space reductions, offset by new stores and expansions. In fiscal year 2011, the Company plans to open one new store that will have selling space of approximately 68,000 square feet, and expects to complete the renovation of three existing stores.

eCommerce

During the third quarter of fiscal year 2009, the Company launched a redesigned and expanded belk.com website and began operating a 142,000 square foot eCommerce fulfillment center in Pineville, NC to process handling and shipping of online orders. The website features a wide assortment of fashion apparel, accessories and shoes, plus a large selection of cosmetics, home and gift merchandise. Many leading national brands are offered at belk.com along with the Company’s exclusive private brands. The website also includes expanded information about the Company, including history, career opportunities, community involvement, diversity initiatives, a Company newsroom, its Securities and Exchange Commission (“SEC”) filings, and more.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s consolidated statements of income and other pertinent financial and operating data.

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	67.9	69.4	68.9
Selling, general and administrative expenses	26.5	27.1	25.7
Goodwill impairment	—	9.3	—
Gain on sale of property and equipment	0.1	0.1	0.1
Other asset impairment and exit costs	1.2	0.9	0.3
Pension curtailment charge	0.1	—	—
Operating income (loss)	4.4	(6.6)	5.2
Interest expense	1.5	1.6	1.7
Interest income	—	0.1	0.2
Income tax expense (benefit)	0.9	(2.0)	1.1
Net income (loss)	2.0	(6.1)	2.5

SELECTED OPERATING DATA:
Selling square footage (in thousands)	23,400	24,203	23,937
Store revenues per selling sq. ft.	$143	$145	$160
Comparable store net revenue increase (decrease) (on a 52 versus 52 week basis)	(4.6)%	(8.7)%	(1.1)%
Number of stores
Opened	3	8	11
Combined Stores	—	—	(4)
Closed	(5)	(4)	(19)
Total — end of period	305	307	303

The Company’s store and eCommerce operations have been aggregated into one operating segment due to their similar economic characteristics, products, production processes, customers and methods of distribution. These operations are expected to continue to have similar characteristics and long-term financial performance in future periods.

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the last three fiscal years. There were no material changes between fiscal years, as reflected in the table below.

	Fiscal Year	Fiscal Year	Fiscal Year
Merchandise Areas	2010	2009	2008

Women’s	36%	37%	37%
Cosmetics, Shoes and Accessories	33%	31%	30%
Men’s	16%	16%	17%
Home	9%	10%	10%
Children’s	6%	6%	6%

Total	100%	100%	100%

Comparison of Fiscal Years Ended January 30, 2010 and January 31, 2009

Revenues.  In fiscal year 2010, the Company’s revenues decreased 4.4%, or $0.2 billion, to $3.3 billion from $3.5 billion in fiscal year 2009. The decrease was primarily attributable to a 4.6% decrease in revenues from comparable stores and a $15.0 million decrease in revenues due to closed stores, partially offset by an increase in revenues from new stores of $24.8 million.

Cost of Goods Sold.  Cost of goods sold was $2.3 billion, or 67.9% of revenues in fiscal year 2010 compared to $2.4 billion, or 69.4% of revenues in fiscal year 2009. The decrease in cost of goods sold of $158.4 million was primarily due to the revenue decline. The decrease as a percentage of revenues was primarily attributable to reduced markdown activity.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses were $886.3 million, or 26.5% of revenues in fiscal year 2010, compared to $947.6 million, or 27.1% of revenues in fiscal year 2009. The decrease in SG&A expenses of $61.3 million was primarily due to reductions in selling and sales support payroll, benefits, and advertising expenses totaling $49.5 million in response to the declining sales environment. The effect of these decreases as a percentage of revenues was partially offset by the de-leveraging experienced as a result of the decline in revenues for fiscal year 2010.

Goodwill impairment.  The Company recorded a goodwill impairment charge of $326.6 million in fiscal year 2009. The Company’s annual goodwill impairment measurement date was its fiscal year end and as a result of the decline in the fair value of the Company’s goodwill, the Company recorded a goodwill impairment charge during the fourth quarter of fiscal year 2009. The Company determined the fair value of goodwill through various valuation techniques including discounted cash flows and market comparisons. The impairment of goodwill was a non-cash impairment charge and did not affect the Company’s compliance with financial covenants under its various debt agreements.

Gain on sale of property and equipment.  Gain on sale of property and equipment was $2.0 million for fiscal year 2010 compared to $4.1 million for fiscal year 2009. The fiscal year 2010 gain was primarily due to the $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC, offset by a $0.6 million loss on the abandonment of property and equipment. The fiscal year 2009 gain was primarily due to a $1.3 million gain on the sale of the Parisian headquarters facility and adjacent land parcels and the $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building.

Other Asset Impairment and Exit Costs.  In fiscal year 2010, the Company recorded $38.5 million in impairment charges primarily to adjust eight retail locations’ net book values to fair value, a $1.0 million charge for real estate holding costs and other store closing costs, and $0.4 million in exit costs comprised primarily of severance costs associated with the outsourcing of certain information technology functions. The Company determines fair value of its retail locations primarily based on the present value of future cash flows. In fiscal year 2009, the Company recorded $27.1 million in impairment charges to adjust nine retail locations’ net book values to fair value, $3.5 million in exit costs comprised primarily of severance costs associated with the outsourcing of certain information technology and support functions and corporate realignment of functional areas, and a $1.0 million charge for real estate holding costs and other store closing costs.

Pension curtailment charge.  A one-time pension curtailment charge of $2.7 million in the third quarter of fiscal year 2010 resulted from the decision to freeze the Company’s defined benefit plan, effective December 31, 2009, for those remaining participants whose benefits were not previously frozen in fiscal year 2006.

Interest Expense.  In fiscal year 2010, the Company’s interest expense decreased $4.2 million, or 7.5%, to $51.3 million from $55.5 million for fiscal year 2009. The decrease was primarily due to weighted average interest rates being lower in fiscal year 2010 compared to fiscal year 2009.

Interest Income.  In fiscal year 2010, the Company’s interest income decreased $3.6 million, or 78.0%, to $1.0 million from $4.7 million in fiscal year 2009. The decrease was primarily due to significantly lower market interest rates in fiscal year 2010 as compared to fiscal year 2009.

Income tax expense (benefit).  Income tax expense for fiscal year 2010 was $30.1 million, or 30.9%, compared to income tax benefit of $70.3 million, or 24.8%, for the same period in fiscal year 2009. The effective tax rate was lower for fiscal year 2009 as a result of the impairment of the Company’s $326.6 million goodwill, of which $90.3 million was not deductible for income tax purposes.

Comparison of Fiscal Years Ended January 31, 2009 and February 2, 2008

Revenues.  In fiscal year 2009, the Company’s revenues decreased 8.5%, or $0.3 billion, to $3.5 billion from $3.8 billion in fiscal year 2008. The decrease was primarily attributable to an 8.7% decrease in revenues from comparable stores and a $75.8 million decrease in revenues due to closed stores partially offset by an increase in revenues from new stores of $69.0 million.

Cost of Goods Sold.  Cost of goods sold was $2.4 billion, or 69.4% of revenues in fiscal year 2009 compared to $2.6 billion, or 68.9% of revenues in fiscal year 2008. The increase in cost of goods sold as a percentage of revenues for fiscal year 2009 was due primarily to a 0.45% increase in occupancy costs as a percentage of revenues due to rising rent associated with new stores and real estate taxes on a declining revenue base.

Selling, General and Administrative Expenses.  SG&A expenses were $947.6 million, or 27.1% of revenues in fiscal year 2009, compared to $982.4 million, or 25.7% of revenues in fiscal year 2008. The decrease in SG&A expenses of $34.8 million was due to reductions in selling related payroll expense of $19.8 million in response to the declining sales environment, as well as a decrease in one-time acquisition-related expenses of $15.8 million. The increase in SG&A expenses as a percentage of revenues was primarily due to the 8.5% decline in revenue, which more than offset the improvement resulting from the decrease in the dollar amount of SG&A expenses.

Goodwill impairment.  The Company recorded a goodwill impairment charge of $326.6 million in fiscal year 2009. The Company’s annual goodwill impairment measurement date was its fiscal year end and as a result of the decline in the fair value of the Company’s goodwill, the Company recorded a goodwill impairment charge during the fourth quarter of fiscal year 2009. The Company determines the fair value of goodwill through various valuation techniques including discounted cash flows and market comparisons. The impairment of goodwill was a non-cash impairment charge and did not affect the Company’s compliance with financial covenants under its various debt agreements.

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

Income tax expense (benefit).  Income tax benefit for fiscal year 2009 was $70.3 million, or 24.8%, compared to income tax expense of $42.9 million, or 30.9%, for the same period in fiscal year 2008. The effective tax rate was lower for fiscal year 2009 as a result of the impairment of the Company’s $326.6 million goodwill, of which $90.3 million was not deductible for income tax purposes.

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

The following table illustrates the seasonality of revenues by quarter as a percentage of the full year for the fiscal years indicated.

	2010	2009	2008

First quarter	22.7%	23.4%	23.6%
Second quarter	22.7	23.7	23.0
Third quarter	21.8	21.2	21.1
Fourth quarter	32.8	31.7	32.3

The Company’s quarterly results of operations could also fluctuate significantly as a result of a variety of factors, including the timing of new store openings.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under debt facilities, which consist of a $675.0 million credit facility that matures in October 2011 and $325.0 million in senior notes. On March 30, 2009, the Company amended its $725.0 million credit facility to revise the debt covenants, and reduce available borrowings to $675.0 million, of which a $325.0 million term loan was outstanding at January 30, 2010 and January 31, 2009. Under the amended credit facility, the Company has a $350.0 million revolving line of credit, and allows for up to $200.0 million of outstanding letters of credit. During the fourth quarter of fiscal year 2009, the Company made a $25.0 million discretionary payment on the amount outstanding under the credit facility.

The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at January 30, 2010 using LIBOR plus 200.0 basis points. The weighted average interest rate charged on the credit facility was 2.27% at January 30, 2010. The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt plus rent expense multiplied by a factor of eight, divided by pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. At January 30, 2010, the maximum leverage allowed under the credit facility is 4.25, and the calculated leverage ratio was 3.06. The Company was in compliance with all covenants at the end of fiscal year 2010 and expects to remain in compliance with all debt covenants during fiscal year 2011. The Company elected to amend the financial covenants in the credit facility on March 30, 2009. The result of this amendment was an increase in the maximum leverage ratio from 4.0 to 4.25 as well as an increase in the interest spread from LIBOR plus 112.5 basis points to LIBOR plus 200.0 basis points at March 30, 2009, as well as a reduction in the size of the credit facility to $675.0 million. As of January 30, 2010, the Company had $35.4 million of standby letters of credit and a $325.0 million term loan outstanding under the credit facility. As of January 30, 2010, availability under the credit facility was $314.6 million.

The senior notes are comprised of an $80.0 million floating rate senior note that has a stated variable interest rate based on three-month LIBOR plus 80.0 basis points, or 2.15% at January 30, 2010, that matures in July 2012. This $80.0 million notional amount has an associated interest rate swap with a fixed interest rate of 5.2%. Additionally, a $20.0 million fixed rate senior note that bears interest of 5.05% matures in July 2012, a $100.0 million fixed rate senior note that bears interest of 5.31% matures in July 2015, and a $125.0 million fixed rate senior note that bears interest of 6.2% matures in August 2017. The senior notes have restrictive covenants that are similar to the Company’s credit facility. Additionally, the Company has a $17.8 million, 20-year variable rate, 0.24% at January 30, 2010, state bond facility which matures in October 2025.

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

The Company’s exposure to derivative instruments was limited to one interest rate swap as of January 30, 2010, an $80.0 million notional amount swap, which has a fixed interest rate of 5.2% and expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note. The Company had a $125.0 million notional amount swap, which expired in September 2008, that had previously been designated as a cash flow hedge against variability in future interest payments on a $125.0 million variable rate bond facility. On July 26, 2007, the $125.0 million notional amount swap was de-designated due to the Company’s decision to prepay the underlying debt. This swap was marked to market in gain (loss) on investments through its expiration date.

Management believes that cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension funding and debt service requirements through fiscal year 2011. The Company focused on managing inventories, capital expenditures and expenses in fiscal year 2010, which resulted in an increase in cash and cash equivalents of $325.8 million compared to $73.2 million in fiscal year 2009. The Company plans to continue generating cash flows from operations during fiscal year 2011.

Net cash provided by operating activities was $387.4 million for fiscal year 2010 compared to $265.3 million for fiscal year 2009. The increase in cash provided by operating activities for fiscal year 2010 was principally due to successful inventory and expense control initiatives in fiscal year 2010 and a $39.6 million reduction in income taxes paid in fiscal year 2010 primarily as a result of the fiscal year 2009 net loss, partially offset by a $24.0 million increase in the Company’s defined benefit plan contribution.

Net cash used by investing activities decreased $78.5 million to $41.3 million for fiscal year 2010 from $119.8 million for fiscal year 2009. The decrease in cash used by investing activities was primarily due to an $87.0 million decrease in purchases of property and equipment in fiscal year 2010.

The Company made capital expenditures of $42.3 million during fiscal year 2010, comprised primarily of amounts related to three new stores, expansions, remodels and other capital needs. The Company has increased the amount of its anticipated capital expenditures for fiscal year 2011 primarily due to expansions and remodels, and other capital needs. Management expects to fund fiscal year 2011 capital expenditures with cash flows from operations.

Net cash used by financing activities decreased $52.0 million to $20.3 million for fiscal year 2010 from $72.3 million for fiscal year 2009. The decrease in cash used by financing activities primarily relates to the $10.1 million decrease in dividends paid, a $16.4 million decrease in the repurchase and retirement of common stock, and the $25.0 million discretionary payment on the amount outstanding under the credit facility in fiscal year 2009.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

	Payments Due by Period
		Within
	Total	1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(Dollars in thousands)

Contractual Obligations
Long-Term Debt	$667,780	$—	$425,000	$—	$242,780
Estimated Interest Payments on Debt(a)	132,946	29,496	47,809	27,187	28,454
Capital Lease Obligations	21,076	3,419	6,365	5,782	5,510
Operating Leases(b)	602,160	71,209	128,507	99,564	302,880
Purchase Obligations(c)	176,613	70,366	93,063	13,184	—

Total Contractual Cash Obligations	$1,600,575	$174,490	$700,744	$145,717	$579,624

	Amount of Commitment Expiration per Period
	Total
	Amounts	Within
	Committed	1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(Dollars in thousands)

Other Commercial Commitments
Standby Letters of Credit	$35,376	$18,227	$17,149	$—	$—
Import Letters of Credit	60,113	60,113	—	—	—

Total Commercial Commitments	$95,489	$78,340	$17,149	$—	$—

(a)	Interest rates used to compute estimated interest payments utilize the stated rate for fixed rate debt and projected interest rates for variable rate debt. Projected rates range from 2.25% to 6.5% over the term of the variable rate debt agreements.

(b)	Lease payments consist of base rent only and do not include amounts for percentage rents, real estate taxes, insurance and other expenses related to those locations.

(c)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Agreements that are cancelable without penalty have been excluded. Purchase obligations relate primarily to purchases of property and equipment, information technology contracts, maintenance agreements and advertising contracts.

Obligations under the deferred compensation and postretirement benefit plans are not included in the contractual obligations table. The Company’s deferred compensation and postretirement plans are not funded in advance. Deferred compensation payments during fiscal years 2010 and 2009 totaled $5.8 million and $5.4 million, respectively. Postretirement benefit payments during fiscal years 2010 and 2009 totaled $2.8 million and $2.1 million, respectively.

Obligations under the Company’s defined benefit pension plan are not included in the contractual obligations table. Under the current requirements of the Pension Protection Act of 2006, the Company is required to fund the net pension liability (“funding shortfall”) by fiscal year 2016. The net pension liability is calculated based on certain assumptions at January 1, of each year, that are subject to change based on economic conditions (and any regulatory changes) in the future. The Company has a credit balance of $11.5 million at fiscal 2010 year-end due to excess funding over the minimum requirements in prior years, which may be used to satisfy minimum required contribution requirements during at least the first two quarters of fiscal 2011. The Company expects to contribute sufficient amounts to the pension plan so that the Pension Protection Act of 2006 guidelines are exceeded, and over the next five years, the pension plan becomes fully funded.

As of January 30, 2010, the total uncertain tax position liability was approximately $17.2 million, including tax, penalty and interest. The Company is not able to reasonably estimate the timing of these tax related future cash flows and has excluded these liabilities from the table. At this time, the Company does not expect a material change to its gross unrecognized tax benefit during fiscal year 2011.

Also excluded from the contractual obligations table are payments the Company may make for employee medical costs and workers compensation, general liability and automobile claims.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of January 30, 2010. The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162,” which modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. ASC 105-10 became effective for the third quarter of fiscal year 2010. All other accounting standard references have been updated in this report with ASC references.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.” The updated guidance clarifies existing disclosures and requires new disclosures regarding recurring and/or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 will be effective for the first quarter of fiscal year 2011, except for the disclosures regarding the reconciliation of Level 3 fair-value measurements, which will be effective for the Company in the first quarter of fiscal year 2012. The Company early adopted the requirements under ASU 2010-06 for the fourth quarter of fiscal year 2010. Refer to the Company’s notes to the consolidated financial statements for the disclosures required under ASU 2010-06.

Effective for the fourth quarter of fiscal year 2010, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.” The updated guidance clarifies that the fair value of a liability can be measured in relation to the counterparty’s asset when traded in an active market, without adjusting the price for restrictions that prevent the sale of the liability. The Company’s adoption of the requirements under ASU 2009-5 did not change the Company’s valuation techniques for measuring liabilities at fair value.

Effective for the fourth quarter of fiscal year 2010, the “Compensation-Retirement Benefits Topic,” ASC 715-20 required more detailed disclosures regarding the assets of a defined benefit pension or other postretirement plan. Refer to the Company’s notes to the consolidated financial statements for the disclosures required under ASC 715-20.

Effective for the second quarter of fiscal year 2010, the “Financial Instruments Topic,” ASC 825-10 required disclosure regarding the fair value of financial instruments of publicly traded companies for interim reporting periods as well as annual reporting periods. Refer to the Company’s notes to the consolidated financial statements for the disclosures required under ASC 825-10.

Effective for the second quarter of fiscal year 2010, the “Investments-Debt and Equity Securities Topic,” ASC 320-10 amended the presentation and disclosure requirements for other-than-temporary impairment on debt and equity securities in the financial statements. Refer to the Company’s notes to the consolidated financial statements for the disclosures required under ASC 320-10.

Effective for the second quarter of fiscal year 2010, the “Fair Value Measurements and Disclosures Topic,” ASC 820-10-65-4, provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. Refer to the Company’s notes to the consolidated financial statements for the disclosures required under ASC 820-10-65-4.

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

Impact of Inflation or Deflation

While it is difficult to determine the precise effects of inflation or deflation, management does not believe inflation or deflation had a material impact on the consolidated financial statements for the periods presented.

Critical Accounting Policies

Management’s discussion and analysis discusses the results of operations and financial condition as reflected in the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. As discussed in the Company’s notes to the consolidated financial statements, the preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation, vendor allowances, property and equipment, rent expense, useful lives of depreciable assets, recoverability of long-lived assets, including intangible assets, store closing reserves, customer loyalty programs, income taxes, derivative financial instruments, credit income, the calculation of pension and postretirement obligations, self-insurance reserves and stock based compensation.

Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See the Company’s notes to the consolidated financial statements for a discussion of the Company’s significant accounting policies.

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

Goodwill and Intangibles.  Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Intangibles — Goodwill and Other.” This statement requires that goodwill and other intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Leasehold intangibles, which represent the excess of fair value over the carrying value (assets) or the excess of carrying value over fair value (liabilities) of acquired leases, are amortized on a straight-line basis over the remaining terms of the lease agreements. The lease term includes cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears to be reasonably assured. The lease intangibles are included in other current assets and accrued liabilities for the current portions and other assets and other noncurrent liabilities for the noncurrent portions. Customer relationships, which represent the value of customer relationships obtained in acquisitions or purchased, are amortized on a straight-line basis over their estimated useful life and are included in other assets. The carrying value of intangible assets is reviewed by the Company’s management to assess the recoverability of the assets when facts and circumstances indicate that the carrying value may not be recoverable.

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

Recoverability of Long-Lived Assets.  In accordance with ASC 360, “Property, Plant, and Equipment,” long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company determines fair value of its retail locations primarily based on the present value of future cash flows.

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

Customer Loyalty Programs.  The Company utilizes a customer loyalty program that issues certificates for discounts on future purchases to proprietary charge card customers based on their spending levels. The certificates are classified as a reduction to revenue as they are earned by the customers. The Company maintains a reserve liability for the estimated future redemptions of the certificates. The estimated impact on revenues of a 10% change in program utilization would be $1.9 million.

Pension and Postretirement Obligations.  The Company utilizes significant assumptions in determining its periodic pension and postretirement expense and obligations that are included in the consolidated financial statements. These assumptions include determining an appropriate discount rate, investment earnings, as well as the remaining service period of active employees. The Company calculates the periodic pension and postretirement expense and obligations based upon these assumptions and actual employee census data.

The Company elected an investment earnings assumption of 8.0% to determine its fiscal year 2010 expense. The Company believes that this assumption was appropriate given the composition of its plan assets and historical market returns thereon. The estimated effect of a 0.25% increase or decrease in the investment earnings assumption would decrease or increase pension expense by approximately $0.7 million. The Company has elected an investment earnings assumption of 8.0% for fiscal year 2011.

The Company selected a discount rate assumption of 6.375% to determine its fiscal year 2010 expense. The Company believes that this assumption was appropriate given the composition of its plan obligations and the interest rate environment as of the measurement date. The estimated effect of a 0.25% increase or decrease in the discount rate assumption would have decreased or increased fiscal year 2010 pension expense by approximately $0.7 million. The Company has decreased its discount rate assumption to 5.75% for fiscal year 2011.

Under the current requirements of the Pension Protection Act of 2006, the Company is required to fund the net pension liability (“funding shortfall”) by fiscal year 2016. The net pension liability is calculated based on certain assumptions at January 1, of each year, that are subject to change based on economic conditions (and any regulatory changes) in the future. The Company has a credit balance of $11.5 million at fiscal 2010 year-end due to excess funding over the minimum requirements in prior years, which may be used to satisfy minimum required contribution requirements during at least the first two quarters of fiscal 2011. The Company expects to contribute sufficient amounts to the pension plan so that the Pension Protection Act of 2006 guidelines are exceeded, and over the next five years, the pension plan becomes fully funded. The Company elected to contribute $44.0 million and $20.0 million to its Pension Plan on September 15, 2009 and September 10, 2008, respectively. The Company expects to contribute $1.4 million and $2.6 million to its non-qualified defined benefit Supplemental Executive Retirement Plan and postretirement plan, respectively, in fiscal year 2011.

Effective December 31, 2009, the Pension Plan was frozen for the remaining participants whose benefits were not previously frozen in fiscal year 2006. Upon communication of this decision to permanently freeze accruals in the plan, the plan’s financial status was re-measured on October 31, 2009 based on economic conditions at the time. A one-time curtailment charge of $2.7 million was incurred in the third quarter of fiscal year 2010. The expense for all of fiscal year 2010 reflected a change in the fourth quarter commensurate with that re-measurement.

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

Income Taxes.  Income taxes are accounted for under the asset and liability method. The annual effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining annual tax expense and in evaluating tax positions. In accordance with ASC 740, “Income Taxes,” the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The reserves (including the impact of the related interest and penalties) are adjusted in light of changing facts and circumstances, such as the progress of a tax audit.

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

Derivative Financial Instruments.  The Company utilizes derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. These swap agreements are used to reduce the potential impact of increases in interest rates on variable rate long-term debt. The difference between the fixed rate leg and the variable rate leg of each swap, to be paid or received, is accrued and recognized as an adjustment to interest expense. Additionally, the changes in the fair value of swaps designated as cash flow hedges are marked to market through accumulated other comprehensive income (loss). Swaps that are not designated as hedges are marked to market through gain (loss) on investments.

Stock Based Compensation.  The Company accounts for stock based compensation under the guidelines of ASC 718, “Compensation — Stock Compensation.” ASC 718 requires the Company to account for stock based compensation by using the grant date fair value of share awards and the estimated number of shares that will ultimately be issued in conjunction with each award.

Finance Income.  In connection with the program agreement (“Program Agreement”) signed with GE Money Bank (“GE”), an affiliate of GE Consumer Finance, in fiscal year 2006, the Company is paid a percentage of net private label credit card account sales. These payments are recorded as an offset to SG&A expenses in the consolidated statements of income. SG&A expenses are reduced by proceeds from the 10-year credit card Program Agreement between Belk and GE, which expires June 30, 2016. This Program Agreement sets forth among other things the terms and conditions under which GE will issue credit cards to Belk’s customers. The Company will be paid a percentage of net credit sales, as defined by the Program Agreement, for future credit card sales. Belk is required to perform certain duties and receive fees.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on its variable rate debt. The Company uses interest rate swaps to manage the interest rate risk associated with its borrowings and to manage the Company’s allocation of fixed and variable rate debt. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged derivative instruments. The Company’s net exposure to interest rate risk is based on the difference between the outstanding variable rate debt and the notional amount of its designated interest rate swaps. At January 30, 2010, the Company had $422.8 million of variable rate debt, and an $80.0 million notional amount swap, which has a fixed interest rate of 5.2% and expires in fiscal year 2013. The effect on the Company’s annual interest expense of a one-percent change in interest rates would be approximately $3.4 million.

The Company also owns an auction rate security that is subject to market risk. A discussion of the Company’s accounting policies for derivative financial instruments and the auction rate security is included in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Belk, Inc.:

We have audited the accompanying consolidated balance sheets of Belk, Inc. and subsidiaries as of January 30, 2010, and January 31, 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belk, Inc. and subsidiaries as of January 30, 2010, and January 31, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of ASC Section 740-10-25, Income Taxes — Recognition, as of February 4, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belk, Inc. and subsidiaries’ internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 14, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Charlotte, North Carolina
April 14, 2010

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share amounts)

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Revenues	$3,346,252	$3,499,423	$3,824,803
Cost of goods sold (including occupancy, distribution and buying expenses)	2,271,925	2,430,332	2,636,888
Selling, general and administrative expenses	886,263	947,602	982,425
Goodwill impairment	—	326,649	—
Gain on sale of property and equipment	2,011	4,116	3,393
Other asset impairment and exit costs	39,915	31,599	10,766
Pension curtailment charge	2,719	—	—

Operating income (loss)	147,441	(232,643)	198,117
Interest expense	(51,321)	(55,512)	(65,980)
Interest income	1,027	4,670	7,607
Gain (loss) on investments	43	204	(1,100)

Income (loss) before income taxes	97,190	(283,281)	138,644
Income tax expense (benefit)	30,054	(70,316)	42,904

Net income (loss)	$67,136	$(212,965)	$95,740

Basic and diluted net income (loss) per share	$1.39	$(4.35)	$1.92

Weighted average shares outstanding:
Basic	48,450,401	49,010,509	49,749,689
Diluted	48,452,460	49,010,509	49,784,635

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 30,	January 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$585,930	$260,134
Short-term investments	2,500	10,250
Accounts receivable, net	22,427	34,043
Merchandise inventory	775,342	828,497
Property held for sale	—	750
Prepaid income taxes, expenses and other current assets	24,902	30,705

Total current assets	1,411,101	1,164,379
Investment securities	6,850	1,074
Property and equipment, net	1,009,250	1,169,150
Deferred income taxes	117,827	128,829
Other assets	37,547	40,156

Total assets	$2,582,575	$2,503,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,995	$205,227
Accrued liabilities	125,599	118,045
Accrued income taxes	35,775	593
Deferred income taxes	16,079	27,997
Current installments of long-term debt and capital lease obligations	3,419	4,486

Total current liabilities	424,867	356,348
Long-term debt and capital lease obligations, excluding current installments	685,437	688,704
Interest rate swap liability	7,403	8,182
Retirement obligations and other noncurrent liabilities	370,573	418,327

Total liabilities	1,488,280	1,471,561

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 48.3 and 48.8 million shares issued and outstanding as of January 30, 2010 and January 31, 2009, respectively	483	488
Paid-in capital	451,278	456,858
Retained earnings	798,963	741,579
Accumulated other comprehensive loss	(156,429)	(166,898)

Total stockholders’ equity	1,094,295	1,032,027

Total liabilities and stockholders’ equity	$2,582,575	$2,503,588

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

					Accumulated
	Common	Common			Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance at February 3, 2007	49,991	$500	$507,127	$901,378	$(82,983)	$1,326,022
Comprehensive income:
Net income	—	—	—	95,740	—	95,740
Unrealized loss on investments, net of $379 income taxes	—	—	—	—	(639)	(639)
Unrealized loss on interest rate swaps, net of $2,109 income taxes	—	—	—	—	(3,553)	(3,553)
Reclassification adjustment for interest rate swap dedesignation included in net income, net of $7 income taxes	—	—	—	—	(51)	(51)
Defined benefit expense, net of $11,416 income taxes	—	—	—	—	19,230	19,230

Total comprehensive income						110,727

Cash dividends	—	—	—	(20,097)	—	(20,097)
Issuance of stock-based compensation	—	—	(2,322)	—	—	(2,322)
Stock-based compensation expense	—	—	(1,939)	—	—	(1,939)
Adoption of ASC 740 adjustment	—	—	—	185	—	185
Common stock issued	359	4	372	—	—	376
Repurchase and retirement of common stock	(781)	(8)	(24,218)	—	—	(24,226)

Balance at February 2, 2008	49,569	496	479,020	977,206	(67,996)	1,388,726
Comprehensive loss:
Net loss	—	—	—	(212,965)	—	(212,965)
Unrealized loss on investments, net of $740 income taxes	—	—	—	—	(1,247)	(1,247)
Reclassification to loss on investments, net of $231 income taxes	—	—	—	—	(388)	(388)
Unrealized loss on interest rate swaps, net of $807 income taxes	—	—	—	—	(1,360)	(1,360)
Defined benefit expense, net of $57,941 income taxes	—	—	—	—	(97,606)	(97,606)
Effects of changing the pension plan measurement date pursuant to ASC 715-30-35-62, net of $1,008 income taxes	—	—	—	—	1,699	1,699

Total comprehensive loss						(311,867)

Cash dividends	—	—	—	(19,846)	—	(19,846)
Effects of changing the pension plan measurement date pursuant to ASC 715-30-35-62, net of $1,672 income taxes	—	—	—	(2,816)	—	(2,816)
Issuance of stock-based compensation	—	—	(444)	—	—	(444)
Stock-based compensation expense	—	—	314	—	—	314
Common stock issued	57	1	307	—	—	308
Repurchase and retirement of common stock	(873)	(9)	(22,339)	—	—	(22,348)

Balance at January 31, 2009	48,753	488	456,858	741,579	(166,898)	1,032,027
Comprehensive income:
Net income	—	—	—	67,136	—	67,136
Unrealized gain on investments, net of $287 income taxes	—	—	—	—	482	482
Unrealized gain on interest rate swaps, net of $259 income taxes	—	—	—	—	521	521
Defined benefit expense, net of $4,078 income taxes	—	—	—	—	7,688	7,688
Pension curtailment charge, net of $941 income taxes	—	—	—	—	1,778	1,778

Total comprehensive income						77,605

Cash dividends	—	—	—	(9,752)	—	(9,752)
Issuance of stock-based compensation	—	—	(115)	—	—	(115)
Stock-based compensation expense	—	—	180	—	—	180
Common stock issued	33	—	300	—	—	300
Repurchase and retirement of common stock	(500)	(5)	(5,945)	—	—	(5,950)

Balance at January 30, 2010	48,286	$483	$451,278	$798,963	$(156,429)	$1,094,295

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$67,136	(212,965)	$95,740
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	326,649	—
Other asset impairment and exit costs	39,915	31,599	10,766
Deferred income tax (benefit) expense	(9,982)	(63,562)	11,357
Depreciation and amortization expense	158,388	165,267	159,945
Stock-based compensation expense	180	314	(1,939)
Pension curtailment charge	2,719	—	—
(Gain) loss on sale of property and equipment	618	(1,487)	(1,297)
Amortization of deferred gain on sale and leaseback	(2,629)	(2,629)	(2,096)
(Gain) loss on sale of investments	(43)	(204)	1,100
Investment securities contribution expense	1,889	—	—
(Increase) decrease in:
Accounts receivable, net	11,616	31,565	(4,233)
Merchandise inventory	53,155	104,280	(907)
Prepaid income taxes, expenses and other assets	4,361	(6,050)	6,392
Increase (decrease) in:
Accounts payable and accrued liabilities	52,746	(80,095)	(80,151)
Accrued income taxes	35,182	(25,387)	3,294
Retirement obligations and other liabilities	(27,856)	(1,994)	17,039

Net cash provided by operating activities	387,395	265,301	215,010

Cash flows from investing activities:
Purchases of property and equipment	(42,326)	(129,282)	(202,668)
Proceeds from sales of property and equipment	140	19,715	54,682
Purchases of short-term investments	—	(17,750)	(564,580)
Proceeds from sales of short-term investments	900	7,500	564,580

Net cash used by investing activities	(41,286)	(119,817)	(147,986)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	125,355
Principal payments on long-term debt and capital lease obligations	(4,496)	(29,685)	(130,000)
Dividends paid	(9,752)	(19,846)	(20,097)
Repurchase and retirement of common stock	(5,950)	(22,348)	(24,226)
Stock compensation tax (expense) benefit	(64)	154	2,938
Cash paid for withholding taxes in lieu of stock-based compensation shares	(51)	(598)	(5,260)

Net cash used by financing activities	(20,313)	(72,323)	(51,290)

Net increase in cash and cash equivalents	325,796	73,161	15,734
Cash and cash equivalents at beginning of period	260,134	186,973	171,239

Cash and cash equivalents at end of period	$585,930	$260,134	$186,973

Supplemental disclosures of cash flow information:
Income taxes paid (refunded)	$(6,846)	$32,710	$27,675
Supplemental schedule of noncash investing and financing activities:
Increase (decrease) in property and equipment through accrued purchases	(7,525)	(11,079)	10,332
Increase (decrease) in property and equipment through assets held for sale	750	(750)	(11,036)
Increase in investment securities through short-term investments	6,850	—	—
Decrease in property and equipment through adjustment of goodwill	—	—	(14,874)
Decrease in property and equipment through adjustment of capital lease obligation	—	—	(4,315)
Decrease in long-term debt through other current assets	—	—	(3,220)

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Belk, Inc. and its subsidiaries (collectively, the “Company” or “Belk”) operate retail department stores in 16 states primarily in the southern United States. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on the Saturday closest to each January 31. All references to fiscal years are as follows:

Fiscal Year	Ended	Weeks

2011	January 29, 2011	52
2010	January 30, 2010	52
2009	January 31, 2009	52
2008	February 2, 2008	52
2007	February 3, 2007	53

Certain prior period amounts have been reclassified to conform with current year presentation. Previously, the Company presented amounts due from vendors on a gross basis due to systems constraints and the lack of available information. In the current year, the Company has presented amounts due from vendors on a net basis, and revised amounts presented in the fiscal year 2009 consolidated balance sheet and cash flow statements for comparability purposes. The revision had no impact on net income, working capital, cash flows from operating activities, or stockholders’ equity for fiscal year 2009.

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

Significant estimates are required as part of determining stock-based compensation, depreciation, amortization and recoverability of long-lived and intangible assets, valuation of inventory, establishing store closing and other reserves, self-insurance reserves and calculating retirement benefits.

Revenues

The Company’s store and eCommerce operations have been aggregated into one operating segment due to their similar economic characteristics, products, production processes, customers and methods of distribution. These operations are expected to continue to have similar characteristics and long-term financial performance in future periods.

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the last three fiscal years. There were no material changes between fiscal years, as reflected in the table below.

Merchandise Areas	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008

Women’s	36%	37%	37%
Cosmetics, Shoes and Accessories	33%	31%	30%
Men’s	16%	16%	17%
Home	9%	10%	10%
Children’s	6%	6%	6%

Total	100%	100%	100%

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues include sales of merchandise and the net revenue received from leased departments of $2.3 million, $3.1 million and $5.7 million for fiscal years 2010, 2009 and 2008, respectively. Leased department revenues were significantly affected by the conversion of fine jewelry leased departments into an owned fine jewelry operation principally during fiscal year 2008. Sales from retail operations are recorded at the time of delivery and reported net of sales taxes and merchandise returns. The reserve for returns is calculated as a percentage of sales based on historical return percentages.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised principally of payroll and benefits for retail and corporate employees, depreciation, advertising and other administrative expenses. SG&A expenses are reduced by proceeds from the 10-year credit card program agreement (“Program Agreement”) between Belk and GE Money Bank (“GE”), an affiliate of GE Consumer Finance, which expires June 30, 2016. This Program Agreement sets forth among other things the terms and conditions under which GE will issue credit cards to Belk’s customers. The Company will be paid a percentage of net credit sales, as defined by the Program Agreement, for future credit card sales. Belk is required to perform certain duties, including receiving and remitting in-store payments on behalf of GE and receiving fees for these activities. These amounts totaled $67.0 million, $67.3 million and $71.6 million in fiscal years 2010, 2009 and 2008, respectively.

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

Advertising

Advertising costs, net of co-op recoveries from merchandise vendors, are expensed in the period in which the advertising event takes place and amounted to $123.5 million, $134.2 million and $137.1 million in fiscal years 2010, 2009 and 2008, respectively.

Recoverability of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment,” long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset based upon the future highest and best use of the impaired asset. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company determines fair value of its retail locations primarily based on the present value of future cash flows.

Cash Equivalents

Cash equivalents include liquid investments with an original maturity of 90 days or less.

Short-term Investments

Short-term investments consist of investments whose original maturity is greater than 90 days. At January 30, 2010, the Company held an auction rate security (“ARS”) of $2.5 million in short-term investments, which represents the amount called at par by the issuer during the first quarter of fiscal year 2011. Short-term investments are classified as held-to-maturity securities and are valued at amortized cost at January 30, 2010.

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

Property Held for Sale

Property held for sale at January 31, 2009, represented a closed retail location which, at January 30, 2010, no longer met the held-for-sale criteria, and was reclassified to property held for use.

Investment Securities

The Company accounts for investments in accordance with the provisions of ASC 320, “Investments — Debt and Equity Securities.” Securities classified as available-for-sale are valued at fair value, while securities that the Company has the ability and positive intent to hold to maturity are valued at amortized cost. The Company includes unrealized holding gains and losses for available-for-sale securities in other comprehensive income (loss). Realized gains and losses are recognized on an average cost basis and are included in income. Declines in value that are considered to be other than temporary are reported in gain (loss) on investments.

Property and Equipment, Net

Property and equipment owned by the Company are stated at historical cost less accumulated depreciation and amortization. Property and equipment leased by the Company under capital leases are stated at an amount equal to the present value of the minimum lease payments less accumulated amortization. Depreciation and amortization are recorded utilizing straight-line and in certain circumstances accelerated methods over the shorter of estimated asset lives or related lease terms. The Company also amortizes leasehold improvements over the shorter of the estimated asset life or expected lease term that would include cancelable option periods where failure to exercise such options

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would result in an economic penalty in such amount that a renewal appears, at the date the assets are placed in service, to be reasonably assured.

Goodwill and Intangibles

Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Intangibles — Goodwill and Other.” This statement requires that goodwill and other intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Leasehold intangibles, which represent the excess of fair value over the carrying value (assets) or the excess of carrying value over fair value (liabilities) of acquired leases, are amortized on a straight-line basis over the remaining terms of the lease agreements. The lease term includes cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears to be reasonably assured. The lease intangibles are included in other current assets and accrued liabilities for the current portions and other assets and other noncurrent liabilities for the noncurrent portions. Customer relationships, which represent the value of customer relationships obtained in acquisitions or purchased, are amortized on a straight-line basis over their estimated useful life and are included in other assets. The carrying value of intangible assets is reviewed by the Company’s management to assess the recoverability of the assets when facts and circumstances indicate that the carrying value may not be recoverable.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Based Compensation

The Company accounts for stock based compensation under the guidelines of ASC 718, “Compensation — Stock Compensation.” ASC 718 requires the Company to account for stock based compensation by using the grant date fair value of share awards and the estimated number of shares that will ultimately be issued in conjunction with each award.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. The annual effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining annual tax expense and in evaluating tax positions. In accordance with ASC 740, “Income Taxes,” the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The reserves (including the impact of the related interest and penalties) are adjusted in light of changing facts and circumstances, such as the progress of a tax audit.

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

Derivative Financial Instruments

The Company utilizes derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. These swap agreements are used to reduce the potential impact of increases in interest rates on variable rate long-term debt. The difference between the fixed rate leg and the variable rate leg of each swap, to be paid or received, is accrued and recognized as an adjustment to interest expense. Additionally, the changes in the fair value of swaps designated as cash flow hedges are marked to market through accumulated other comprehensive income (loss). Swaps that are not designated as hedges are marked to market through gain (loss) on investments.

As of January 31, 2010, the Company has one interest rate swap for an $80.0 million notional amount, which has a fixed rate of 5.2% and expires in fiscal year 2013. It has been designated as a cash flow hedge against

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variability in future interest rate payments on the $80.0 million floating rate senior note. The Company had a $125.0 million notional amount swap, which had a fixed rate of 6.0% and expired in September 2008, that had previously been designated as a cash flow hedge against variability in future interest payments on a $125.0 million variable rate bond facility. On July 26, 2007, the $125.0 million notional amount swap was de-designated due to the Company’s decision to prepay the underlying debt. This swap was marked to market in gain (loss) on investments through its expiration date.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162,” which modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. ASC 105-10 became effective for the third quarter of fiscal year 2010. All other accounting standard references have been updated in this report with ASC references.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.” The updated guidance clarifies existing disclosures and requires new disclosures regarding recurring and/or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 will be effective for the first quarter of fiscal year 2011, except for the disclosures regarding the reconciliation of Level 3 fair-value measurements, which will be effective for the Company in the first quarter of fiscal year 2012. The Company early adopted the requirements under ASU 2010-06 for the fourth quarter of fiscal year 2010. Refer to the Company’s notes to the consolidated financial statements for the disclosures required under ASU 2010-06.

Effective for the fourth quarter of fiscal year 2010, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.” The updated guidance clarifies that the fair value of a liability can be measured in relation to the counterparty’s asset when traded in an active market, without adjusting the price for restrictions that prevent the sale of the liability. The Company’s adoption of the requirements under ASU 2009-5 did not change the Company’s valuation techniques for measuring liabilities at fair value.

Effective for the fourth quarter of fiscal year 2010, the “Compensation-Retirement Benefits Topic,” ASC 715-20 required more detailed disclosures regarding the assets of a defined benefit pension or other postretirement plan. Refer to the Company’s notes to the consolidated financial statements for the disclosures required under ASC 715-20.

Effective for the second quarter of fiscal year 2010, the “Financial Instruments Topic,” ASC 825-10 required disclosure regarding the fair value of financial instruments of publicly traded companies for interim reporting periods as well as annual reporting periods. Refer to the Company’s notes to the consolidated financial statements for the disclosures required under ASC 825-10.

Effective for the second quarter of fiscal year 2010, the “Investments-Debt and Equity Securities Topic,” ASC 320-10 amended the presentation and disclosure requirements for other-than-temporary impairment on debt and equity securities in the financial statements. Refer to the Company’s notes to the consolidated financial statements for the disclosures required under ASC 320-10.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective for the second quarter of fiscal year 2010, the “Fair Value Measurements and Disclosures Topic,” ASC 820-10-65-4, provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. Refer to the Company’s notes to the consolidated financial statements for the disclosures required under ASC 820-10-65-4.

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

(2)	Goodwill and Intangibles

Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Intangibles — Goodwill and Other.” This statement requires that goodwill and other intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its annual impairment measurement at January 31, 2009 through use of discounted cash flow techniques and market comparisons and determined that the fair value of the reporting unit was less than its carrying value. As a result, the Company recorded a $326.6 million goodwill impairment charge during the fourth quarter of fiscal year 2009. The impairment of goodwill was a non-cash charge and did not affect the Company’s compliance with financial covenants under its various debt agreements.

Amortizing intangibles are comprised of the following:

	January 30,	January 31,
	2010	2009
	(Dollars in thousands)

Amortizing intangible assets:
Favorable lease intangibles	$10,160	$10,160
Accumulated amortization — favorable lease intangibles	(2,586)	(1,928)
Credit card and customer list intangibles	18,746	18,746
Accumulated amortization — credit card and customer list intangibles	(10,813)	(8,504)
Other intangibles	7,951	7,940
Accumulated amortization — other intangibles	(5,870)	(4,698)

Net amortizing intangible assets	$17,588	$21,716

Amortizing intangible liabilities:
Unfavorable lease intangibles	$(30,453)	$(33,035)
Accumulated amortization — unfavorable lease intangibles	6,579	5,209

Net amortizing intangible liabilities	$(23,874)	$(27,826)

The Company recorded net amortization expense related to amortizing intangibles of $2.0 million, $2.0 million and $1.4 million in fiscal years 2010, 2009, and 2008, respectively.

(3)  Other Asset Impairment and Exit Costs

In fiscal year 2010, the Company recorded $38.5 million in impairment charges primarily to adjust eight retail locations’ net book values to fair value, a $1.0 million charge for real estate holding costs and other store closing

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs, and $0.4 million in exit costs comprised primarily of severance costs associated with the outsourcing of certain information technology functions. The Company determines fair value of its retail locations primarily based on the present value of future cash flows.

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

As of January 30, 2010 and January 31, 2009, the remaining reserve balance for post-closing real estate lease obligations was $8.8 million and $7.0 million, respectively. These balances are presented within accrued liabilities and other noncurrent liabilities on the consolidated balance sheets. The Company does not anticipate incurring significant additional exit costs in connection with the store closings. The following is a summary of post-closing real estate lease obligations activity:

	January 30,	January 31,
	2010	2009
	(Dollars in thousands)

Balance, beginning of year	$7,044	$7,483
Charges and adjustments	2,858	879
Utilization/payments	(1,081)	(1,318)

Balance, end of year	$8,821	$7,044

(4)	Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	January 30,	January 31,
	2010	2009
	(Dollars in thousands)

Unrealized loss on investments, net of $287 of income taxes as of January 31, 2009	$—	$(482)
Unrealized loss on interest rate swaps, net of $2,789 and $3,048 of income taxes as of January 30, 2010 and January 31, 2009, respectively	(4,614)	(5,135)
Defined benefit plans, net of $90,721 and $95,740 of income taxes as of January 30, 2010 and January 31, 2009, respectively	(151,815)	(161,281)

Accumulated other comprehensive loss	$(156,429)	$(166,898)

(5)	Accounts Receivable, Net

Accounts receivable, net consists of:

	January 30,	January 31,
	2010	2009
	(Dollars in thousands)

Accounts receivable from vendors	$9,283	$15,216
Credit card accounts receivable	9,381	15,437
Other receivables	3,779	3,435
Less allowance for doubtful accounts	(16)	(45)

Accounts receivable, net	$22,427	$34,043

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Investments

Held-to-maturity securities, totaling $9.4 million, consist of the current and non-current portions of an ARS as of January 30, 2010. The ARS owned by the Company is backed by student loans, which are 97% guaranteed under the Federal Family Education Loan Program, carries the highest credit ratings of AAA, and has a maturity date of July 1, 2034. Historically, the fair value of the Company’s ARS holdings approximated par value due to the frequent auction periods, which provided liquidity to these investments. However, during fiscal year 2009, many auctions involving this security failed. The result of the failed auctions resulted in very limited liquidity, however, the Company continues to receive interest in accordance with the terms at each auction date.

To date, the Company has collected all interest payable on the outstanding ARS when due and expects to continue to do so in the future. At this time, the Company has no reason to believe that the underlying issuer of the ARS or their insurers are presently at risk. While the auction failures limit the ability to liquidate these investments, the Company expects that the ARS failures will have no significant impact on the ability to fund ongoing operations and growth initiatives due to its strong cash position. As a result of the persistent failed auctions and the uncertainty of when these investments could be successfully liquidated at par, the Company has reclassified the ARS to held-to-maturity from available-for-sale, and has recorded $6.85 million of the ARS as a non-current investment security and the remaining $2.5 million as short-term investments, which represents the amount called at par by the issuer during the first quarter of fiscal year 2011. As of January 30, 2010, the amortized cost and fair value of the ARS was $9.4 million.

Available-for-sale securities consisted primarily of equity investments as of January 31, 2009. In evaluating the possible impairment of the Company’s available-for-sale equity investment securities as of January 31, 2009, consideration was given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. During the third quarter of fiscal year 2009, due to the current economic environment and the financial condition of the issuer, the Company recognized an other-than-temporary impairment on a portion of its investment securities. The impaired investment security had experienced a significant decline in fair value and the Company did not anticipate recovering the security’s cost basis in the near future. Accordingly, the Company recorded a $0.6 million other-than-temporary impairment in gain (loss) on investments, and reduced the cost basis of the security to the estimated fair value.

As of January 31, 2009, the cost, gross unrealized loss and fair value of available-for-sale securities was $1.8 million, $0.7 million and $1.1 million, respectively. In the fourth quarter of fiscal year 2010, the Company transferred ownership of all remaining available-for-sale securities to two charitable organizations.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Property and Equipment, net

Details of property and equipment, net are as follows:

	Estimated	January 30,	January 31,
	Lives	2010	2009
	(In years)	(Dollars in thousands)

Land		$58,494	$60,645
Buildings	primarily 15-31.5	1,044,520	1,047,784
Furniture, fixtures and equipment	3-7	1,083,214	1,091,927
Property under capital leases	5-20	56,777	56,777
Construction in progress		12,061	21,461

		2,255,066	2,278,594
Less accumulated depreciation and amortization		(1,245,816)	(1,109,444)

Property and equipment, net		$1,009,250	$1,169,150

The Company recorded depreciation and amortization related to property and equipment of $156.4 million, $163.3 million and $158.5 million in fiscal years 2010, 2009, and 2008, respectively. Accumulated amortization of assets under capital lease was $41.7 million and $37.5 million as of January 30, 2010 and January 31, 2009, respectively.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Accrued Liabilities

Accrued liabilities are comprised of the following:

	January 30,	January 31,
	2010	2009
	(Dollars in thousands)

Salaries, wages and employee benefits	$44,696	$36,229
Accrued capital expenditures	1,723	10,325
Taxes, other than income	17,793	15,452
Rent	6,719	7,647
Sales returns allowance	9,677	6,472
Interest	7,769	5,533
Store closing reserves	6,275	6,062
Self insurance reserves	6,292	5,967
Advertising	5,774	4,889
Other	18,881	19,469

Accrued Liabilities	$125,599	$118,045

(10)	Borrowings

Long-term debt and capital lease obligations consist of the following:

	January 30,	January 31,
	2010	2009
	(Dollars in thousands)

Credit facility term loan	$325,000	$325,000
Senior notes	325,000	325,000
Capital lease agreements through August 2020	21,076	25,410
State bond facility	17,780	17,780

	688,856	693,190
Less current installments	(3,419)	(4,486)

Long-term debt and capital lease obligations, excluding current installments	$685,437	$688,704

As of January 30, 2010, the annual maturities of long-term debt and capital lease obligations over the next five years are $3.4 million, $328.1 million, $103.3 million, $3.0 million, and $2.8 million, respectively. The Company made interest payments of $39.0 million, $43.7 million, and $49.3 million, of which $0.5 million, $1.7 million, and $1.9 million was capitalized into property and equipment during fiscal years 2010, 2009, and 2008, respectively.

The Company’s borrowings consist primarily of a credit facility that matures in October 2011 and $325.0 million in senior notes. On March 30, 2009, the Company amended its $725.0 million credit facility to revise the debt covenants, and reduce available borrowings to $675.0 million, of which a $325.0 million term loan was outstanding at January 30, 2010 and January 31, 2009. Under the amended credit facility, the Company has a $350.0 million revolving line of credit, and allows for up to $200.0 million of outstanding letters of credit. During the fourth quarter of fiscal year 2009, the Company made a $25.0 million discretionary payment on the amount outstanding under the credit facility.

The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at January 30, 2010 using LIBOR plus 200.0 basis points. The weighted average interest rate charged on the credit facility was 2.27% at January 30, 2010. The credit facility contains restrictive covenants including

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt plus rent expense multiplied by a factor of eight, divided by pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. At January 30, 2010, the maximum leverage allowed under the credit facility is 4.25, and the calculated leverage ratio was 3.06. The Company was in compliance with all covenants at the end of fiscal year 2010 and expects to remain in compliance with all debt covenants during fiscal year 2011. The Company elected to amend the financial covenants in the credit facility on March 30, 2009. The result of this amendment was an increase in the maximum leverage ratio from 4.0 to 4.25 as well as an increase in the interest spread from LIBOR plus 112.5 basis points to LIBOR plus 200.0 basis points at March 30, 2009, as well as a reduction in the size of the credit facility to $675.0 million. As of January 30, 2010, the Company had $35.4 million of standby letters of credit and a $325.0 million term loan outstanding under the credit facility. As of January 30, 2010, availability under the credit facility was $314.6 million.

The senior notes are comprised of an $80.0 million floating rate senior note that has a stated variable interest rate based on three-month LIBOR plus 80.0 basis points, or 2.15% at January 30, 2010, that matures in July 2012. This $80.0 million notional amount has an associated interest rate swap with a fixed interest rate of 5.2%. Additionally, a $20.0 million fixed rate senior note that bears interest of 5.05% matures in July 2012, a $100.0 million fixed rate senior note that bears interest of 5.31% matures in July 2015, and a $125.0 million fixed rate senior note that bears interest of 6.2% matures in August 2017. The senior notes have restrictive covenants that are similar to the Company’s credit facility. Additionally, the Company has a $17.8 million, 20-year variable rate, 0.24% at January 30, 2010, state bond facility which matures in October 2025.

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

The Company’s exposure to derivative instruments was limited to one interest rate swap as of January 30, 2010, an $80.0 million notional amount swap, which has a fixed interest rate of 5.2% and expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note. The Company had a $125.0 million notional amount swap, which expired in September 2008, that had previously been designated as a cash flow hedge against variability in future interest payments on a $125.0 million variable rate bond facility. On July 26, 2007, the $125.0 million notional amount swap was de-designated due to the Company’s decision to prepay the underlying debt. This swap was marked to market in gain (loss) on investments through its expiration date.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Retirement Obligations and Other Noncurrent Liabilities

Retirement obligations and other noncurrent liabilities are comprised of the following:

	January 30,	January 31,
	2010	2009
	(Dollars in thousands)

Pension liability	$172,663	$212,317
Deferred compensation plans	31,234	31,188
Post-retirement benefits	22,249	24,027
Supplemental executive retirement plans	23,029	22,366
Deferred gain on sale/leaseback	26,069	28,698
Unfavorable lease liability	22,169	25,971
Deferred rent	26,558	23,952
Self-insurance reserves	11,278	11,028
Developer incentive liability	9,826	10,254
Income tax reserves	17,224	21,964
Other noncurrent liabilities	8,274	6,562

Retirement obligations and other noncurrent liabilities	$370,573	$418,327

(12)	Leases

The Company leases some of its stores, warehouse facilities and equipment. The majority of these leases will expire over the next 15 years. The leases usually contain renewal options and provide for payment by the lessee of real estate taxes and other expenses and, in certain instances, contingent rentals determined on the basis of a percentage of sales in excess of stipulated minimums.

Future minimum lease payments under non-cancelable leases, net of future minimum sublease rental income under non-cancelable subleases, as of January 30, 2010 were as follows:

Fiscal Year	Capital	Operating
	(Dollars in thousands)

2011	4,891	71,209
2012	4,307	66,942
2013	4,294	61,565
2014	3,762	52,583
2015	3,363	46,981
After 2015	6,342	302,880

Total	26,959	602,160
Less sublease rental income	—	(16,883)

Net rentals	26,959	$585,277

Less imputed interest	(5,883)

Present value of minimum lease payments	21,076
Less current portion	(3,419)

Noncurrent portion of the present value of minimum lease payments	$17,657

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sublease rental income primarily relates to the portion of the Company’s headquarters building located in Charlotte, NC that was sold and leased back by the Company during fiscal year 2008 and was subsequently subleased by the Company.

Net rental expense for all operating leases consists of the following:

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(Dollars in thousands)

Buildings:
Minimum rentals	$76,218	$76,512	$75,098
Contingent rentals	2,614	3,066	4,665
Sublease rental income	(2,383)	(2,307)	(2,308)
Equipment	2,133	2,008	1,999

Total net rental expense	$78,582	$79,279	$79,454

(13)	Income Taxes

Federal and state income tax expense (benefit) was as follows:

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(Dollars in thousands)

Current:
Federal	$36,438	$(644)	$29,469
State	3,598	(6,110)	2,078

	40,036	(6,754)	31,547

Deferred:
Federal	(9,437)	(69,476)	14,365
State	(545)	5,914	(3,008)

	(9,982)	(63,562)	11,357

Income taxes	$30,054	$(70,316)	$42,904

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation between income taxes and income tax expense (benefit) computed using the federal statutory income tax rate of 35% is as follows:

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(Dollars in thousands)

Income tax at the statutory federal rate	$34,016	$(99,148)	$48,525
State income taxes, net of federal	744	(1,244)	(839)
Goodwill impairment	—	32,835	—
Increase in cash surrender value of officers’ life insurance	(4,619)	(2,915)	(5,201)
Net increase (decrease) in uncertain tax positions	735	(4,807)	1,247
Change in valuation allowances for prior years	—	4,938	—
Other	(822)	25	(828)

Income taxes	$30,054	$(70,316)	$42,904

Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consist of:

	January 30,	January 31,
	2010	2009
	(Dollars in thousands)

Deferred tax assets:
Prepaid pension costs	$48,912	$79,736
Benefit plan costs	31,868	31,984
Store closing and other reserves	15,473	15,172
Inventory capitalization	5,855	3,171
Tax carryovers	13,305	10,742
Interest rate swaps	2,758	4,025
Prepaid rent	10,068	9,030
Goodwill	61,231	67,101
Intangibles	13,173	13,191
Other	11,950	6,626

Gross deferred tax assets	214,593	240,778
Less valuation allowance	(19,899)	(17,807)

Net deferred tax assets	194,694	222,971

Deferred tax liabilities
Property and equipment	49,753	74,954
Intangibles	6,842	7,190
Inventory	35,788	38,106
Investment securities	—	448
Other	563	1,441

Gross deferred tax liabilities	92,946	122,139

Net deferred tax assets	$101,748	$100,832

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to current economic conditions and their impact on the future, the Company believes that it is more likely than not that the benefit from certain state net operating loss and credit carryforwards, and net deferred tax assets for state income tax purposes, will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $19.7 million and $17.6 million at January 30, 2010 and January 31, 2009, respectively, on these deferred tax assets. The increase in the valuation allowance consists of $1.8 million from current year increases to deferred tax assets resulting from recurring current year operations, an increase of $0.7 million due to the Company’s Internal Revenue Service (“IRS”) audit settlement in the fourth quarter of fiscal year 2010, offset by $0.4 million related to deferred tax assets within other comprehensive income. If or when recognized, the Company anticipates that the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at January 30, 2010 will be accounted for as a reduction of income tax expense.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets are dependent upon whether there are sufficient sources of income in the future. Management considers these sources of income from 1) the scheduled reversal of deferred tax liabilities, 2) projected future taxable income, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax planning strategies in making this assessment.

As of January 30, 2010, the Company has net operating loss carryforwards for federal and state income tax purposes of $0.6 million and $268.7 million, respectively. These carryforwards expire at various intervals through fiscal year 2031 but primarily in fiscal years 2024 and 2026, respectively. The Company also has state job credits of $1.2 million, which are available to offset future taxable income, if any. These credits expire between fiscal years 2016 and 2023. Some of the loss carryforwards are limited to an annual deduction of approximately $0.3 million under Internal Revenue Code Section 382. In addition, the Company has alternative minimum tax net operating loss carryforwards of $0.9 million which are available to reduce future alternative minimum taxable income.

The state net operating loss carryforwards from filed returns included uncertain tax positions taken in prior years. State net operating loss carryforwards as shown on the Company’s tax returns are larger than the state net operating losses for which a deferred tax asset is recognized for financial statement purposes.

As of January 30, 2010, the total gross unrecognized tax benefit was $19.0 million. Of this total, $3.1 million represents the amount of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in a future period. A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

	January 30,	January 31,
	2010	2009

Balance, beginning of year	$21,567	$23,731
Additions for tax positions from prior years	7,429	1,847
Reductions for tax positions from prior years	(382)	(7,798)
Additions for tax positions related to the current year	1,500	4,113
Settlement payments	(11,156)	(326)

Balance, end of year	$18,958	$21,567

As part of its continuing practice, the Company has accrued interest related to unrecognized tax benefits in interest expense while accruing penalties related to unrecognized tax benefits in tax expense. Total accrued interest and penalties for unrecognized tax benefits (net of the federal benefit on state issues) as of January 30, 2010 was $2.2 million, of which a benefit of $1.7 million was recognized during fiscal year 2010. Any prospective adjustments to the Company’s gross unrecognized tax benefit will be recorded as an increase or decrease to interest expense and/or the provision for income taxes (for taxes and penalties) affecting the effective tax rate.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters with the IRS for tax years through 2007. All material state and local income tax matters have been concluded for tax years through 2004. The Company settled its federal income tax audit for tax years 2005, 2006 and 2007 during the fourth quarter of fiscal year 2010. As a result of this settlement, the Company decreased unrecognized tax benefits, interest expense and cash by $5.2 million, $0.8 million and $10.1 million, respectively and increased deferred tax assets, tax expense and accrued liabilities by $8.9 million, $0.1 million, and $3.3 million, respectively. The settlement was primarily attributable to the timing of income recognition related to gift cards, trade discounts and capitalizable inventory costs.

At this time, the Company does not expect a material change to its gross unrecognized tax benefit over the next 12 months.

(14)	Pension, SERP and Postretirement Benefits

The Company has a defined benefit pension plan, the Belk Pension Plan, which prior to fiscal year 2010 had been partially frozen and closed to new participants. Pension benefits were suspended for fiscal year 2010, and effective December 31, 2009, the Pension Plan was frozen for those remaining participants whose benefits were not previously frozen in fiscal year 2006. This Pension Plan freeze resulted in a one-time curtailment charge of $2.7 million in the third quarter of fiscal year 2010.

The Company has a non-qualified defined benefit Supplemental Executive Retirement Plan, (“Old SERP”), which provides retirement and death benefits to certain qualified executives. Old SERP has been closed to new executives and has been replaced by the 2004 Supplemental Executive Retirement Plan (“2004 SERP”), a non-qualified defined contribution plan.

The Company also provides postretirement medical and life insurance benefits to certain retired full-time employees. The Company accounts for postretirement benefits by recognizing the cost of these benefits over an employee’s estimated term of service with the Company, in accordance with ASC 715, “Compensation — Retirement Benefits.”

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the projected benefit obligation, change in plan assets, funded status, amounts recognized and unrecognized, net periodic benefit cost and actuarial assumptions are as follows:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	January 30,	January 31,	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)

Change in projected benefit obligation:
Benefit obligation at beginning of year	$429,863	$410,290	$10,279	$11,980	$26,704	$27,148
Service cost	—	3,095	126	189	133	133
Interest cost	26,433	24,577	629	728	1,624	1,629
Effect of eliminating early measurement date	—	524	—	(41)	—	(264)
Actuarial (gains) losses	36,547	16,610	1,584	(1,679)	(892)	177
Benefits paid	(26,102)	(25,233)	(1,266)	(898)	(2,761)	(2,119)

Benefit obligation at end of year	466,741	429,863	11,352	10,279	24,808	26,704

Change in plan assets:
Fair value of plan assets at beginning of year	217,546	351,167	—	—	—	—
Actual return on plan assets	58,634	(127,800)	—	—	—	—
Contributions to plan	44,000	20,000	1,266	898	2,761	2,119
Effect of eliminating early measurement date	—	(588)	—	—	—	—
Benefits paid	(26,102)	(25,233)	(1,266)	(898)	(2,761)	(2,119)

Fair value of plan assets at end of year	294,078	217,546	—	—	—	—

Funded Status	(172,663)	(212,317)	(11,352)	(10,279)	(24,809)	(26,704)
Unrecognized net transition obligation	—	—	—	—	706	982
Unrecognized prior service costs	—	3,091	—	2	—	—
Unrecognized net loss	239,870	251,653	1,594	4	366	1,288

Net prepaid (accrued)	$67,207	$42,427	$(9,758)	$(10,273)	$(23,737)	$(24,434)

Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees. Due to the pension plan freeze in the third quarter of fiscal year 2010, the Company began using the average remaining life of the participants in the pension plan rather than the average remaining service life of the Company’s active employees.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	January 30,	January 31,	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)

Accrued liabilities	$—	$—	$1,326	$1,034	$2,560	$2,678
Deferred income tax assets	89,743	94,892	546	3	432	845
Retirement obligations and other noncurrent liabilities	172,663	212,317	10,026	9,245	22,249	24,027
Accumulated other comprehensive loss	(150,127)	(159,852)	(1,048)	(3)	(640)	(1,426)

	Pension Benefits		Old SERP Plan		Postretirement Benefits
	January 30,	January 31,	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)

Obligation and funded status at
January 30, 2010 and January 31, 2009, respectively:
Projected benefit obligation	$466,741	$429,863	$11,352	$10,279	$24,808	$26,704
Accumulated benefit obligation	466,741	429,863	10,583	9,543	N/A	N/A
Fair value of plan assets	294,078	217,546	—	—	—	—

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	January 30,	January 31,	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)

Net actuarial loss	$(150,127)	$(157,912)	$(1,048)	$(2)	$(197)	$(810)
Prior service cost	—	(1,940)	—	(1)	—	—
Transition obligation	—	—	—	—	(443)	(616)

	$(150,127)	$(159,852)	$(1,048)	$(3)	$(640)	$(1,426)

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to plan assets and benefit obligations recognized in accumulated other comprehensive loss are as follows:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	January 30,	January 31,	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)

Adjustment to minimum liability	$(13)	$(105,416)	$(1,045)	$1,054	$588	$(69)
Effect of pension curtailment charge	1,778	—	—	—	—	—
Effect of eliminating early measurement date	—	1,621	—	34	—	44
Amortization of unrecognized items:
Net transition obligation	—	—	—	—	173	164
Prior service cost	243	311	—	—	—	—
Net losses	7,717	6,204	—	136	25	10

	$9,725	$(97,280)	$(1,045)	$1,224	$786	$149

Weighted average assumptions were:

	Pension Plan			Old SERP Plan			Postretirement Plan
	January 30,	January 31,	February 2,	January 30,	January 31,	February 2,	January 30,	January 31,	February 2,
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Discount rates	5.750%	6.375%	6.125%	5.750%	6.375%	6.125%	5.750%	6.375%	6.125%
Rates of compensation increase	N/A	4.0	4.0	4.0	4.0	4.0	N/A	N/A	N/A
Return on plan assets	8.00	8.25	8.25	N/A	N/A	N/A	N/A	N/A	N/A

The Company developed the discount rate by matching the projected future cash flows of the plan to a modeled yield curve consisting of over 500 Aa-graded, noncallable bonds. Based on this analysis, management selected a 5.750% discount rate, which represented the calculated yield curve rate plus 25.0 basis points. The pension plan’s expected return assumption is based on the weighted average aggregate long-term expected returns of various actively managed asset classes corresponding to the plan’s asset allocation. The majority of the pension plan assets are allocated to equity securities, with the remaining assets allocated to fixed income securities, private equity investments, and cash.

ASC 715-30-35-62, “Defined Benefit Plans — Pension, Timing of Measurement,” required the Company to transition its measurement date to the end of fiscal year 2009 as compared to a measurement date of November 1 for previous fiscal years. This resulted in a measurement period of fifteen months during fiscal year 2009, 3 months of which were recorded as an adjustment to retained earnings of $2.8 million, net of $1.7 million income taxes.

The measurement date for the defined benefit pension plan, Old SERP and postretirement benefits for fiscal year 2010 is January 30, 2010. For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal year 2010; the rate was assumed to decrease to 5.0% gradually over the next six years and remain at that level for fiscal years thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing or decreasing the assumed health care cost trend rates by one percentage point would increase or decrease the accumulated postretirement benefit obligation as of January 30, 2010 by $0.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended January 30, 2010 by $0.1 million.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company maintains policies for investment of pension plan assets. The policies set forth stated objectives and a structure for managing assets, which includes various asset classes and investment management styles that, in the aggregate, are expected to produce a sufficient level of diversification and investment return over time and provide for the availability of funds for benefits as they become due. The policies also provide guidelines for each investment portfolio that control the level of risk assumed in the portfolio and ensure that assets are managed in accordance with stated objectives. The policies set forth criteria to monitor and evaluate the performance results achieved by the investment managers. In addition, managing the relationship between plan assets and benefit obligations within the policy objectives is achieved through periodic asset and liability studies required by the policies.

The asset allocation for the pension plan is as follows:

	Target Allocation	Percentage of Plan Assets at Measurement Date
	January 29,	January 30,	January 31,	February 2,
	2011	2010	2009	2008

Domestic equity securities	40-55%	50%	45%	48%
International equity securities	10-15%	12%	12%	14%
Fixed Income	30-45%	34%	39%	34%
Private Equity	0-5%	2%	3%	3%
Cash	—	2%	1%	1%

Total	100%	100%	100%	100%

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

As of January 30, 2010, the pension plan assets were required to be measured at fair value. These assets included cash and cash equivalents, equity securities, fixed income securities, mutual funds, private equity funds and exchange traded limited partnership units. These categories can cross various asset allocation strategies as reflected in the preceding table.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair values of the pension plan assets were as follows:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	January 30,	Identical Assets	Observable Outputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Cash and cash equivalents	$8,075	$237	$7,838	$—
Equity securities
International companies	2,181	2,181	—	—
U.S. companies(a)	134,138	134,138	—	—
Fixed income securities
Corporate bonds	3,397	—	3,397	—
Government securities	15,571	—	15,571	—
Mortgage backed securities	402	—	402	—
Mutual funds	124,157	86,033	38,124	—
Private equity	5,640	—	—	5,640
Exchange traded limited partnership units	517	517	—	—

Total assets measured at fair value	$294,078	$223,106	$65,332	$5,640

(a)	The U.S. equity securities consist of large cap companies, mid cap companies and small cap companies of $95.0 million, $19.8 million and $19.3 million, respectively.

The pension plan cash and cash equivalents, equity securities, mutual funds and exchange traded limited partnership units of $0.2 million, $136.3 million, $86.0 million and $0.5 million, respectively, have been classified as Level 1 as quoted market prices were used to determine the fair value.

The pension plan cash equivalents, corporate bonds, government securities, mortgage backed securities, and mutual funds of $7.8 million, $3.4 million, $15.6 million, $0.4 million and $38.1 million, respectively, have been classified as Level 2:

Cash equivalents and mutual funds — fair values of cash equivalents and mutual funds are largely provided by independent pricing services. Where independent pricing services provide fair values, the Company has obtained an understanding of the methods, models and inputs used in pricing, and has procedures in place to validate that amounts provided represent current fair values.

Investments in corporate bonds and government securities — fair values of corporate bonds and government securities are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instruments (maturity and coupon interest rate) and consider the counterparty credit rating.

Mortgage backed securities — fair values of mortgage backed securities are based on external broker bids, where available, or are determined by discounting estimated cash flows.

The private equity pension plan investments are considered Level 3 assets as there is not an active market for identical assets from which to determine fair value or current market information about similar assets to use as observable inputs. The fair value of private equity investments is determined using pricing models, which requires significant management judgment.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the beginning and ending balances of the pension plan’s private equity funds (Level 3):

(Dollars in thousands)

Balance as of January 31, 2009	$7,188
Calls of private equity investments	180
Total losses realized/unrealized included in plan earnings	(1,261)
Distributions of private equity investments	(467)

Balance as of January 30, 2010	$5,640

The Company expects to have the following benefit payments related to its pension, Old SERP and postretirement plans in the coming years:

Fiscal Year	Pension Plan	Old SERP Plan	Postretirement Plan
	(Dollars in thousands)

2011	$27,106	$1,364	$2,632
2012	27,214	1,227	2,581
2013	27,436	1,192	2,469
2014	27,857	1,158	2,410
2015	28,282	1,125	2,405
2016 — 2020	149,241	5,475	11,209

Under the current requirements of the Pension Protection Act of 2006, the Company is required to fund the net pension liability (“funding shortfall”) by fiscal year 2016. The net pension liability is calculated based on certain assumptions at January 1, of each year, that are subject to change based on economic conditions (and any regulatory changes) in the future. The Company has a credit balance of $11.5 million at fiscal 2010 year-end due to excess funding over the minimum requirements in prior years, which may be used to satisfy minimum required contribution requirements during at least the first two quarters of fiscal 2011. The Company expects to contribute sufficient amounts to the pension plan so that the Pension Protection Act of 2006 guidelines are exceeded, and over the next five years, the pension plan becomes fully funded. The Company elected to contribute $44.0 million and $20.0 million to its Pension Plan on September 15, 2009 and September 10, 2008, respectively. The Company expects to contribute $1.4 million and $2.6 million to its non-qualified defined benefit Supplemental Executive Retirement Plan and postretirement plan, respectively, in fiscal year 2011.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit expense are as follows:

	Fiscal Year Ended
	Pension Plan			Old SERP Plan			Postretirement Plan
	January 30,	January 31,	February 2,	January 30,	January 31,	February 2,	January 30,	January 31,	February 2,
	2010	2009	2008	2010	2009	2008	2010	2009	2008
				(Dollars in thousands)

Service cost	$—	$3,095	$3,509	$126	$189	$186	$133	$133	$167
Interest cost	26,433	24,577	23,132	629	728	707	1,624	1,629	1,674
Expected return on assets	(22,107)	(23,584)	(23,191)	—	—	—	—	—	—
Amortization of unrecognized items:
Net transition obligation	—	—	—	—	—	—	262	262	262
Prior service cost	371	495	495	1	1	1	—	—	—
Net losses (gains)	11,806	9,887	11,707	—	217	195	39	16	165

Annual benefit expense	$16,503	$14,470	$15,652	$756	$1,135	$1,089	$2,058	$2,040	$2,268

Curtailment (gain)/loss	2,719	—	—	—	—	—	—	—	—

Total expense	$19,222	$14,470	$15,652	$756	$1,135	$1,089	$2,058	$2,040	$2,268

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2011 are as follows:

			Postretirement
	Pension Benefits	Old SERP Plan	Benefits
	(Dollars in thousands)

Amortization of actuarial loss	$7,010	$144	$(30)
Amortization of prior service cost	—	1	—
Amortization of transition obligation	—	—	261

Total recognized from other comprehensive income	$7,010	$145	$231

(15)	Other Employee Benefits

The Belk Employees’ Health Care Plan provides medical and dental benefits to substantially all full-time employees. This plan for medical and dental benefits is administered through a 501 (c) (9) Trust. The Group Life Insurance Plan and The Belk Employees Short Term Disability Insurance Plan provide insurance to substantially all full-time employees and are fully insured through contracts issued by insurance companies. Expense recognized by the Company under these plans amounted to $45.2 million, $44.0 million and $43.9 million in fiscal years 2010, 2009 and 2008, respectively.

The Belk 401(k) Savings Plan, a defined contribution plan, provides benefits for substantially all employees. Effective February 1, 2009, the 401(k) Savings Plan was suspended for employer matching contributions. As of November 1, 2009, employer match contributions, following the adoption of the IRS Safe-Harbor principle, were reinstated for the plan. Employer match contributions are calculated at 100% of the first 4% of employees’ contributions, plus 50% on the next 2% of employees’ contributions, up to a total 5% employer match on eligible compensation. The cost of the plan was $2.4 million, $11.6 million and $12.8 million in fiscal years 2010, 2009 and 2008, respectively.

The Company has a non-qualified 401(k) Restoration Plan for highly compensated employees, as defined by ERISA. The plan previously provided contributions to a participants’ account ranging from 2% to 4.5% of eligible compensation to restore benefits limited in the qualified 401(k) plan. Effective February 1, 2009, employer

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributions were suspended. As of January 1, 2010, the plan was changed to provide a contribution equal to 5% of a participant’s compensation, except for those who are participants in the 2004 SERP plan, in excess of the limit set forth in Code section 401(a)(17), as adjusted. The Company accrues each participant’s return on investment based on an asset model of their choice. The cost (benefit) of the plan to the Company in fiscal years 2010, 2009 and 2008 was $1.3 million, $(1.0) million and $1.0 million, respectively.

The 2004 SERP, a non-qualified defined contribution retirement benefit plan for certain qualified executives, previously provided annual contributions ranging from 7% to 11% of eligible compensation to the participants’ accounts, which earned 4.0% interest at January 30, 2010. Effective February 1, 2009, employer contributions to the plan were suspended for plan year beginning April 1, 2009. Beginning with the April 1, 2010 plan year, the plan will provide a contribution equal to 5% of a participant’s compensation in excess of the limit set forth in Code section 401(a)(17), as adjusted. The contribution and interest costs charged to operations were $0.8 million, $1.7 million and $2.4 million in fiscal years 2010, 2009, and 2008, respectively.

Certain eligible employees participate in a non-qualified Deferred Compensation Plan (“DCP”). Participants in the DCP have elected to defer a portion of their regular compensation subject to certain limitations proscribed by the DCP. The Company is required to pay interest on the employees’ deferred compensation at various rates that have historically been between 7% and 10%. Interest cost related to the plan and charged to interest expense was $4.0 million, $4.0 million and $3.9 million in fiscal years 2010, 2009 and 2008, respectively.

The Company has a Pension Restoration Plan, a non-qualified defined contribution plan. The plan provides benefits for certain officers, whose pension plan benefit accruals were frozen, that would have been otherwise grandfathered in their pension participation based on age and vesting. Effective January 1, 2009, the Company suspended accrual to this plan for one year and subsequently permanently froze future contributions as of December 31, 2009. Expense of $0.1 million, $0.8 million and $0.5 million was incurred for fiscal years 2010, 2009 and 2008, respectively, to provide benefits under this plan.

(16)	Stock-Based Compensation

Under the Belk, Inc. 2000 Incentive Stock Plan (the “Incentive Plan”), the Company is authorized to award up to 2.8 million shares of common stock for various types of equity incentives to key executives of the Company.

The Company recognized compensation expense (income), net of tax, under the Incentive Plan of $0.1 million, $0.2 million and $(1.2) million for fiscal years 2010, 2009 and 2008, respectively.

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

LTI Plan compensation costs are computed using the fair value of the Company’s stock on the grant date based on a third-party valuation and the estimated expected attainment of performance goals. As of January 30, 2010, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the LTI Plan.

There were no LTI Plan shares granted during fiscal year 2010. The weighted-average grant-date fair value of shares granted under the LTI Plans during fiscal years 2009 and 2008 was $25.60 and $30.81, respectively. The total fair value of stock grants issued under the LTI Plans during fiscal years 2009 and 2008 was $1.3 million and

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$11.2 million, respectively. The fiscal year 2009 LTI performance targets were not met, therefore no stock grants vested. The total fair value of stock grants vested under the LTI Plan during fiscal year 2008 was $1.4 million.

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

ETI Plan compensation cost was recorded under ASC 718, “Compensation — Stock Compensation,” and was computed using the fair value stock price on the grant date and the estimated expected attainment of performance goals. The Company issued new shares of common stock as the awards vested at the end of the performance period.

The weighted-average grant-date fair value for shares granted under the ETI Plans was $27.15 for fiscal year 2008. The total fair value of stock grants vested and issued under the ETI Plans during fiscal years 2009 and 2008 was $0.4 million and $4.5 million, respectively. The ETI Plans did not vest any stock grants in fiscal year 2009. The total fair value of stock grants vested under the ETI Plans during fiscal year 2008 was $5.0 million.

The Company granted two service-based stock awards in fiscal year 2009. One service-based award will have two vesting periods, and will issue five thousand shares at the end of each service period. Because the associate was employed at April 1, 2010, a total of ten thousand shares was issued. The second service-based award granted approximately seven thousand shares in fiscal year 2009. This service-based award vested in fiscal year 2009. The weighted-average grant-date fair value for shares granted under these service-based awards was $26.49 for fiscal year 2009. The total fair value of stock grants vested during fiscal year 2010 and 2009 was $0.1 million and $0.2 million, respectively. The unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the service-based plan as of January 30, 2010 and January 31, 2009 was $10.0 thousand and $0.1 million, respectively.

In fiscal year 2007, the Company established a five-year performance-based incentive stock plan for the Chief Financial Officer (the “CFO Incentive Plan”). Up to 11,765 shares are awarded under the plan at the end of each fiscal year if an annual Company performance goal is met. Performance goals are established annually for each of the five one-year performance periods, which results in five separate grant dates. The participant has the option to receive 30% of the award in cash (liability portion) at the end of each of the five one-year periods. The annual cash award is based on the number of shares earned during the annual period times the fair value of the Company’s stock as of the fiscal year end. The amounts under the liability portion of the award vest ratably at the end of each fiscal year. The remaining 70% of the award (equity portion) is granted in the Company’s stock. Shares granted under the equity portion vest at the end of the five-year period. The award also includes a cumulative five-year look-back feature whereby previously unearned one-year awards can be earned based on cumulative performance. The shares that were awarded based on the fiscal year 2010 performance goal had a grant date fair value of $11.90. The total fair value of stock grants issued during fiscal year 2008 was $0.3 million. The CFO Incentive Plan resulted in compensation cost of $0.1 million in fiscal year 2010. The CFO Incentive Plan did not result in compensation cost in fiscal years 2009 and 2008. Future compensation cost will be determined based on future grant date fair values and attainment of the performance goals.

(17)	Purchase Obligations

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variable price provisions; and the approximate timing of the transaction. Agreements that are cancelable without penalty have been excluded. Purchase obligations relate primarily to purchases of property and equipment, information technology contracts, maintenance agreements and advertising contracts.

The annual amount and due dates of purchase obligations as of January 30, 2010 are $70.4 million due within one year, $93.1 million due within one to three years, $13.2 million due within three to five years, and no purchase obligations due after five years.

(18)	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the effect of contingently issuable stock-based compensation awards with performance vesting conditions as being outstanding at the beginning of the period in which all vesting conditions are met. The reconciliation of basic and diluted shares for fiscal years 2010, 2009, and 2008 is as follows:

	January 30,	January 31,	February 2,
	2010	2009	2008

Basic Shares	48,450,401	49,010,509	49,749,689
Dilutive contingently-issuable vested share awards	2,059	—	34,946

Diluted Shares	48,452,460	49,010,509	49,784,635

For fiscal year ended January 31, 2009, the Company had a net loss from operations, therefore, the inclusion of contingently-issuable vested share awards would have an anti-dilutive effect on the Company’s calculation of diluted loss per share. Accordingly, the diluted loss per share equals basic loss per share for this period.

(19)	Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets and liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of January 30, 2010, the Company held an interest rate swap that is required to be measured at fair value on a recurring basis. As of January 31, 2009, the Company held available-for-sale investment securities, an auction rate security, and an interest rate swap measured at fair value on a recurring basis. In the fourth quarter of fiscal year 2010, all available-for-sale investment securities were contributed to charitable organizations, and the auction rate security was reclassified to held-to-maturity.

In fiscal year 2009, the Company’s available-for-sale investment securities’ unrealized holding gains and losses were included in other comprehensive income. The fair value of available-for-sale securities was based on quoted market prices.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss). Any swap that is not designated as a hedging instrument is marked to market through gain (loss) on investments.

The Company’s assets and liabilities measured at fair value on a recurring basis at January 30, 2010 and January 31, 2009, respectively, were as follows:

	Fair Value at January 30, 2010				Fair Value at January 31, 2009
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Auction rate securities	N/A	N/A	N/A	N/A	$—	$—	$10,250	$10,250
Investment securities	—	—	—	—	1,074	—	—	1,074

Total assets measured at fair value	$—	$—	$—	$—	$1,074	$—	$10,250	$11,324

Interest rate swap liability	$—	$7,403	$—	$7,403	$—	$8,182	$—	$8,182

Total liabilities measured at fair value	$—	$7,403	$—	$7,403	$—	$8,182	$—	$8,182

The following table provides a reconciliation of the beginning and ending balances of the Company’s investment in ARS (Level 3):

(dollars in thousands)

Balance as of January 31, 2009	$10,250
Purchases of auction rate securities	—
Redemption of auction rate security	(900)
Reclassification of auction rate security(a)	(9,350)

Balance as of January 30, 2010	$—

(a)	The auction rate security classified as available for sale was reclassified to held-to-maturity as of January 30, 2010; its carrying value approximates its fair value.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to the long-lived assets in the following table were prompted due to real estate decisions made and annual impairment testing performed during the fourth quarter of fiscal year 2010. Fair values were determined using expected future cash flow analyses. The Company classifies these measurements as Level 3.

Property and Equipment
(Dollars in thousands)

Measured as of January 30, 2010:
Carrying amount	$48,567
Fair value measurement	10,052

Impairment charge recognized	(38,515)

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the consolidated balance sheets. These included the Company’s auction rate security and fixed rate long-term debt.

	January 30, 2010		January 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(Dollars in thousands)

Financial assets
Auction rate security(a)	$9,350	$9,350	N/A	N/A
Financial liabilities
Long-term debt (excluding capitalized leases)(b)	$667,780	$647,287	$667,780	$612,702

(a)	Amounts represent held-to-maturity ARS backed by student loans, which are 97% guaranteed under the Federal Family Education Loan Program, and carries the highest credit ratings of AAA.

(b)	Represents the sum of fixed rate and variable rate long-term debt excluding capitalized leases.

As of January 30, 2010, the par value of the ARS was $9.4 million and the estimated fair value was $9.4 million. The fair value of the ARS is estimated using Level 3 inputs as a result of the lack of frequent trading in these securities. The ARS fair value determination used an income-approach considering factors that reflect assumptions market participants would use in pricing, including: the collateralization underlying the investment; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market. The Company has no reason to believe that the underlying issuer of the ARS is presently at risk or that the underlying credit quality of the assets backing the ARS investment has been impacted by the reduced liquidity of this investment.

The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

(20)	Stockholders’ Equity

Authorized capital stock of Belk, Inc. includes 200 million shares of Class A common stock, 200 million shares of Class B common stock and 20 million shares of preferred stock, all with par value of $.01 per share. At January 30, 2010, there were 46,907,178 shares of Class A common stock outstanding, 1,378,535 shares of Class B common stock outstanding, and no shares of preferred stock outstanding.

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

On April 1, 2010, the Company declared a regular dividend of $0.40 and a special one-time additional dividend of $0.40 on each share of the Class A and Class B Common Stock outstanding on that date. On April 1, 2009 and April 2, 2008, the Company declared a regular dividend of $0.20 and $0.40, respectively, on each share of the Class A and Class B Common Stock outstanding on those dates.

On April 1, 2010, the Company’s Board of Directors approved a self-tender offer to purchase up to 2,880,000 shares of common stock at a price of $26.00 per share.

On April 1, 2009, the Company’s Board of Directors approved a self-tender offer to purchase up to 500,000 shares of common stock at a price of $11.90 per share. The tender offer was initiated on April 22, 2009, and on May 20, 2009, the Company accepted for purchase 102,128 shares of Class A and 139,536 shares of

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(21)	Selected Quarterly Financial Data (unaudited)

The following table summarizes the Company’s unaudited quarterly results of operations for fiscal years 2010 and 2009:

	Three Months Ended
	January 30,	October 31,	August 1,	May 2,
	2010	2009	2009	2009
	(In thousands, except per share amounts)

Revenues	$1,097,109	$727,988	$760,261	$760,894
Gross profit(1)	376,118	231,515	237,893	228,801
Net income	56,736	446	9,410	544
Basic income per share	1.17	0.01	0.19	0.01
Diluted income per share	1.17	0.01	0.19	0.01

	Three Months Ended
	January 31,	November 1,	August 2,	May 3,
	2009	2008	2008	2008
	(In thousands, except per share amounts)

Revenues	$1,111,407	$741,403	$829,301	$817,312
Gross profit(1)	345,562	208,811	255,655	259,063
Net income (loss)	(202,813)	(23,488)	8,207	5,129
Basic income (loss) per share	(4.16)	(0.48)	0.17	0.10
Diluted income (loss) per share	(4.16)	(0.48)	0.17	0.10

(1)	Gross profit represents revenues less cost of goods sold (including occupancy, distribution and buying expenses)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of January 30, 2010, the Company’s internal control over financial reporting is effective based on the criteria established in the Internal Control-Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of January 30, 2010, has been audited by KPMG, LLP, an independent registered public accounting firm. Their attestation report is included herein on the effectiveness of the Company’s internal control over financial reporting as of January 30, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter ended January 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Belk, Inc.:

We have audited Belk, Inc. and subsidiaries’ internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Belk, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Belk, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belk, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 30, 2010, and our report dated April 14, 2010, expressed an unqualified opinion on those consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of ASC Section 740-10-25, Income Taxes — Recognition, as of February 4, 2007.

/s/  KPMG LLP

Charlotte, North Carolina
April 14, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information about the Company’s directors and executive officers is included in the sections entitled “Proposal One — Election of Directors,” “Belk Management — Directors” and “Belk Management — Executive Officers” of the Proxy Statement for the Annual Meeting of the Stockholders to be held on May 26, 2010 and is incorporated herein by reference.

The information about the Company’s Audit Committee is included in the section entitled “Belk Management — Committees of the Board — Audit Committee” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2010 and is incorporated herein by reference.

The information about the Company’s Nominating and Corporate Governance Committee is included in the section entitled “Belk Management — Committees of the Board — Nominating and Corporate Governance Committee” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2010 and is incorporated herein by reference.

The information about the Company’s compliance with Section 16 of the Exchange Act of 1934, as amended, is included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2010 and is incorporated herein by reference.

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

The information about executive and director compensation is included in the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Belk Management — Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2010 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about security ownership is included in the section entitled “Common Stock Ownership of Management and Principal Stockholders” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2010 and is incorporated herein by reference.

Information about the equity compensation plans is included in the section entitled “Equity Compensation Plan Information” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2010 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information about transactions with related persons is included in the section entitled “Certain Transactions” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2010 and is incorporated herein by reference.

The information about director independence is included in the sections entitled “Belk Management — Corporate Governance — Independence of Directors” and “Belk Management — Committees of the Board” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2010 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the section entitled “Summary of Fees to Independent Registered Public Accountants,” of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 26, 2010, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income — Years ended January 30, 2010, January 31, 2009, and February 2, 2008.

Consolidated Balance Sheets — As of January 30, 2010 and January 31, 2009.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income — Years ended January 30, 2010, January 31, 2009, and February 2, 2008.

Consolidated Statements of Cash Flows — Years ended January 30, 2010, January 31, 2009, and February 2, 2008.

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules

None.

3. Exhibits

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

3.1		Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).
3.2		Form of Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
4.1		Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).
4.2		Articles I and IV of the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
10.1		Belk, Inc. 2000 Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed on April 28, 2000).
10	.1.1	Belk, Inc. Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K, filed on April 14, 2005).
10	.1.2	Belk, Inc. Revised Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on June 12, 2008).
10	.1.3	Belk, Inc. CFO Incentive Plan (incorporated by reference to Exhibit 10.1.3 of the Company’s Annual Report on form 10-K, filed on April 13, 2006).

10.2	Belk, Inc. 2004 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
10.3	Belk, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K, filed on April 14, 2005).
10.4	Transition Agreement, dated as of June 23, 2009, by and between Belk, Inc. and H.W. McKay Belk (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on September 9, 2009).
10.5	Note Purchase Agreement, dated as of August 31, 2007, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as obligors, and the purchasers referred to therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 7, 2007).
10.6	Second Amended and Restated Credit Agreement, dated as of October 2, 2006, by and among Belk, Inc. and the subsidiaries of Belk, Inc., as borrowers, and Wachovia Bank, National Association, Bank of America, NA. and the other lenders referred to therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2006).
10.7	Note Purchase Agreement, dated as of July 12, 2005, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as obligors, and the purchasers referred to therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2005).
10.8	Form of First Amendment to the Second Amended and Restated Credit Agreement, dated March 30, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 3, 2009).
14.1	Belk, Inc. Code of Ethics for Senior Executive and Financial Officers (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, filed on April 14, 2004).
21.1	Subsidiaries.
23.1	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2010.

BELK, INC.
(Registrant)

By:	/s/ THOMAS M. BELK, JR.
Thomas M. Belk, Jr.
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2010.

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