Form 10-Q
period 2010-05-01
BELK INC
filed 2010-06-08
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 1, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At May 31, 2010, the registrant had issued and outstanding 45,422,012 shares of class A common stock and 897,773 shares of class B common stock.

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

•
Our ability to identify opportunities to open new stores, or to remodel or expand existing stores, including the availability of existing retail stores or store sites on acceptable terms and our ability to successfully execute the Company’s retailing concept in new markets and geographic regions;

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

•	Our ability to realize the planned efficiencies from our acquisitions and effectively integrate and operate the acquired stores and businesses; and

•	The effectiveness of third parties in managing our outsourced business processes.
     For a detailed description of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned “Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 30, 2010 that we filed with the SEC on April 14, 2010. Our other filings with the SEC may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	May 1,	May 2,
	2010	2009
Revenues	803,913	760,894
Cost of goods sold (including occupancy, distribution and buying expenses)	536,551	532,093
Selling, general and administrative expenses	218,018	215,276
Gain on sale of property and equipment	808	277
Asset impairment and exit costs	219	411

Operating income	49,933	13,391
Interest expense, net	(12,934)	(12,559)

Income before income taxes	36,999	832
Income tax expense	12,656	288

Net income	$24,343	$544

Basic and diluted net income per share	$0.50	$0.01

Weighted average shares outstanding — basic and diluted	48,295,137	48,758,349
See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	May 1,	January 30,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$437,293	$585,930
Short-term investments	—	2,500
Accounts receivable, net	43,196	22,427
Merchandise inventory	874,855	775,342
Prepaid income taxes, expenses and other current assets	28,421	24,902

Total current assets	1,383,765	1,411,101
Investment securities	6,850	6,850
Property and equipment, net of accumulated depreciation and amortization of $1,271,620 and $1,245,816 as of May 1, 2010 and January 30, 2010, respectively	987,553	1,009,250
Deferred income taxes	116,592	117,827
Other assets	38,743	37,547

Total assets	$2,533,503	$2,582,575

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$292,640	$243,995
Accrued liabilities	151,380	125,599
Accrued income taxes	11,454	35,775
Deferred income taxes	16,470	16,079
Current installments of long-term debt and capital lease obligations	4,468	3,419

Total current liabilities	476,412	424,867
Long-term debt and capital lease obligations, excluding current installments	612,276	685,437
Interest rate swap liability	6,859	7,403
Retirement obligations and other noncurrent liabilities	355,765	370,573

Total liabilities	1,451,312	1,488,280

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 48.3 million shares issued and outstanding as of May 1, 2010 and January 30, 2010.	483	483
Paid-in capital	451,969	451,278
Retained earnings	784,668	798,963
Accumulated other comprehensive loss	(154,929)	(156,429)

Total stockholders’ equity	1,082,191	1,094,295

Total liabilities and stockholders’ equity	$2,533,503	$2,582,575

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at January 30, 2010	48,286	$483	$451,278	$798,963	$(156,429)	$1,094,295
Comprehensive income:
Net income	—	—	—	24,343	—	24,343
Unrealized gain on interest rate swaps, net of $203 income taxes	—	—	—	—	341	341
Defined benefit expense, net of $688 income taxes	—	—	—	—	1,159	1,159

Total comprehensive income						25,843

Cash dividends	—	—	—	(38,638)	—	(38,638)
Issuance of stock-based compensation	—	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	692	—	—	692
Common stock issued	12	—	—	—	—	—

Balance at May 1, 2010	48,298	$483	$451,969	$784,668	$(154,929)	$1,082,191

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended
	May 1,	May 2,
	2010	2009
Cash flows from operating activities:
Net income	$24,343	544
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Asset impairment and exit costs	219	411
Deferred income tax expense (benefit)	1,093	(248)
Depreciation and amortization expense	36,803	41,060
Stock-based compensation expense	692	45
(Gain) loss on sale of property and equipment	(151)	380
Amortization of deferred gain on sale and leaseback	(657)	(657)
Increase in:
Accounts receivable, net	(20,769)	(13,850)
Merchandise inventory	(99,513)	(53,496)
Prepaid income taxes, expenses and other assets	(6,308)	(23,998)
Increase (decrease) in:
Accounts payable and accrued liabilities	74,435	69,786
Accrued income taxes	(24,321)	(593)
Retirement obligations and other liabilities	(12,236)	5,795

Net cash (used) provided by operating activities	(26,370)	25,179

Cash flows from investing activities:
Purchases of property and equipment	(9,980)	(20,361)
Proceeds from sales of property and equipment	8	5
Proceeds from sales of short-term investments	2,500	—

Net cash used by investing activities	(7,472)	(20,356)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(76,156)	(1,137)
Dividends paid	(38,638)	(9,752)
Stock compensation tax benefit (expense)	41	(64)
Cash paid for withholding taxes in lieu of stock-based compensation shares	(42)	(51)

Net cash used by financing activities	(114,795)	(11,004)

Net decrease in cash and cash equivalents	(148,637)	(6,181)
Cash and cash equivalents at beginning of period	585,930	260,134

Cash and cash equivalents at end of period	$437,293	$253,953

Supplemental schedule of noncash investing activities:
Increase (decrease) in property and equipment through accrued purchases	$51	$(7,087)
Increase in property and equipment through assumption of capital leases	4,045	—
See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 30, 2010. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three months ended May 1, 2010 may not be indicative of the operating results that may be expected for the full fiscal year.
     Certain prior period amounts have been reclassified to conform with current year presentation. Previously, the Company presented amounts due from vendors on a gross basis due to systems constraints and the lack of available information. In the current year, the Company has presented amounts due from vendors on a net basis, and revised amounts presented for the three months ended May 2, 2009 on the cash flow statement for comparability purposes. The revision had no impact on net income, working capital, cash flows from operating activities, or stockholders’ equity for the three months ended May 2, 2009.
(2) Comprehensive Income
     The following table sets forth the computation of comprehensive income:

	Three Months Ended
	May 1,	May 2,
	2010	2009
	(dollars in thousands)
Net income	$24,343	$544
Other comprehensive income:
Unrealized gain on investments, net of $92 income taxes for the three months ended May 2, 2009.	—	154
Unrealized gain on interest rate swaps, net of $203 and $86 income taxes for the three months ended May 1, 2010 and May 2, 2009, respectively.	341	145
Defined benefit expense, net of $688 and $1,279 income taxes for the three months ended May 1, 2010 and May 2, 2009, respectively.	1,159	2,154

Other comprehensive income	1,500	2,453

Total comprehensive income	$25,843	$2,997

(3) Accumulated Other Comprehensive Loss
     The following table sets forth the components of accumulated other comprehensive loss:

	May 1,	January 30,
	2010	2010
	(dollars in thousands)
Unrealized loss on interest rate swap, net of $2,586 and $2,789 income taxes as of May 1, 2010 and January 30, 2010, respectively.	(4,273)	(4,614)
Defined benefit plans, net of $90,033 and $90,721 income taxes as of May 1, 2010 and January 30, 2010, respectively.	(150,656)	(151,815)

Accumulated other comprehensive loss	$(154,929)	$(156,429)

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(4) Fair Value Measurements
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
     As of May 1, 2010, the Company held an interest rate swap that is required to be measured at fair value on a recurring basis. The Company has entered into interest rate swap agreements with financial institutions to manage the exposure to changes in interest rates. The fair value of interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreement, taking into account the current creditworthiness of the swap counterparties. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented. Additionally, the change in the fair value of a swap designated as a cash flow hedge is marked to market through accumulated other comprehensive income (loss).
     The Company’s interest rate swap measured at fair value on a recurring basis was $6.9 million and $7.4 million at May 1, 2010 and January 30, 2010, respectively. The Company classifies these measurements as Level 2.
     Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to long-lived assets are determined using expected future cash flow analyses. The Company classifies these measurements as Level 3. There were no material impairments of property and equipment for the three months ended May 1, 2010 and May 2, 2009.
     The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the consolidated balance sheets. These included the Company’s auction rate security (“ARS”) and fixed rate long-term debt.

	May 1, 2010		January 30, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(dollars in thousands)
Financial assets
Auction rate security (a)	$6,850	$6,850	$9,350	$9,350

Financial liabilities
Long-term debt (excluding capitalized leases) (b)	$592,780	$581,327	$667,780	$647,287

(a)	Amounts represent held-to-maturity ARS backed by student loans, which are 97% guaranteed under the Federal Family Education Loan Program, and carries the highest credit ratings of AAA.

(b)	Represents the sum of fixed rate and variable rate long-term debt excluding capitalized leases.
     As of May 1, 2010, the par value of the ARS was $6.9 million and the estimated fair value was $6.9 million. The fair value of the ARS is estimated using Level 3 inputs as a result of the lack of frequent trading in these securities. The ARS fair value determination used an income-approach considering factors that reflect assumptions market participants would use in pricing, including: the collateralization underlying the investment; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market. The Company has no reason to believe that the underlying issuer of the ARS is presently at risk or that the underlying credit quality of the assets backing the ARS investment has been impacted by the reduced liquidity of this investment.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.
(5) Asset Impairment and Exit Costs
     During the three months ended May 1, 2010, the Company recorded $0.2 million related to real estate holding costs and the impairment of certain assets. During the three months ended May 2, 2009, the Company recorded $0.2 million in exit costs comprised primarily of severance costs associated with the planned outsourcing of certain information technology and support functions along with $0.2 million for the impairment of certain assets.
(6) Borrowings
     During the three months ended May 1, 2010, the Company made a $75.0 million discretionary payment toward the principal value of the $325.0 million term loan under the credit facility that was outstanding at the end of fiscal year 2010.
(7) Pension and Postretirement Benefits
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
     The Company also provides postretirement medical and life insurance benefits to certain retired full-time employees.
     The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	May 1,	May 2,	May 1,	May 2,	May 1,	May 2,
	2010	2009	2010	2009	2010	2009
			(dollars in thousands)
Service cost	$—	$—	$18	$32	$37	$33
Interest cost	6,517	6,649	155	157	340	406
Expected return on plan assets	(6,550)	(5,527)	—	—	—	—
Amortization of transition obligation	—	—	—	—	66	65
Amortization of prior service cost	—	124	—	—	—	—
Amortization of net loss	1,753	3,234	36	—	(8)	10

Net periodic benefit expense	$1,720	$4,480	$209	$189	$435	$514

     The Company made a $14.3 million discretionary contribution to its Pension Plan on April 22, 2010, and expects to make additional discretionary contributions totaling approximately $40.0 million to the Pension Plan before January 29, 2011.
(8) Earnings per Share
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the effect of contingently issuable stock-based compensation awards with performance vesting conditions as being outstanding at the beginning of the period in which all vesting conditions are met. The Company had no dilutive securities for the three months ended May 1, 2010, and for the three months ended May 2, 2009, therefore basic and diluted EPS are the same.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(9) Repurchase of Common Stock
     On April 1, 2010, the Company’s Board of Directors approved a self-tender offer to purchase up to 2,880,000 shares of common stock at a price of $26.00 per share. The tender offer was initiated on April 21, 2010, and on May 19, 2010, the Company accepted for purchase 1,482,822 shares of Class A and 494,719 shares of Class B common stock for $51.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned mainline department store business in the United States. As of May 1, 2010, the Company had 306 stores in 16 states, located primarily in the southern United States. The Company generated revenues of $3.3 billion for the fiscal year ended January 30, 2010, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.
     The following discussion, which presents the results of the Company, should be read in conjunction with the Company’s consolidated financial statements as of January 30, 2010, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.
     The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2011” refer to the fiscal year that will end January 29, 2011 and all references to “fiscal year 2010” refer to the fiscal year ended January 30, 2010.
     The Company’s revenues increased 5.7% in the first quarter of fiscal year 2011 to $803.9 million due primarily to an increase in overall consumer spending and enhanced merchandising and marketing programs. Comparable store revenues increased 6.4%. Comparable store revenue includes stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Operating income increased to $49.9 million in the first quarter of fiscal year 2011 compared to $13.4 million during the same period in fiscal year 2010. Net income increased to $24.3 million or $0.50 per basic and diluted share in the first quarter of fiscal year 2011 compared to $0.5 million or $0.01 per basic and diluted share during the same period in fiscal year 2010. The increase in net income was due primarily to continued positive results from strategic initiatives focused on sales and margin performance.
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

	Three Months Ended
	May 1,	May 2,
	2010	2009
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%
Cost of goods sold (including occupancy, distribution and buying expenses)	66.7	69.9
Selling, general and administrative expenses	27.1	28.3
Gain on sale of property and equipment	0.1	—
Asset impairment and exit costs	—	0.1
Operating income	6.2	1.8
Interest expense, net	1.6	1.7
Income before income taxes	4.6	0.1
Income tax expense	1.6	—
Net income	3.0	0.1

Comparable store net revenue increase (decrease)	6.4	(7.7)
Revenues
     The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes for the periods as reflected in the table below.

	Three Months Ended
	May 1,	May 2,
Merchandise Areas	2010	2009
Women’s	38%	39%
Cosmetics, Shoes and Accessories	33	33
Men’s	15	14
Home	7	8
Children’s	7	6

Total	100%	100%

Comparison of the Three Months Ended May 1, 2010 and May 2, 2009
     Revenues. The Company’s revenues for the three months ended May 1, 2010 increased 5.7%, or $43.0 million, to $803.9 million from $760.9 million during the same period in fiscal year 2010. The increase is primarily attributable to a 6.4% increase in revenues from comparable stores and a $1.9 million increase in revenues due to new stores, partially offset by a decrease in revenues from closed stores of $3.9 million.
     Cost of goods sold. Cost of goods sold was $536.6 million, or 66.7% of revenues, for the three months ended May 1, 2010 compared to $532.1 million, or 69.9% of revenues, for the same period in fiscal year 2010. The decrease in cost of goods sold as a percentage of revenues was primarily attributable to reduced markdown activity for the three months ended May 1, 2010.
     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $218.0 million, or 27.1% of revenues for the three months ended May 1, 2010, compared to $215.3 million, or 28.3% of revenues for the same period in fiscal year 2010. The increase in SG&A expenses was primarily due to an increase in advertising expenses, partially offset by reductions in depreciation, payroll and employee benefits for the three months ended May 1, 2010. The improvement in SG&A expenses as a percentage of revenues is the result of the 6.4% increase in comparable store revenues, while SG&A expense only slightly increased.
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
Liquidity and Capital Resources
     The Company’s primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under debt facilities, which consist of a $600.0 million credit facility that matures in October 2011 and $325.0 million in senior notes. During the first quarter of fiscal year 2011, the Company made a $75.0 million discretionary payment toward the principal value of the $325.0 million term loan under the credit facility that was outstanding at the end of fiscal year 2010. As of May 1, 2010, the credit facility was comprised of an outstanding $250.0 million term loan and a $350.0 million revolving line of credit.
     The credit facility allows for up to $200.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at May 1, 2010 using LIBOR plus 200 basis points. The credit facility contains restrictive financial covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, divided by pre-tax income plus net interest expense and non-cash charges, such as depreciation, amortization, and impairment charges. At May 1, 2010, the maximum leverage allowed under the credit facility was 4.25, and the calculated leverage ratio was 2.68. The Company was in compliance with all covenants as of May 1, 2010 and expects to remain in compliance with all debt covenants for the next twelve months. As of May 1, 2010, the Company had $35.4 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $314.6 million.
     The senior notes are comprised of an $80.0 million floating rate senior note that has a stated variable interest rate based on three-month LIBOR plus 80.0 basis points, or 1.09% at May 1, 2010, that matures in July 2012. This $80.0 million notional amount has an associated interest rate swap with a fixed interest rate of 5.2%. Additionally, a $20.0 million fixed rate senior note that bears interest of 5.05% matures in July 2012, a $100.0 million fixed rate senior note that bears interest of 5.31% matures in July 2015, and a $125.0 million fixed rate senior note that bears interest of 6.2% matures in August 2017. The senior notes have restrictive covenants that are similar to the Company’s credit facility. Additionally, the Company has a $17.8 million, 20-year variable rate, 0.3% at May 1, 2010, state bond facility which matures in October 2025.
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
     The Company’s exposure to derivative instruments was limited to one interest rate swap as of May 1, 2010, an $80.0 million notional amount swap, which has a fixed interest rate of 5.2% and expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note.
     Management believes that cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, common stock repurchases, dividends, capital expenditures, pension contributions and debt service requirements for the next twelve months and foreseeable future.
     Net cash used by operating activities was $26.4 million for the three months ended May 1, 2010 compared to $25.2 million provided for the same period in fiscal year 2010. The decrease in cash flows from operating activities for the three months ended May 1, 2010 was principally due to the incremental increase in inventory resulting from a larger year over year seasonal build of inventory to support current sales trends, a $24.6 million increase in income taxes paid in fiscal year 2011 primarily as a result of the fiscal year 2010 net income, and a $14.3 million discretionary defined benefit plan contribution in fiscal year 2011, partially offset by a $23.8 million increase in net income for the current year period.
     Net cash used by investing activities was $7.5 million for the three months ended May 1, 2010 compared to $20.4 million for the same period in fiscal year 2010. The decrease in cash used by investing activities primarily resulted from reduced purchases of property and equipment for the three months ended May 1, 2010.
     Net cash used by financing activities was $114.8 million for the three months ended May 1, 2010 compared to $11.0 million for the same period in fiscal year 2010. The increase in cash used by financing activities was primarily due to the $75.0 million discretionary payment on the credit facility term loan and a $28.9 million increase in dividends paid in the first quarter of fiscal year 2011 compared to the same period in fiscal year 2010.
Contractual Obligations and Commercial Commitments
     A table representing the scheduled maturities of the Company’s contractual obligations and commercial commitments as of January 30, 2010 was included under the heading “Contractual Obligations and Commercial Commitments” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010. There have been no material changes from the information included in the Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three months ended May 1, 2010 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on April 14, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Reserved
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

BELK, INC.
Dated: June 8, 2010	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley
Brian T. Marley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)