Form 10-Q
period 2010-07-31
BELK INC
filed 2010-09-08
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At August 31, 2010, the registrant had issued and outstanding 45,417,003 shares of class A common stock and 926,931 shares of class B common stock.

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

•
Our ability to comply with debt covenants which could adversely affect our capital resources, financial condition and liquidity and our ability to re-finance existing debt as necessary on acceptable terms;

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Revenues	$787,697	$760,261	$1,591,610	$1,521,155
Cost of goods sold (including occupancy, distribution and buying expenses)	532,066	522,368	1,068,617	1,054,460
Selling, general and administrative expenses	225,337	211,128	443,356	426,405
Gain on sale of property and equipment	985	636	1,793	913
Asset impairment and exit costs	1,059	680	1,277	1,091

Operating income	30,220	26,721	80,153	40,112
Interest expense, net	(12,571)	(12,767)	(25,504)	(25,327)

Income before income taxes	17,649	13,954	54,649	14,785
Income tax expense	5,200	4,544	17,857	4,831

Net income	$12,449	$9,410	$36,792	$9,954

Basic and diluted net income per share	$0.27	$0.19	$0.77	$0.20

Weighted average shares outstanding:
Basic	46,704,496	48,471,830	47,499,816	48,615,089
Diluted	46,706,537	48,471,830	47,500,837	48,615,089
See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	July 31,	January 30,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$406,548	$585,930
Short-term investments	—	2,500
Accounts receivable, net	37,585	22,427
Merchandise inventory	796,905	775,342
Prepaid income taxes, expenses and other current assets	30,908	24,902

Total current assets	1,271,946	1,411,101
Investment securities	6,850	6,850
Property and equipment, net of accumulated depreciation and amortization of $1,306,120 and $1,245,816 as of July 31, 2010 and January 30, 2010, respectively	979,973	1,009,250
Deferred income taxes	116,075	117,827
Other assets	40,034	37,547

Total assets	$2,414,878	$2,582,575

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$240,244	$243,995
Accrued liabilities	149,145	125,599
Accrued income taxes	—	35,775
Deferred income taxes	16,645	16,079
Current installments of long-term debt and capital lease obligations	4,357	3,419

Total current liabilities	410,391	424,867
Long-term debt and capital lease obligations, excluding current installments	611,228	685,437
Interest rate swap liability	6,986	7,403
Retirement obligations and other noncurrent liabilities	338,495	370,573

Total liabilities	1,367,100	1,488,280

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 46.3 and 48.3 million shares issued and outstanding as of July 31, 2010 and January 30, 2010, respectively	463	483
Paid-in capital	404,048	451,278
Retained earnings	797,117	798,963
Accumulated other comprehensive loss	(153,850)	(156,429)

Total stockholders’ equity	1,047,778	1,094,295

Total liabilities and stockholders’ equity	$2,414,878	$2,582,575

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at January 30, 2010	48,286	$483	$451,278	$798,963	$(156,429)	$1,094,295
Comprehensive income:
Net income	—	—	—	36,792	—	36,792
Unrealized gain on interest rate swaps, net of $156 income taxes	—	—	—	—	262	262
Defined benefit expense, net of $1,376 income taxes	—	—	—	—	2,317	2,317

Total comprehensive income						39,371

Cash dividends	—	—	—	(38,638)	—	(38,638)
Issuance of stock-based compensation	—	—	(43)	—	—	(43)
Stock-based compensation expense	—	—	3,670	—	—	3,670
Common stock issued	36	—	539	—	—	539
Repurchase and retirement of common stock	(1,978)	(20)	(51,396)	—	—	(51,416)

Balance at July 31, 2010	46,344	$463	$404,048	$797,117	$(153,850)	$1,047,778

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended
	July 31,	August 1,
	2010	2009
Cash flows from operating activities:
Net income	$36,792	$9,954
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and exit costs	1,277	1,091
Deferred income tax expense (benefit)	1,299	(564)
Depreciation and amortization expense	72,708	81,453
Stock-based compensation expense	3,670	99
(Gain) loss on sale of property and equipment	(478)	402
Amortization of deferred gain on sale and leaseback	(1,315)	(1,315)
(Increase) decrease in:
Accounts receivable, net	(15,091)	(5,846)
Merchandise inventory	(21,563)	71,728
Prepaid income taxes, expenses and other assets	(10,934)	(25,710)
Increase (decrease) in:
Accounts payable and accrued liabilities	10,787	24,853
Accrued income taxes	(35,775)	(681)
Retirement obligations and other liabilities	(26,494)	8,596

Net cash provided by operating activities	14,883	164,060

Cash flows from investing activities:
Purchases of property and equipment	(29,787)	(29,700)
Proceeds from sales of property and equipment	434	39
Proceeds from sales of short-term investments	2,500	900

Net cash used by investing activities	(26,853)	(28,761)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(77,315)	(2,300)
Repurchase and retirement of common stock	(51,416)	(5,950)
Dividends paid	(38,638)	(9,752)
Stock compensation tax benefit (expense)	41	(64)
Cash paid for withholding taxes in lieu of stock-based compensation shares	(84)	(51)

Net cash used by financing activities	(167,412)	(18,117)

Net (decrease) increase in cash and cash equivalents	(179,382)	117,182
Cash and cash equivalents at beginning of period	585,930	260,134

Cash and cash equivalents at end of period	$406,548	$377,316

Supplemental schedule of noncash investing activities:
Increase (decrease) in property and equipment through accrued purchases	$9,530	$(8,079)
Increase in property and equipment through assumption of capital leases	4,045	—
See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 30, 2010. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three and six months ended July 31, 2010 may not be indicative of the operating results that may be expected for the full fiscal year.
     Certain prior period amounts have been reclassified to conform to current year presentation. Previously, the Company presented amounts due from vendors on a gross basis due to systems constraints and the lack of available information. In the current year, the Company has presented amounts due from vendors on a net basis, and revised amounts presented for the six months ended August 1, 2009 on the cash flow statement for comparability purposes. The revision had no impact on net income, working capital, cash flows from operating activities, or stockholders’ equity for the six months ended August 1, 2009.
(2) Comprehensive Income
     The following table sets forth the computation of comprehensive income:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Net income	$12,449	$9,410	$36,792	$9,954
Other comprehensive income:
Unrealized gain on investments, net of $113 and $205 income taxes for the three and six months ended August 1, 2009, respectively.	—	191	—	345
Unrealized (loss) gain on interest rate swaps, net of $47 and $156 income taxes for the three and six months ended July 31, 2010, respectively and $230 and $316 income taxes for the three and six months ended August 1, 2009, respectively.	(79)	388	262	533
Defined benefit expense, net of $688 and $1,376 income taxes for the three and six months ended July 31, 2010, respectively and $1,278 and $2,557 income taxes for the three and six months ended August 1, 2009, respectively.	1,159	2,154	2,317	4,308

Other comprehensive income	1,080	2,733	2,579	5,186

Total comprehensive income	$13,529	$12,143	$39,371	$15,140

(3) Accumulated Other Comprehensive Loss
     The following table sets forth the components of accumulated other comprehensive loss:

	July 31,	January 30,
	2010	2010
	(dollars in thousands)
Unrealized loss on interest rate swap, net of $2,633 and $2,789 income taxes as of July 31, 2010 and January 30, 2010, respectively.	$(4,352)	$(4,614)
Defined benefit plans, net of $89,345 and $90,721 income taxes as of July 31, 2010 and January 30, 2010, respectively.	(149,498)	(151,815)

Accumulated other comprehensive loss	$(153,850)	$(156,429)

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
     As of July 31, 2010, the Company held an interest rate swap that is required to be measured at fair value on a recurring basis. The Company enters into interest rate swap agreements with financial institutions to manage the exposure to changes in interest rates. The fair value of interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreement, taking into account the current creditworthiness of the swap counterparties. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented. Additionally, the change in the fair value of a swap designated as a cash flow hedge is marked to market through accumulated other comprehensive income (loss).
     The Company’s interest rate swap measured at fair value on a recurring basis was $7.0 million and $7.4 million at July 31, 2010 and January 30, 2010, respectively. The Company classifies these measurements as Level 2.
     Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when measuring for impairment). The fair value measurements related to long-lived assets are determined using expected future cash flow analyses. The Company classifies these measurements as Level 3.
     The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the consolidated balance sheets. These included the Company’s auction rate security (“ARS”) and fixed rate long-term debt.

	July 31, 2010		January 30, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(dollars in thousands)
Financial assets
Auction rate security (a)	$6,850	$6,850	$9,350	$9,350

Financial liabilities
Long-term debt (excluding capitalized leases) (b)	$592,780	$593,316	$667,780	$647,287

(a)	Amounts represent held-to-maturity ARS backed by student loans, which are 97% guaranteed under the Federal Family Education Loan Program, and carries the highest credit ratings of AAA.

(b)	Represents the sum of fixed rate and variable rate long-term debt excluding capitalized leases.
     As of July 31, 2010, the par value of the ARS was $6.9 million and the estimated fair value was $6.9 million. The fair value of the ARS is estimated using Level 3 inputs as a result of the lack of frequent trading in these securities. The ARS fair value determination used an income-approach considering factors that reflect assumptions market participants would use in pricing, including: the collateralization underlying the investment; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market. The Company has no reason to believe that the underlying issuer of the ARS is presently at risk or that the underlying credit quality of the assets backing the ARS investment has been impacted by the reduced liquidity of this investment.
     The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(5) Asset Impairment and Exit Costs
     During the three and six months ended July 31, 2010, the Company recorded $0.9 million in impairment charges to adjust two retail locations’ net book values to fair value. During the three months ended August 1, 2009, the Company recorded $0.6 million in exit costs comprised primarily of severance costs associated with the planned closing of two stores. During the six months ended August 1, 2009, the Company recorded $0.8 million in exit costs comprised primarily of severance costs associated with the outsourcing of certain information technology and support functions as well as the closing of two stores.
(6) Borrowings
     During the three months ended May 1, 2010, the Company made a $75.0 million discretionary payment toward the outstanding term loan under the credit facility. At July 31, 2010, the term loan had an outstanding balance of $250.0 million.
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
     The Company has a non-qualified defined benefit Supplemental Executive Retirement Plan (“Old SERP”), which provides retirement and death benefits to certain qualified executives. Old SERP has been closed to new executives and has been replaced by the 2004 Supplemental Executive Retirement Plan (“2004 SERP”), a non-qualified defined contribution plan.
     The Company also provides postretirement medical and life insurance benefits to certain retired full-time employees.
     The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	July 31,	August 1,	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009	2010	2009
			(dollars in thousands)
Service cost	$—	$—	$18	$46	$37	$33
Interest cost	6,517	6,649	155	229	340	406
Expected return on plan assets	(6,550)	(5,527)	—	—	—	—
Amortization of transition obligation	—	—	—	—	66	65
Amortization of prior service cost	—	124	—	—	—	—
Amortization of net loss	1,753	3,234	36	—	(8)	10

Net periodic benefit expense	$1,720	$4,480	$209	$275	$435	$514

	Six Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	July 31,	August 1,	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009	2010	2009
			(dollars in thousands)
Service cost	$—	$—	$36	$78	$75	$66
Interest cost	13,035	13,298	309	386	680	812
Expected return on plan assets	(13,100)	(11,055)	—	—	—	—
Amortization of transition obligation	—	—	—	—	131	131
Amortization of prior service cost	—	248	—	—	—	—
Amortization of net loss	3,505	6,467	72	—	(15)	19

Net periodic benefit expense	$3,440	$8,958	$417	$464	$871	$1,028

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The Company made a $14.3 million discretionary contribution to its Pension Plan on both April 22, 2010 and June 14, 2010, and expects to make additional discretionary contributions totaling approximately $30.0 million to the Pension Plan before January 29, 2011.
(8) Earnings per Share
     Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the effect of contingently issuable stock-based compensation awards with performance vesting conditions as being outstanding at the beginning of the period in which all vesting conditions are met. If all necessary conditions have not been satisfied by the end of the period, the contingently issuable shares included in diluted EPS are based on the number of dilutive shares that would be issuable if the end of the reporting period were the end of the contingency period. Contingently-issuable non-vested share awards are included in the diluted EPS calculation as of the beginning of the period (or as of the date of the contingent share agreement, if later).
     The reconciliation of basic and diluted shares for the three and six months ended July 31, 2010 and August 1, 2009, are as follows:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Basic Shares	46,704,496	48,471,830	47,499,816	48,615,089
Dilutive contingently-issuable non-vested share awards	2,041	—	1,021	—

Diluted Shares	46,706,537	48,471,830	47,500,837	48,615,089

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
     Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned mainline department store business in the United States. As of July 31, 2010, the Company had 306 stores in 16 states, located primarily in the southern United States. The Company generated revenues of $3.3 billion for the fiscal year ended January 30, 2010, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.
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
     The Company’s revenues increased 3.6% in the second quarter of fiscal year 2011 to $787.7 million due primarily to an increase in overall consumer spending and enhanced merchandising and marketing programs. Comparable store revenues increased 4.1%. Comparable store revenue includes stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Operating income increased to $30.2 million in the second quarter of fiscal year 2011 compared to $26.7 million during the same period in fiscal year 2010. Net income increased to $12.4 million or $0.27 per basic and diluted share in the second quarter of fiscal year 2011 compared to $9.4 million or $0.19 per basic and diluted share during the same period in fiscal year 2010. The increase in net income was due primarily to continued positive results from initiatives focused on sales and margin performance.
     The Company’s revenues increased 4.6% in the first six months of fiscal year 2011 to $1,591.6 million. Comparable store sales increased 5.3%. Operating income increased to $80.2 million in the first six months of fiscal year 2011 compared to $40.1 million during the same period in fiscal year 2010. Net income increased to $36.8 million or $0.77 per basic and diluted share compared to $10.0 million or $0.20 per basic and diluted share during the same period in fiscal year 2010. The increase in net income was due primarily to continued positive results from initiatives focused on sales and margin performance.
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

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (including occupancy, distribution and buying expenses)	67.5	68.7	67.1	69.3
Selling, general and administrative expenses	28.6	27.8	27.9	28.0
Gain on sale of property and equipment	0.1	0.1	0.1	0.1
Asset impairment and exit costs	0.1	0.1	0.1	0.1
Operating income	3.8	3.5	5.0	2.6
Interest expense, net	1.6	1.7	1.6	1.7
Income before income taxes	2.2	1.8	3.4	1.0
Income tax expense	0.7	0.6	1.1	0.3
Net income	1.6	1.2	2.3	0.7

Comparable store net revenue increase (decrease)	4.1	(9.4)	5.3	(8.5)
Revenues
     The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes for the periods as reflected in the table below.

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
Merchandise Areas	2010	2009	2010	2009
Women’s	40%	41%	39%	40%
Cosmetics, Shoes and Accessories	30	30	32	31
Men’s	17	16	16	15
Home	8	8	7	8
Children’s	5	5	6	6

Total	100%	100%	100%	100%

Comparison of the Three and Six Months Ended July 31, 2010 and August 1, 2009
     Revenues. The Company’s revenues for the three months ended July 31, 2010 increased 3.6%, or $27.4 million, to $787.7 million from $760.3 million during the same period in fiscal year 2010. The increase is primarily attributable to a 4.1% increase in revenues from comparable stores and a $1.2 million increase in revenues from new stores, partially offset by a decrease in revenues from closed stores of $5.0 million.

     The Company’s revenues for the six months ended July 31, 2010 increased 4.6%, or $70.5 million, to $1,591.6 million from $1,521.2 million during the same period in fiscal year 2010. The increase is primarily attributable to a 5.3% increase in revenues from comparable stores and a $3.1 million increase in revenues from new stores, partially offset by a decrease in revenues from closed stores of $8.9 million.
     Cost of goods sold. Cost of goods sold was $532.1 million, or 67.5% of revenues, for the three months ended July 31, 2010 compared to $522.4 million, or 68.7% of revenues, for the same period in fiscal year 2010. The decrease in cost of goods sold as a percentage of revenues was primarily attributable to reduced markdown activity for the three months ended July 31, 2010, partially offset by increased buying expenses related to the Company’s merchandising initiatives.
     Cost of goods sold was $1,068.6 million, or 67.1% of revenues, for the six months ended July 31, 2010 compared to $1,054.5 million, or 69.3% of revenues, for the same period in fiscal year 2010. The decrease in cost of goods sold as a percentage of revenues was primarily attributable to reduced markdown activity for the six months ended July 31, 2010.
     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $225.3 million, or 28.6% of revenues for the three months ended July 31, 2010, compared to $211.1 million, or 27.8% of revenues for the same period in fiscal year 2010. The increase in SG&A expenses was primarily due to an increase in advertising, payroll, and performance based compensation, partially offset by reductions in depreciation and pension expense for the three months ended July 31, 2010. The increase in the SG&A expense rate is primarily the result of an increase in advertising expense as a percentage of revenues and the incremental increase in performance based compensation, partially offset by a decrease in depreciation expense.
     SG&A expenses were $443.4 million, or 27.9% of revenues for the six months ended July 31, 2010, compared to $426.4 million, or 28.0% of revenues for the same period in fiscal year 2010. The increase in SG&A expenses was primarily due to an increase in advertising, payroll, and performance based compensation, partially offset by reductions in depreciation and pension expense for the six months ended July 31, 2010. The SG&A expense rate remained relatively consistent due to the 5.3% increase in comparable store revenues combined with a decrease in depreciation expense, offset by an incremental increase in performance based compensation expense and an increase in advertising expense as a percentage of revenues.
     Income tax expense. Income tax expense for the three months ended July 31, 2010 was $5.2 million compared to $4.5 million for the same period in fiscal year 2010. The effective income tax rate for the three months ended July 31, 2010 was 29.5% compared to 32.6% for the same period in fiscal year 2010. The decrease in the rate was due primarily to the impact of changes in state income tax law that went into effect during the period.
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
Liquidity and Capital Resources
     The Company’s primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under debt facilities, which consist of a $600.0 million credit facility that matures in October 2011 and $325.0 million in senior notes. During the three months ended May 1, 2010, the Company made a $75.0 million discretionary payment toward the outstanding term loan under the credit facility. As of July 31, 2010, the credit facility was comprised of an outstanding $250.0 million term loan and a $350.0 million revolving line of credit.

     The credit facility allows for up to $200.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios, and the interest spread was calculated at July 31, 2010 using LIBOR plus 150 basis points. The credit facility contains restrictive financial covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, divided by pre-tax income plus net interest expense and non-cash charges, such as depreciation, amortization, and impairment charges. At July 31, 2010, the maximum leverage allowed under the credit facility was 4.25, and the calculated leverage ratio was 2.65. The Company was in compliance with all covenants as of July 31, 2010 and expects to remain in compliance with all debt covenants for the next twelve months. As of July 31, 2010, the Company had $35.4 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $314.6 million.
     The senior notes are comprised of an $80.0 million floating rate senior note that has a stated variable interest rate based on three-month LIBOR plus 80.0 basis points, or 1.33% at July 31, 2010, that matures in July 2012. This $80.0 million notional amount has an associated interest rate swap with a fixed interest rate of 5.2%. Additionally, a $20.0 million fixed rate senior note that bears interest of 5.05% matures in July 2012, a $100.0 million fixed rate senior note that bears interest of 5.31% matures in July 2015, and a $125.0 million fixed rate senior note that bears interest of 6.2% matures in August 2017. The senior notes have restrictive covenants that are similar to the Company’s credit facility. Additionally, the Company has a $17.8 million, 20-year variable rate, 0.3% at July 31, 2010, state bond facility which matures in October 2025.
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
     The Company utilizes a derivative financial instrument (interest rate swap agreement) to manage the interest rate risk associated with its borrowings. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. The swap agreement is used to reduce the potential impact of increases in interest rates on variable rate debt. The difference between the fixed rate leg and the variable rate leg of the swap, to be paid or received, is accrued and recognized as an adjustment to interest expense. Additionally, the change in the fair value of a swap designated as a cash flow hedge is marked to market through accumulated other comprehensive income (loss).
     The Company’s exposure to derivative instruments was limited to one interest rate swap as of July 31, 2010, an $80.0 million notional amount swap, which has a fixed interest rate of 5.2% and expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note.
     Management believes that cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension funding and debt service requirements for the next twelve months and foreseeable future.
     Net cash provided by operating activities was $14.9 million for the six months ended July 31, 2010 compared to $164.1 million for the same period in fiscal year 2010. The decrease in cash flows from operating activities for the six months ended July 31, 2010 was principally due to the increase in inventory to support current sales trends, a $39.4 million increase in income taxes paid in fiscal year 2011, and $28.6 million discretionary defined benefit plan contributions in fiscal year 2011, partially offset by a $26.8 million increase in net income for the current year period.
     Net cash used by investing activities was $26.9 million for the six months ended July 31, 2010 compared to $28.8 million for the same period in fiscal year 2010. The decrease in cash used by investing activities primarily resulted from the $2.5 million partial redemption of a short-term investment in the first quarter of fiscal year 2011.
     Net cash used by financing activities was $167.4 million for the six months ended July 31, 2010 compared to $18.1 million for the same period in fiscal year 2010. The increase in cash used by financing activities was primarily due to the $75.0 million discretionary payment on the credit facility term loan, a $45.5 million increase in the repurchase and retirement of common stock, and a $28.9 million increase in dividends paid for fiscal year 2011 compared to the same period in fiscal year 2010.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three and six months ended July 31, 2010 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about purchases of our equity securities during the second quarter of fiscal year 2011.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of	that May Yet Be
			Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced	the
Period	Shares Purchased	per Share	Plans or Programs	Plans or Programs
May 2 — May 29, 2010	1,977,541 (1)	$26.00	1,977,541	—
May 30 — July 3, 2010	—	—	—	—
July 4 — July 31, 2010	—	—	—	—
Total	1,977,541	$26.00	1,977,541	—

(1)
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

10.1	Belk, Inc. 2010 Incentive Stock Plan (incorporated by reference from Exhibit A to the Definitive Proxy Statement filed on April 21, 2010).

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

BELK, INC.
Dated: September 8, 2010	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley
Brian T. Marley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)