Form 10-Q
period 2010-10-30
BELK INC
filed 2010-12-08
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
At November 30, 2010, the registrant had issued and outstanding 45,411,168 shares of class A common stock and 932,766 shares of class B common stock.

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
     Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet, general economic conditions, our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute growth strategies, anticipated benefits from our strategic initiative to strengthen our merchandising and planning organizations, anticipated benefits from the redesign of our belk.com website and our eCommerce fulfillment center, the expected benefit of new systems and technology, anticipated benefits from our acquisitions, the anticipated benefit under our Program Agreement with GE, and customer response to our re-branding. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements.
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

•	Customer response to our re-branding;
•	Unseasonable and extreme weather conditions in our market areas;
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
     For a detailed description of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned “Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 30, 2010 that we filed with the SEC on April 14, 2010 and to Part II, Item 1A of this report. Our other filings with the SEC may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.
     Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, even if future events or new information may impact the validity of such statements.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Revenues	$746,556	$727,988	$2,338,165	$2,249,142
Cost of goods sold (including occupancy, distribution and buying expenses)	515,807	496,473	1,584,425	1,550,933
Selling, general and administrative expenses	227,115	215,771	670,470	642,178
Gain on sale of property and equipment	2,687	639	4,480	1,552
Asset impairment and exit costs	59	(117)	1,337	973
Pension curtailment charge	—	2,719	—	2,719

Operating income	6,262	13,781	86,413	53,891
Interest expense, net	(12,149)	(12,931)	(37,652)	(38,256)
Gain on investments	—	14	—	14

Income (loss) before income taxes	(5,887)	864	48,761	15,649
Income tax (benefit) expense	(1,648)	418	16,208	5,249

Net income (loss)	$(4,239)	$446	$32,553	$10,400

Basic and diluted net income (loss) per share	$(0.09)	$0.01	$0.69	$0.21

Weighted average shares outstanding:
Basic	46,343,934	48,285,713	47,114,522	48,505,297
Diluted	46,343,934	48,285,713	47,116,328	48,505,297
See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	October 30,	January 30,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$329,264	$585,930
Short-term investments	—	2,500
Accounts receivable, net	34,310	22,427
Merchandise inventory	1,078,851	775,342
Prepaid income taxes, expenses and other current assets	39,573	24,902

Total current assets	1,481,998	1,411,101
Investment securities	6,850	6,850
Property and equipment, net of accumulated depreciation and amortization of $1,319,233 and $1,245,816 as of October 30, 2010 and January 30, 2010, respectively	977,590	1,009,250
Deferred income taxes	114,711	117,827
Other assets	42,477	37,547

Total assets	$2,623,626	$2,582,575

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$439,320	$243,995
Accrued liabilities	176,574	125,599
Accrued income taxes	—	35,775
Deferred income taxes	18,932	16,079
Current installments of long-term debt and capital lease obligations	79,235	3,419

Total current liabilities	714,061	424,867
Long-term debt and capital lease obligations, excluding current installments	535,163	685,437
Interest rate swap liability	6,454	7,403
Retirement obligations and other noncurrent liabilities	320,406	370,573

Total liabilities	1,576,084	1,488,280

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 46.3 and 48.3 million shares issued and outstanding as of October 30, 2010 and January 30, 2010, respectively	463	483
Paid-in capital	406,559	451,278
Retained earnings	792,878	798,963
Accumulated other comprehensive loss	(152,358)	(156,429)

Total stockholders’ equity	1,047,542	1,094,295

Total liabilities and stockholders’ equity	$2,623,626	$2,582,575

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at January 30, 2010	48,286	$483	$451,278	$798,963	$(156,429)	$1,094,295
Comprehensive income:
Net income	—	—	—	32,553	—	32,553
Unrealized gain on interest rate swaps, net of $354 income taxes	—	—	—	—	595	595
Defined benefit expense, net of $2,063 income taxes	—	—	—	—	3,476	3,476

Total comprehensive income						36,624

Cash dividends	—	—	—	(38,638)	—	(38,638)
Issuance of stock-based compensation	—	—	(43)	—	—	(43)
Stock-based compensation expense	—	—	6,181	—	—	6,181
Common stock issued	36	—	539	—	—	539
Repurchase and retirement of common stock	(1,978)	(20)	(51,396)	—	—	(51,416)

Balance at October 30, 2010	46,344	$463	$406,559	$792,878	$(152,358)	$1,047,542

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended
	October 30,	October 31,
	2010	2009
Cash flows from operating activities:
Net income	$32,553	$10,400
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Asset impairment and exit costs	1,337	973
Deferred income tax expense	4,125	16,051
Depreciation and amortization expense	106,399	121,558
Stock-based compensation expense	6,181	139
Pension curtailment charge	—	2,719
(Gain) loss on sale of property and equipment	(2,508)	420
Amortization of deferred gain on sale and leaseback	(1,972)	(1,972)
Gain on investments	—	(14)
(Increase) decrease in:
Accounts receivable, net	(7,464)	10,367
Merchandise inventory	(303,510)	(187,646)
Prepaid income taxes, expenses and other assets	(22,712)	(22,305)
Increase (decrease) in:
Accounts payable and accrued liabilities	237,783	233,090
Accrued income taxes	(35,775)	(681)
Retirement obligations and other liabilities	(41,731)	(29,050)

Net cash (used) provided by operating activities	(27,294)	154,049

Cash flows from investing activities:
Purchases of property and equipment	(63,705)	(36,587)
Proceeds from sales of property and equipment	434	70
Proceeds from sales of short-term investments	2,500	900

Net cash used by investing activities	(60,771)	(35,617)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(78,504)	(3,481)
Repurchase and retirement of common stock	(51,416)	(5,950)
Dividends paid	(38,638)	(9,752)
Stock compensation tax benefit (expense)	41	(64)
Cash paid for withholding taxes in lieu of stock-based compensation shares	(84)	(51)

Net cash used by financing activities	(168,601)	(19,298)

Net (decrease) increase in cash and cash equivalents	(256,666)	99,134
Cash and cash equivalents at beginning of period	585,930	260,134

Cash and cash equivalents at end of period	$329,264	$359,268

Supplemental schedule of noncash investing activities:
Increase (decrease) in property and equipment through accrued purchases	$9,089	$(8,232)
Increase in property and equipment through assumption of capital leases	4,045	—
See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 30, 2010. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three and nine months ended October 30, 2010 may not be indicative of the operating results that may be expected for the full fiscal year.
     Certain prior period amounts have been reclassified to conform to current year presentation. Previously, the Company presented amounts due from vendors on a gross basis due to systems constraints and the lack of available information. In the current year, the Company has presented amounts due from vendors on a net basis, and revised amounts presented for the nine months ended October 31, 2009 on the cash flow statement for comparability purposes. The revision had no impact on net income, working capital, cash flows from operating activities, or stockholders’ equity for the nine months ended October 31, 2009.
(2)	Comprehensive Income (Loss)
     The following table sets forth the computation of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)

Net income (loss)	$(4,239)	$446	$32,553	$10,400
Other comprehensive income:

Unrealized gain on investments, net of $17 and $222 income taxes for the three and nine months ended October 31, 2009, respectively.	—	29	—	374

Unrealized gain (loss) on interest rate swaps, net of $198 and $354 income taxes for the three and nine months ended October 30, 2010, respectively and $83 and $233 income taxes for the three and nine months ended October 31, 2009, respectively.	333	(141)	595	392

Defined benefit expense, net of $688 and $2,063 income taxes for the three and nine months ended October 30, 2010, respectively and $1,279 and $3,836 income taxes for the three and nine months ended October 31, 2009, respectively.	1,159	2,154	3,476	6,462

Pension curtailment charge, net of $1,013 income taxes for the three and nine months ended October 31, 2009.	—	1,706	—	1,706

Other comprehensive income	1,492	3,748	4,071	8,934

Total comprehensive income (loss)	$(2,747)	$4,194	$36,624	$19,334

(3) Accumulated Other Comprehensive Loss
     The following table sets forth the components of accumulated other comprehensive loss:

	October 30, 2010	January 30, 2010
	(dollars in thousands)

Unrealized loss on interest rate swap, net of $2,435 and $2,789 income taxes as of October 30, 2010 and January 30, 2010, respectively.	$(4,019)	$(4,614)
Defined benefit plans, net of $88,658 and $90,721 income taxes as of October 30, 2010 and January 30, 2010, respectively.	(148,339)	(151,815)

Accumulated other comprehensive loss	$(152,358)	$(156,429)

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
     As of October 30, 2010, the Company held an interest rate swap that is required to be measured at fair value on a recurring basis. The Company enters into interest rate swap agreements with financial institutions to manage the exposure to changes in interest rates. The fair value of interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreement, taking into account the current creditworthiness of the swap counterparties. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented. Additionally, the change in the fair value of a swap designated as a cash flow hedge is marked to market through accumulated other comprehensive income (loss).
     The Company’s interest rate swap measured at fair value on a recurring basis was $6.5 million and $7.4 million at October 30, 2010 and January 30, 2010, respectively. The Company classifies these measurements as Level 2.
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

	October 30, 2010		January 30, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(dollars in thousands)
Financial assets
Auction rate security (a)	$6,850	$6,850	$9,350	$9,350

Financial liabilities
Long-term debt (excluding capitalized leases) (b)	$592,780	$602,916	$667,780	$647,287

(a)	Amounts represent held-to-maturity ARS backed by student loans, which are 97% guaranteed under the Federal Family Education Loan Program, and carries the highest credit ratings of AAA.

(b)	Represents the sum of fixed rate and variable rate long-term debt excluding capitalized leases.
     As of October 30, 2010, the par value of the ARS was $6.9 million and the estimated fair value was $6.9 million. The fair value of the ARS is estimated using Level 3 inputs as a result of the lack of frequent trading in these securities. The ARS fair value determination used an income-approach considering factors that reflect assumptions market participants would use in pricing, including: the collateralization underlying the investment; the creditworthiness of the counterparty; expected future cash flows, including the next time the security is expected to have a successful auction; and risks associated with the uncertainties in the current market. The Company has no reason to believe that the underlying issuer of the ARS is presently at risk or that the underlying credit quality of the assets backing the ARS investment has been impacted by the reduced liquidity of this investment.
     The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(5) Asset Impairment and Exit Costs
     During the three and nine months ended October 30, 2010, the Company recorded a $3.5 million charge for real estate holding costs, offset by a $3.5 million revision to a previously estimated lease buyout reserve. In addition, during the nine months ended October 30, 2010, the Company recorded $0.9 million in impairment charges to adjust two retail locations’ net book values to fair value.
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
(6) Borrowings
     As of October 30, 2010, the credit facility was comprised of an outstanding $250.0 million term loan and a $350.0 million revolving line of credit that was to mature in October 2011. This facility was refinanced on November 23, 2010. Under the new credit facility, the Company has a $350.0 million revolving line of credit and a $125.0 million term loan maturing November 2015. The refinanced credit facility allows for up to $250.0 million of outstanding letters of credit. Amounts outstanding under the credit facility bear interest at a base rate, being the higher of the prime rate or the federal funds rate plus 0.5% or LIBOR plus 1.0%, or LIBOR plus a LIBOR rate margin, at the Company’s choice. The LIBOR rate margin, currently 1.50%, is based upon the leverage ratio. The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, by pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. The maximum leverage covenant ratio decreased from 4.25 under the previous facility to 4.0 under the new facility. The Company was in compliance with all covenants at the end of third quarter fiscal year 2011 and does not anticipate non-compliance with any debt covenants during the remainder of fiscal year 2011 or fiscal year 2012.
     During the three months ended May 1, 2010, the Company made a $75.0 million discretionary payment toward the outstanding term loan under the credit facility. An additional discretionary payment of $125.0 million was made on November 23, 2010, of which cash on hand of $75.0 million was used and reclassified from long-term to short-term debt as of October 30, 2010. The remaining $50.0 million was funded by an agreement entered into by the Company on November 23, 2010 where we issued a $50.0 million, 5.70% fixed rate, 10-year note.
(7) Sale of Properties
     During the third quarter of fiscal year 2011, the Company increased the carrying value of a previously impaired store location, which resulted in an adjustment of $1.4 million.
(8) Income Taxes
     During the three months ended October 31, 2010, the effective income tax rate was 28.0% compared to 48.4% for the three months ended October 31, 2009. The decrease in the rate was due primarily to a prior year $0.1 million adjustment relating to work opportunity tax credits, which had a large impact on the effective tax rate due to the relatively small amount of pre-tax income for the period. In addition for the three months ended October 31, 2010, there was an adjustment of $0.3 million from the Company’s January 30, 2010 income tax provision to the income tax returns filed primarily due to estimates of work opportunity tax credits.

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
     The Company also provides postretirement medical and life insurance benefits to certain retired full-time employees.
     The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	October 30,	October 31,	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009	2010	2009
	(dollars in thousands)
Service cost	$—	$—	$18	$17	$37	$33
Interest cost	6,517	6,649	155	86	340	406
Expected return on plan assets	(6,550)	(5,527)	—	—	—	—
Amortization of transition obligation	—	—	—	—	66	65
Amortization of prior service cost	—	124	—	—	—	—
Amortization of net loss	1,753	3,234	36	—	(8)	10

Net periodic benefit expense	$1,720	$4,480	$209	$103	$435	$514

	Nine Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	October 30,	October 31,	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009	2010	2009
	(dollars in thousands)
Service cost	$—	$—	$55	$95	$112	$99
Interest cost	19,552	19,947	463	472	1,020	1,218
Expected return on plan assets	(19,651)	(16,582)	—	—	—	—
Amortization of transition obligation	—	—	—	—	196	196
Amortization of prior service cost	—	372	—	—	—	—
Amortization of net loss	5,257	9,701	108	—	(23)	29

Net periodic benefit expense	$5,158	$13,438	$626	$567	$1,305	$1,542

     The Company made a $14.3 million discretionary contribution to its Pension Plan on April 22, 2010, June 14, 2010, and September 13, 2010, respectively, and an $8.0 million contribution on October 13, 2010. The Company expects to make an additional discretionary contribution of approximately $8.0 million to the Pension Plan before January 29, 2011. In the prior year, the Company made a $44.0 million discretionary contribution to its Pension Plan on September 15, 2009.
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

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
share awards are included in the diluted EPS calculation as of the beginning of the period (or as of the date of the contingent share agreement, if later).
     The reconciliation of basic and diluted shares for the three and nine months ended October 30, 2010 and October 31, 2009, are as follows:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Basic Shares	46,343,934	48,285,713	47,114,522	48,505,297
Dilutive contingently-issuable non-vested share awards	—	—	1,806	—

Diluted Shares	46,343,934	48,285,713	47,116,328	48,505,297

     For the three months ended October 30, 2010, the Company had a net loss from operations; therefore, the inclusion of contingently-issuable non-vested share awards would have an anti-dilutive effect on the Company’s calculation of diluted loss per share. Accordingly, the diluted loss per share equals basic loss per share for this period.
(11) Repurchase of Common Stock
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
     Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned mainline department store business in the United States. As of October 30, 2010, the Company had 305 stores in 16 states, located primarily in the southern United States. The Company generated revenues of $3.3 billion for the fiscal year ended January 30, 2010, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.
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
     The Company’s revenues increased 2.6% in the third quarter of fiscal year 2011 to $746.6 million due primarily to an increase in overall consumer spending and enhanced merchandising and marketing programs. Comparable store revenues increased 2.5%. Comparable store revenue includes stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Operating income decreased to $6.3 million in the third quarter of fiscal year 2011 compared to $13.8 million during the same period in fiscal year 2010. Net income decreased to a net loss of $4.2 million or $0.09 per basic and diluted share in the third quarter of fiscal year 2011 compared to $0.4 million or $0.01 per basic and diluted share during the same period in fiscal year 2010. The decrease in net income was due primarily to higher costs of goods sold and selling, general, and administrative (“SG&A”) expenses. For the three and nine months ended October 30, 2010, the Company spent approximately $10 million on re-branding and other corporate strategic initiatives, including merchandising, information technology and e-commerce.
     The Company’s revenues increased 4.0% in the first nine months of fiscal year 2011 to $2,338.2 million. Comparable store sales increased 4.4%. Operating income increased to $86.4 million in the first nine months of fiscal year 2011 compared to $53.9 million during the same period in fiscal year 2010. Net income increased to $32.6 million or $0.69 per basic and diluted share compared to $10.4 million or $0.21 per basic and diluted share during the same period in fiscal year 2010. The increase in net income was due primarily to continued positive results from initiatives focused on sales and margin performance.
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
     In October 2010, the Company launched a branding campaign which included a change in logo and extensive advertising and promotional activity in connection with the new brand and tagline. The Company is investing approximately $70 million over the next 18 months in advertising, supplies and capital, and is in the process of changing exterior and interior signing on all stores.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s unaudited condensed consolidated statements of income, as well as a period comparison of changes in comparable store net revenue.

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (including occupancy, distribution and buying expenses)	69.1	68.2	67.8	69.0
Selling, general and administrative expenses	30.4	29.6	28.7	28.6
Gain on sale of property and equipment	0.4	0.1	0.2	0.1
Asset impairment and exit costs	—	—	0.1	—
Pension Curtailment Charge	—	0.4	—	0.1
Operating income	0.8	1.9	3.7	2.4
Interest expense, net	1.6	1.8	1.6	1.7
Income (loss) before income taxes	(0.8)	0.1	2.1	0.7
Income tax (benefit) expense	(0.2)	0.1	0.7	0.2
Net income (loss)	(0.6)	0.1	1.4	0.5

Comparable store net revenue increase (decrease)	2.5	(2.1)	4.4	(6.5)
Revenues
     The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes for the periods as reflected in the table below.

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
Merchandise Areas	2010	2009	2010	2009
Women’s	36%	37%	38%	39%
Cosmetics, Shoes and Accessories	34	33	32	32
Men’s	15	15	15	15
Home	8	8	8	8
Children’s	7	7	7	6

Total	100%	100%	100%	100%

Comparison of the Three and Nine Months Ended October 30, 2010 and October 31, 2009
     Revenues. The Company’s revenues for the three months ended October 30, 2010 increased 2.6%, or $18.6 million, to $746.6 million from $728.0 million during the same period in fiscal year 2010. The increase is primarily attributable to a 2.5% increase in revenues from comparable stores and a $0.9 million increase in revenues from new stores, partially offset by a decrease in revenues from closed stores of $1.0 million.
     The Company’s revenues for the nine months ended October 30, 2010 increased 4.0%, or $89.0 million, to $2,338.2 million from $2,249.1 million during the same period in fiscal year 2010. The increase is primarily attributable to a 4.4% increase in revenues from comparable stores and a $4.0 million increase in revenues from new stores, partially offset by a decrease in revenues from closed stores of $9.9 million.
     Cost of goods sold. Cost of goods sold was $515.8 million, or 69.1% of revenues, for the three months ended October 30, 2010 compared to $496.5 million, or 68.2% of revenues, for the same period in fiscal year 2010. The increase in cost of goods sold as a percentage of revenues was primarily attributable to increased buying expenses related to the Company’s merchandising initiatives, partially offset by reduced markdown activity for the three months ended October 30, 2010.
     Cost of goods sold was $1,584.4 million, or 67.8% of revenues, for the nine months ended October 30, 2010 compared to $1,550.9 million, or 69.0% of revenues, for the same period in fiscal year 2010. The decrease in cost of goods sold as a percentage of revenues was primarily attributable to reduced markdown activity, partially offset by the increase in buying expenses related to the company’s merchandising initiatives for the nine months ended October 30, 2010.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $227.1 million, or 30.4% of revenues for the three months ended October 30, 2010, compared to $215.8 million, or 29.6% of revenues for the same period in fiscal year 2010. The increase in SG&A expenses was primarily due to an increase in re-branding and other corporate strategic initiatives of approximately $10 million, advertising, and performance based compensation, partially offset by reductions in depreciation and pension expense for the three months ended October 30, 2010. The increase in the SG&A expense rate is primarily the result of re-branding and other corporate strategic initiatives and an increase in advertising expense as a percentage of revenues, partially offset by a decrease in depreciation expense.
     SG&A expenses were $670.5 million, or 28.7% of revenues for the nine months ended October 30, 2010, compared to $642.2 million, or 28.6% of revenues for the same period in fiscal year 2010. The increase in SG&A expenses was primarily due to an increase in re-branding and other corporate strategic initiatives of approximately $10 million, advertising, and performance based compensation, partially offset by reductions in depreciation and pension expense for the nine months ended October 30, 2010. The increase in the SG&A expense rate is primarily the result of re-branding and other corporate strategic initiatives and an increase in advertising expense as a percentage of revenues, partially offset by a decrease in depreciation expense.
     Gain on sale of property and equipment. Gain on sale of property and equipment was $2.7 million for the three months ended October 30, 2010, compared to $0.6 million for the same period in fiscal year 2010. The increase was primarily due to an increase in the carrying value of a previously impaired store location, which resulted in an adjustment of $1.4 million.
     Gain on sale of property and equipment was $4.5 million for the nine months ended October 30, 2010, compared to $1.6 million for the same period in fiscal year 2010. The increase was primarily due to an increase in the carrying value of a previously impaired store location, which resulted in an adjustment of $1.4 million. In addition, the Company recognized $1.1 million in insurance claims recoveries.
     Asset impairment and exit costs. During the three and nine months ended October 30, 2010, the Company recorded a $3.5 million charge for real estate holding costs, offset by a $3.5 million revision to a previously estimated lease buyout reserve. In addition, during the nine months ended October 30, 2010, the Company recorded $0.9 million in impairment charges to adjust two retail locations’ net book values to fair value.

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
     Income tax expense (benefit). Income tax benefit for the three months ended October 30, 2010 was $1.6 million compared to an income tax expense of $0.4 million for the same period in fiscal year 2010. The effective income tax rate for the three months ended October 30, 2010 was 28.0% compared to 48.4% for the same period in fiscal year 2010. The decrease in the rate was due primarily to a prior year $0.1 million adjustment relating to work opportunity tax credits, which had a large impact on the effective tax rate due to the relatively small amount of pre-tax income for the period. In addition for the three months ended October 31, 2010, there was an adjustment of $0.3 million from the Company’s January 30, 2010 income tax provision to the income tax returns filed primarily due to estimates of work opportunity tax credits.
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
Liquidity and Capital Resources
     The Company’s primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under debt facilities, which, as of October 30, 2010, consisted of a $600.0 million credit facility that was to mature in October 2011 and $325.0 million in senior notes. As of October 30, 2010, the credit facility was comprised of an outstanding $250.0 million term loan and a $350.0 million revolving line of credit.
     The credit facility allowed for up to $200.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios, and the interest spread was calculated at October 30, 2010 using LIBOR plus 150 basis points. The credit facility contains restrictive financial covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, by pre-tax income plus net interest expense and non-cash charges, such as depreciation, amortization, and impairment charges. At October 30, 2010, the maximum leverage allowed under the credit facility was 4.25, and the calculated leverage ratio was 2.73. As of October 30, 2010, the Company had $35.4 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $314.6 million.
     This facility was refinanced on November 23, 2010. Under the new credit facility, the Company has a $350.0 million revolving line of credit and a $125.0 million term loan maturing November 2015. The refinanced credit facility allows for up to $250.0 million of outstanding letters of credit. Amounts outstanding under the credit facility bear interest at a base rate, being the higher of the prime rate or the federal funds rate plus 0.5% or LIBOR plus 1.0%, or LIBOR plus a LIBOR rate margin, at the Company’s choice. The LIBOR rate margin, currently 1.50%, is based upon the leverage ratio. The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, by pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. The maximum leverage covenant ratio decreased from 4.25 under the previous facility to 4.0 under the new facility. The Company was in compliance with all covenants as of October 30, 2010 and expects to remain in compliance with all debt covenants for the next twelve months.
     During the three months ended May 1, 2010, the Company made a $75.0 million discretionary payment toward the outstanding term loan under the credit facility. An additional discretionary payment of $125.0 million was made on November 23, 2010, of which cash on hand of $75.0 million was used and reclassified from long-term to short-term debt as of October 30, 2010. The remaining $50.0 million was funded by an agreement entered into by the Company on November 23, 2010 where we issued a $50.0 million, 5.70% fixed rate, 10-year note.
     The senior notes are comprised of an $80.0 million floating rate senior note that has a stated variable interest rate based on three-month LIBOR plus 80.0 basis points, or 1.08% at October 30, 2010, that matures in July 2012. This $80.0 million notional amount has an associated interest rate swap with a fixed interest rate of 5.2%. Additionally, a $20.0 million fixed rate senior note that bears interest of 5.05% matures in July 2012, a $100.0 million fixed rate senior note that bears interest of 5.31% matures in July 2015, and a $125.0 million fixed rate senior note that bears interest of 6.2% matures in August 2017. The senior notes have restrictive covenants that are similar to the Company’s credit facility. Additionally, the Company has a $17.8 million, 20-year variable rate, 0.28% at October 30, 2010, state bond facility which matures in October 2025.
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
     The Company’s exposure to derivative instruments was limited to one interest rate swap as of October 30, 2010, an $80.0 million notional amount swap, which has a fixed interest rate of 5.2% and expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note.
     Management believes that cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension funding and debt service requirements for the next twelve months and foreseeable future.
     Net cash used by operating activities was $27.3 million for the nine months ended October 30, 2010 compared to net cash provided of $154.0 million for the same period in fiscal year 2010. The decrease in cash flows from operating activities for the nine months ended October 30, 2010 was principally due to the increase in inventory to support current sales trends, a $40.3 million increase in income taxes paid in fiscal year 2011, and $51.0 million discretionary defined benefit plan contributions in fiscal year 2011, partially offset by a $22.2 million increase in net income for the current year period.

     Net cash used by investing activities was $60.8 million for the nine months ended October 30, 2010 compared to $35.6 million for the same period in fiscal year 2010. The increase in cash used by investing activities primarily resulted from increased purchases of property and equipment of $27.1 million, partially offset from the $2.5 million partial redemption of a short-term investment in the first quarter of fiscal year 2011.
     Net cash used by financing activities was $168.6 million for the nine months ended October 30, 2010 compared to $19.3 million for the same period in fiscal year 2010. The increase in cash used by financing activities was primarily due to the $75.0 million discretionary payment on the credit facility term loan, a $45.5 million increase in the repurchase and retirement of common stock, and a $28.9 million increase in dividends paid for fiscal year 2011 compared to the same period in fiscal year 2010.
Contractual Obligations and Commercial Commitments
     A table representing the scheduled maturities of the Company’s contractual obligations and commercial commitments as of January 30, 2010 was included under the heading “Contractual Obligations and Commercial Commitments” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010. The credit facility was refinanced on November 23, 2010. Under the new credit facility, the Company has a $350.0 million revolving line of credit and a $125.0 million term loan maturing November 2015. During the three months ended May 1, 2010, the Company made a $75.0 million discretionary payment toward the outstanding term loan under the credit facility. An additional discretionary payment of $125.0 million was made on November 23, 2010, of which cash on hand of $75.0 million was used and reclassified from long-term to short-term debt as of October 30, 2010. The remaining $50.0 million was funded by an agreement entered into by the Company on November 23, 2010 where we issued a $50.0 million, 5.70% fixed rate, 10-year note.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three and nine months ended October 30, 2010 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on April 14, 2010 other than the updated risk factor below.
Belk Re-Branding
     In October 2010, we launched a branding campaign which included a change in our logo and extensive advertising and promotional activity in connection with our new brand and tagline. We are investing approximately $70 million over the next 18 months in advertising, supplies and capital, and we are in the process of changing exterior and interior signing on all of our stores. If customers do not accept our new brand, our sales, performance and customer relationships could be adversely affected.
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

10.1	Form of Third Amended and Restated Credit Agreement, dated November 23, 2010, by and among Wells Fargo Bank, National Association, Bank of America, N.A. and the other lenders referred to therein.

10.2	Note Purchase Agreement, dated as of November 23, 2010, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as obligors, and the purchasers referred to therein.

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

BELK, INC.
Dated: December 8, 2010	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley
Brian T. Marley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)