Form 10-K
period 2011-01-29
BELK INC
filed 2011-04-12
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) as of July 31, 2010 (based on the price at which the common equity was last sold on July 27, 2010, the date closest to the last business day of the Company’s most recently completed second fiscal quarter) was $293,408,377. 46,530,489 shares of common stock were outstanding as of April 1, 2011, comprised of 45,408,268 shares of the Registrant’s Class A Common Stock, par value $0.01, and 1,122,221 shares of the Registrant’s Class B Common Stock, par value $0.01.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2011 are incorporated herein by reference in Part III.

BELK, INC

i

PART I

Item 1.	Business

General

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned mainline department store business in the United States, with 305 stores in 16 states, primarily in the southern United States as of the end of fiscal year 2011. The Company generated revenues of $3.5 billion for the fiscal year ended January 29, 2011, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.

The Company’s fiscal year ends on the Saturday closest to each January 31. All references to fiscal years are as follows:

Fiscal Year	Ended	Weeks

2014	February 1, 2014	52
2013	February 2, 2013	53
2012	January 28, 2012	52
2011	January 29, 2011	52
2010	January 30, 2010	52
2009	January 31, 2009	52
2008	February 2, 2008	52
2007	February 3, 2007	53

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

Although the Company operates 93 stores that exceed 100,000 square feet in size, the majority of Belk stores range in size from 60,000 to 100,000 square feet. Most of the Belk stores are anchor tenants in major regional malls or in open-air shopping centers in medium and smaller markets. In the aggregate, the Belk stores occupy approximately 22.8 million square feet of selling space.

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

Business Strategy

Belk adopted a new mission and vision as part of its re-branding launch in the third quarter of fiscal year 2011. The mission is “to satisfy the modern Southern lifestyle like no one else, so that our customers get the fashion they desire and the value they deserve.” The vision is “for the modern Southern woman to count on Belk first. For her, for her family, for life.”

The Company seeks to maximize its sales opportunities by providing quality merchandise assortments of fashion goods that differentiate its stores from competitors. Belk merchants and buyers monitor fashion merchandising trends, shop domestic and international markets and leverage relationships with key vendors in order to provide the latest seasonal assortments of most-wanted styles and brands of merchandise. Through merchandise planning and allocation, the Company tailors its assortments to meet the particular needs of customers in each market. The Company conducts customer research and participates in market studies on an ongoing basis in order to obtain information and feedback from customers that will enable it to better understand their merchandise needs and service preferences.

The Company’s marketing and sales promotion strategy seeks to attract customers to shop at Belk by keeping them informed of the latest fashion trends, merchandise offerings, and sales promotions through a combination of advertising and interactive media, including direct mail, circulars, broadcast, Internet, social media (including Facebook, Twitter and YouTube) and in-store special events. Belk uses its proprietary database to communicate directly to key customer constituencies with special offers designed to appeal to these specific audiences. The sales promotions are designed to promote attractive merchandise brands and styles at compelling price values with adequate inventories planned and allocated to ensure that stores will be in stock on featured merchandise.

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

Belk also makes investments each year in information technology and process improvement in order to build and strengthen its business infrastructure. Its various information systems and process improvement initiatives are designed to improve the overall efficiency and effectiveness of the organization in order to improve operating performance and financial results.

Growth Strategy

In response to economic conditions and the significant decline in the number of new retail centers being developed over the last several years, the Company has focused its growth strategy on remodeling and expanding existing stores and on developing new merchandising concepts in targeted demand centers. The Company will, however, continue to explore new store opportunities in markets where the Belk name and reputation are well known and where Belk can distinguish its stores from the competition. The Company will also consider closing stores in markets where more attractive locations become available or where the Company does not believe there is potential for long term growth and success. In addition, the Company periodically reviews and adjusts its space requirements to create greater operating efficiencies and convenience for the customer.

The Company completed major remodel projects in ten stores and opened one new store during fiscal year 2011, which is listed below:

	Size (Selling	Opening	New or Existing
Location	Sq. Ft.)	Date	Market

Port Orange, FL	67,000	3/10/10	New

In fiscal year 2012, the Company plans to complete three store expansions and open one store as a replacement for an existing store that will close simultaneously. The Company also intends to continue remodeling existing stores and rolling out new merchandising concepts in targeted demand centers, which will increase its anticipated capital expenditures for fiscal year 2012.

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

Recent consumer research conducted by the Company identified significant sales opportunities with customers seeking modern and trendy merchandise. As a result, a focus is being placed on expanding assortments of this type of merchandise across all categories. The Company is also seeking to enhance its value proposition to customers through its merchandise offerings, pricing and sales promotion strategies, rewards card programs and its returns policy and positive customer service reputation.

Belk stores offer complete assortments of many national brands. The Company has enjoyed excellent long-term relationships with many top apparel and cosmetics suppliers and is often the sole distributor of desirable apparel, accessories and cosmetic lines in its markets. Belk stores also offer exclusive private brands in selected merchandise categories that are designed and manufactured to provide compelling fashion assortments that meet customers’ needs and set Belk apart from competitors through their styling, quality and price. The Company’s private brands include Madison, ND-New Directions, Choices, Kim Rogers, J. Khaki, Pro Tour, Saddlebred, Red Camel, Nursery Rhyme, Belk Silverworks, Be Inspired, Biltmoretm For Your Home, Biltmore Apothecary, Mary Jane’s Farm, Home Accents and Cook’s Tools.

In the fourth quarter of fiscal year 2010, Belk began a strategic initiative to strengthen its merchandising and planning organization. The Company is investing in additional staffing and enhanced merchandise information systems in order to improve buying and planning processes. The initiative seeks to enable Belk to better meet customers’ shopping needs by effectively tailoring merchandise assortments by market area. The Company completed a pilot test of the new merchandising structure and systems in its feminine apparel area in the fourth quarter of fiscal year 2011 and anticipates completing implementation in all merchandise areas in the first quarter of fiscal year 2012.

In fiscal year 2007, the Company established its own fine jewelry business, with buying and administrative offices at the corporate office in Charlotte and a state of the art repair and distribution center located in Ridgeland, Mississippi. The shops replaced the Company’s former leased fine jewelry operations and offer expanded assortments of high quality diamond jewelry, rubies, emeralds and other fine gemstones, and top brands of fine watches and jewelry. During fiscal year 2011, the Company opened three new fine jewelry shops and was operating 151 fine jewelry shops in its stores under the “Belk and Co. Fine Jewelers” name as of the fiscal year end.

Marketing and Branding

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

In the third quarter of fiscal year 2011, Belk launched a company-wide re-branding and corporate marketing initiative that included a new logo and tag line, “Modern. Southern. Style.” New logo signs were installed in 60 stores by the end of the fiscal year, with the balance scheduled for installation by October 2011. Newly designed Belk Rewards charge cards were issued to the Company’s Elite Rewards and Premier Rewards customers, and subsequently will be issued to Rewards cardholders in Spring 2011. The corporate identity re-launch was supported by an extensive re-branding, advertising and public relations campaign that included market-wide television and print advertising, circulars, direct mail and social media, all of which promoted Belk’s new graphic elements and brand messages.

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

In fiscal year 2011, the Company strengthened its eCommerce business with systems improvements, expansion of merchandise assortments, increased multimedia marketing and implementation of social community engagement strategies. In addition, in the fourth quarter of fiscal year 2011, the Company expanded its eCommerce fulfillment center by 117,000 square feet.

Gift Cards

The Company’s gift card program provides a convenient option for customer gift-giving and enables stores to issue electronic credits to customers in lieu of cash refunds for merchandise returned without sales receipts. Several types of gift cards are available, each featuring a distinctive design and appeal. During fiscal year 2011, the Company continued to expand its efforts to offer Belk gift cards for sale outside of Belk stores mainly in select grocery store outlets through partnerships with regional and national grocery store chains.

Salons and Spas

As of the end of fiscal year 2011, the Company owned and operated 23 hair styling salons in various store locations, 17 of which also offer spa services. The hair salons offer the latest hair styling services as well as wide assortments of top brand name beauty products, including Aveda, Bumble and Bumble and Redken. The spas offer massage therapy, full skincare, nail and pedicure services and other specialized body treatments. Eight of the salons and spas operate under the name “Carmen! Carmen! Prestige Salon and Spa at Belk,” two under the name “Richard Joseph Studio Salon/Spa at Belk,” and the balance under the name “Belk Salon and Spa.”

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

Belk Proprietary Charge Programs

In fiscal year 2011, Belk and GE Money Bank (“GE”), an affiliate of GE Consumer Finance, continued to plan and execute enhanced marketing programs designed to recognize and reward Belk card customers, attract profitable new customers and increase sales from existing card customers. The Company’s customer loyalty program (“Belk Rewards Card Loyalty Program”) issues certificates for discounts on future purchases to Belk Rewards Card customers based on their spending levels. The rewards program is cumulative, issuing a $10 certificate for every 400 points earned in a calendar year. Belk Rewards Card customers whose purchases total $600 or more in a calendar year qualify for a Belk Premier Rewards Card that entitles them to unlimited free gift wrapping and basic alterations, an interest-free Flex Pay Plan account and notifications of special savings and sales events. Customers who spend more than $1,500 annually at Belk qualify for a Belk Elite Rewards Card that offers additional benefits, including a specially designed black Elite credit card, triple points events, a 20% off birthday shopping pass, points that never expire, quarterly Pick Your Own Sale Days and free shipping coupons.

Systems and Technology

The Company continued to invest in technology and information systems during fiscal year 2011 to support sales and merchandising initiatives, reduce costs, improve core business processes and support its overall business strategy. Key systems initiatives included enhancements to the belk.com website and its fulfillment center, implementation of price optimization and product life cycle management software, supply chain enhancements and the in-sourcing of several technology roles such as product management and system analysis functions. Belk continues to invest in its information systems and new technology in order to expand its Internet business and provide improved decision making tools that enable management to react quickly to changing sales trends, improve merchandise mix, distribute merchandise based on individual market needs and manage inventory levels based on customer demand.

Inventory Management and Logistics

The Company operates four distribution facilities that receive and process merchandise for delivery to Belk stores and belk.com customers. A 410,000 square foot distribution center in Blythewood, SC services the stores located in the northern and eastern areas of the Company’s footprint, a 174,000 square foot distribution center at the Greater Jackson Industrial Park in Byram, MS services the central and western areas; an 8,300 square foot distribution center in Ridgeland, MS services the Company’s fine jewelry operations; and a 259,000 square foot distribution center in Pineville, NC services orders from the belk.com website. The Company’s “store ready” merchandise receiving processes enable stores to receive and process merchandise shipments and move goods to the sales floor quickly and efficiently. In addition, the Blythewood, SC distribution center was expanded in the fourth quarter of fiscal year 2011 enabling the Company to implement a new “fluid load” process designed to increase the center’s capacity and boost its efficiency in moving goods to stores more timely.

Strategic Sourcing

The Company initiated a strategic sourcing program in fiscal year 2011 designed to streamline and adopt best practices for its sourcing and procurement processes for non-retail goods and supplies. The program also aims to eliminate costs associated with previous non-retail procurement processes.

Sustainability

The Company continued implementation of sustainability initiatives aimed at fulfilling its commitment to be a good steward of the environment by eliminating waste, conserving energy, using resources more responsibly and embracing and promoting sustainable practices. In the first quarter of fiscal year 2011, the Company’s new store in Port Orange, FL received the LEED Silver certification from the U.S. Green Building Council. A Belk Sustainability Committee composed of Company associates also developed and initiated a sustainability framework that identifies long term environmental goals for reducing the Company’s carbon footprint and minimizing its impact on the environment. Current initiatives encompass recycling, increasing energy efficiency, store construction, reduction of product packaging materials, and use of solar energy.

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

Associates

As of the end of fiscal year 2011, the Company had approximately 24,000 full-time and part-time associates. Because of the seasonal nature of the retail business, the number of associates fluctuates from time to time and is highest during the holiday shopping period in November and December. The Company as a whole considers its relations with associates to be good. None of the associates of the Company are represented by unions or subject to collective bargaining agreements.

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

Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet, general economic conditions, the success of our re-branding and our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute growth strategies, anticipated benefits from our strategic initiative to strengthen our merchandising and planning organizations, anticipated benefits from the redesign and expansion of our belk.com website and our eCommerce fulfillment center, the expected benefit of new systems and technology, anticipated benefits from our acquisitions and the anticipated benefit under our Program Agreement with GE. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements.

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

Economic, political and business conditions could negatively affect our financial condition and results of operations.

Economic, political and business conditions, nationally and in our market areas, are beyond our control. These factors influence our forecasts and impact actual performance. Factors include rates of economic growth, interest rates, inflation or deflation, consumer credit availability, levels of consumer debt and bankruptcies, tax rates and policy, unemployment trends, potential acts of terrorism and threats of such acts and other matters that influence consumer confidence and spending. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The downturn in the economy during fiscal years 2009 and 2010, and the continuing uncertain economic climate have affected, and will continue to affect for an undetermined period of time, consumer purchases of our merchandise. The precise future impact and duration of these economic conditions are uncertain, but they could continue to adversely impact our financial condition and results of operations.

If customers do not accept our new brand, our re-branding initiative could adversely affect our financial performance.

In October 2010, we launched a re-branding campaign which included a change in our logo and extensive advertising and promotional activity in connection with our new brand and tagline. We are investing approximately $70 million in advertising, supplies and capital, and we are in the process of changing exterior and interior signing on all of our stores. If customers do not accept our new brand, our sales, performance and customer relationships could be adversely affected.

Our sales and operating results depend on accurately anticipating customer demands.

Our business depends upon the ability to anticipate the demands of our customers for a wide variety of merchandise and services. We routinely make predictions about the merchandise mix, quality, style, service, convenience and credit availability of our customers. If we do not accurately anticipate changes in buying, charging and payment behavior among our customers, or consumer tastes, preferences, spending patterns and other lifestyle decisions, we may be faced with excess inventories for some products and/or missed opportunities for others. Excess inventories can result in lower gross margins due to greater than anticipated discounts and markdowns that might be necessary to reduce inventory levels. Low inventory levels can adversely affect the fulfillment of customer demand and diminish sales and brand loyalty. Our inability to identify and respond to lifestyle and customer preferences and buying trends could have an adverse impact on our business, and our failure to accurately predict inventory demands could adversely impact our results of operations.

Unseasonable and extreme weather conditions in our market areas may adversely affect our business.

Apparel comprises a majority of our sales. If the weather in our market areas is unseasonably warm or cold for an extended period of time, it can affect the timing of apparel purchases by our customers and result in an inventory imbalance. In addition, frequent or unusually heavy snow or ice storms, hurricanes or tropical rain storms in our market areas may decrease customer traffic in our stores and adversely affect our business.

The seasonal nature of our business could have a material adverse effect on our financial results and cash flows.

We experience seasonal fluctuations in quarterly net income, as is typical in the retail industry. A significant portion of our revenues are generated during the holiday season in the fourth fiscal quarter. Because we order merchandise in advance of our peak season, we carry a significant amount of inventory during that time. A decrease in the availability of working capital needed in the months before the peak period could impact our ability to build up an appropriate level of merchandise in our stores. If we do not order the merchandise mix demanded by our customers or if there is a decrease in customer spending during the peak season, we may be forced to rely on markdowns or promotional sales to dispose of the inventory, which could have a material adverse effect on our financial results and cash flows.

The retail industry is highly competitive, which could adversely impact our revenues and profitability.

We face competition from other department and specialty stores and other retailers, including luxury goods retailers, general merchandise stores, Internet retailers, mail order retailers and off-price and discount stores in the highly competitive retail industry. Although we offer extensive Internet purchasing options and on-line gift registry for our customers, we rely on in-store sales for a substantial majority of our revenues. Competition is characterized by many factors, including price, merchandise mix, quality, style, service, convenience, credit availability and advertising. We have expanded and continue to expand into new markets served by our competitors. We have also expanded our eCommerce capabilities in the past few years. We face the entry of new competitors into or expansion of existing competitors in our existing markets, all of which further increase the competitive environment and cause downward pressure on prices and reduced margins, which could adversely impact our revenues and profitability. In addition, a significant shift in consumer buying patterns from in-store purchases to Internet purchases could negatively impact our revenues.

We may not be able to develop and implement effective advertising, marketing and promotional campaigns.

We spend significant amounts on advertising, marketing and promotional campaigns. Our business depends on effective marketing to generate high customer traffic in our stores and, to a lesser degree, through on-line sales. If our advertising, marketing and promotional efforts are not effective, it could negatively impact our operating results.

Variations in the amount of vendor allowances received could adversely impact our operating results.

We receive vendor allowances for advertising, payroll and margin maintenance that are a strategic part of our operations. A reduction in the amount of cooperative advertising allowances would likely cause us to consider other methods of advertising as well as the volume and frequency of our product advertising, which could increase/decrease our expenditures and/or revenue. Decreased payroll reimbursements would either cause payroll costs to rise, negatively impacting operating income, or cause us to reduce the number of employees, which may cause a decline in sales. A decline in the amount of margin maintenance allowances would either increase cost of sales, which would negatively impact gross margin and operating income, or cause us to reduce merchandise purchases, which may cause a decline in sales.

If we do not successfully operate our information technology systems and our fulfillment facility, our financial performance could be adversely affected.

In fiscal year 2009, we launched a substantially updated and redesigned website that enhanced customers’ online shopping capabilities, offered expanded merchandise assortments and enabled customers to access a broader range of our information online, including current sales promotions, special events and corporate information. Additionally, we have begun a process of evaluating then enhancing our technology infrastructure. We also began operating a new fulfillment facility to process and ship merchandise purchased through our website. In fiscal year 2011, we expanded our online capabilities, increased multimedia marketing, implemented social community engagement strategies and expanded our fulfillment facility. If we do not successfully meet the challenges of enhancing our technology, operating the website consistently, managing our social community engagement and efficiently operating the fulfillment center, our financial performance could be adversely affected. In addition, if customers are not receptive to our eCommerce offerings, revenues and profitability could be adversely impacted.

Our profitability depends on our ability to source merchandise and deliver it to our customers in a timely and cost-effective manner.

Our merchandise is sourced from a wide variety of domestic and international vendors. Our ability to find qualified vendors, including the vendor’s ability to secure adequate financing and obtain access to products in a timely and efficient manner, could be a significant challenge, especially with respect to goods sourced outside the United States.

Political or financial instability, trade restrictions, tariffs, transport capacity, costs and other factors relating to foreign trade are beyond our control, and we may experience supply problems or untimely delivery of merchandise as a result. If we are not able to source merchandise at an acceptable price and in a timely manner, it could negatively impact our results.

Increases in the price of merchandise, raw materials, fuel and labor or their reduced availability could increase our cost of goods and negatively impact our financial results.

We are beginning to experience inflation in our merchandise due to increases in raw materials, fuel and labor costs. The cost of cotton, which is a key raw material in many of our products, has had the most dramatic increases. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation and government policy, economic climates, market speculation and other unpredictable factors. Fluctuations in the price and availability of fuel, labor and raw materials, such as cotton, have not materially affected our cost of goods in recent years, but an inability to mitigate these cost increases, unless sufficiently offset with our pricing actions, might cause a decrease in our profitability; while any related pricing actions might cause a decline in our sales volume. Additionally, any decrease in the availability of raw materials could impair the ability of our suppliers to meet our production or purchasing requirements in a timely manner. Both the increased cost and lower availability of merchandise, raw materials, fuel and labor may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.

Changes in the income and cash flow from our long-term marketing and servicing alliance related to our proprietary credit cards could impact operating results and cash flows.

In fiscal year 2006, we sold our proprietary credit card business to, and entered into a 10-year strategic alliance with, GE to operate our private label credit card business. Sales of merchandise and services are facilitated by these credit card operations. We receive income from GE relating to the credit card operations based on a variety of variables, but primarily from the amount of purchases made through the proprietary credit cards. The income we receive from this alliance and the timing of receipt of payments will vary based on changes in customers’ credit card use, and GE’s ability to extend credit to our customers, all of which can vary based on changes in federal and state banking and consumer protection laws and from a variety of economic, legal, social, and other factors that we cannot control.

If we do not manage expenses appropriately, our results of operations could be adversely affected.

Our performance depends on appropriate management of our expense structure, including our selling, general and administrative costs. If we fail to meet our anticipated cost structure based on our anticipated sales level or to appropriately reduce expenses during a weak sales environment, our results of operations could be adversely affected.

Capital investments in store growth and remodels may not produce the returns we anticipate.

Our ability to identify strategic opportunities to open new stores, or to remodel or expand existing stores, will depend in part upon general economic conditions and the availability of existing retail stores or store sites on acceptable terms. It will also depend on our ability to successfully execute our retailing concept in new markets and geographic regions and to design and implement remodeling plans and new merchandising concepts. In addition, we will need to identify, hire and retain a sufficient number of qualified personnel to work in our new and remodeled stores. Increases in real estate, construction and development costs, consolidation or viability of prospective developers and the availability of financing to potential developers could limit our growth opportunities. If consumers are not receptive to us in new markets or regions or to our remodels and expansions in existing markets, our financial performance could be adversely affected.

If our logistics or distribution processes do not operate effectively, our business could be disrupted.

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

We rely on third party vendors for certain business support.

Some business support processes are outsourced to third parties. We make a diligent effort to ensure that all providers of outsourced services are observing proper internal control practices, including secure data transfers between us and third-party vendors; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.

Loss of our key management, or an inability to attract such management and other personnel, could adversely impact our business.

We depend on our senior executive officers to run our business. The loss of any of these officers could materially adversely affect our operations. Competition for qualified employees is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could adversely impact our business.

Changes in federal, state or local laws and regulations could expose us to legal risks and adversely affect our results of operations.

Our business is subject to a wide array of laws and regulations. While our management believes that our associate relations are good, significant legislative changes that impact our relationship with our associates could increase our expenses and adversely affect our results of operations. Examples of possible legislative changes impacting our relationship with our associates include changes to an employer’s obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, and health care mandates. In addition, if we fail to comply with applicable laws and regulations we could be subject to legal risk, including government enforcement action and class action civil litigation. Changes in the regulatory environment regarding other topics such as privacy and information security, product safety or environmental protection, among others, could also cause our expenses to increase and adversely affect our results of operations

Covenants in our debt agreements impose some financial restrictions on us.

Our debt agreements contain certain restrictive financial covenants, which include a leverage ratio, consolidated debt to consolidated capitalization ratio and a fixed charge coverage ratio. Our failure to comply with these covenants could adversely affect capital resources, financial condition and liquidity. As of January 29, 2011, we were in compliance with our debt covenants; however, if we fail to comply with our debt covenants, we could be forced to settle outstanding debt obligations, negatively impacting cash flows, and our ability to obtain future financing.

If we do not effectively integrate and operate acquired businesses, our financial performance may be adversely affected.

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

Store Locations

As of the end of fiscal year 2011, the Company operated a total of 305 retail stores, with approximately 22.8 million selling square feet, in the following 16 states:

Alabama — 22	Louisiana — 4	Oklahoma — 3
Arkansas — 7	Maryland — 2	South Carolina — 37
Florida — 30	Mississippi — 16	Tennessee — 23
Georgia — 47	Missouri — 1	Texas — 13
Kentucky — 6	North Carolina — 70	Virginia — 20
West Virginia — 4

Belk stores are located in regional malls (154), strip shopping centers (98), “power” centers (27) and “lifestyle” centers (24). Additionally, there are two freestanding stores. Approximately 83% of the gross square footage of the typical Belk store is devoted to selling space to ensure maximum operating efficiencies. New and renovated stores feature the latest in retail design, including updated exteriors and interiors. The interiors are designed to create an exciting, comfortable and convenient shopping environment for customers. They include the latest lighting and merchandise fixtures, as well as quality decorative floor and wall coverings and other special decor. The store layout is designed for ease of shopping, and store signage is used to help customers identify and locate merchandise.

As of the end of fiscal year 2011, the Company owned 77 store buildings, leased 166 store buildings under operating leases and owned 76 store buildings under ground leases. The typical operating lease has an initial term of between 15 and 20 years, with four renewal periods of five years each, exercisable at the Company’s option. The typical ground lease has an initial term of 20 years, with a minimum of four renewal periods of five years each, exercisable at the Company’s option.

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

In fiscal year 2011, there was no established public trading market for either the Belk Class A Common Stock, par value $.01 per share (the “Class A Common Stock”) or the Belk Class B Common Stock, par value $.01 per share (the “Class B Common Stock”). There were limited and sporadic quotations of bid and ask prices for the Class A Common Stock and the Class B Common Stock in the Pink Sheets and on the Over the Counter Bulletin Board under the symbols “BLKIA” and “BLKIB,” respectively. As of April 1, 2011, there were approximately 562 holders of record of the Class A Common Stock and 299 holders of record of the Class B Common Stock.

On March 30, 2011, the Company declared a regular dividend of $0.55 on each share of the Class A and Class B Common Stock outstanding on that date. On April 1, 2010 the Company declared a regular dividend of $0.40 and a special one-time additional dividend of $0.40, and on April 1, 2009, the Company declared a regular dividend of $0.20 on each share of the Class A and Class B Common Stock outstanding on those dates. The amount of dividends paid out with respect to fiscal year 2012 and each subsequent year will be determined at the sole discretion of the Board of Directors based upon the Company’s results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. For a discussion of the Company’s debt facilities and their restrictions on dividend payments, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There were no purchases of issuer equity securities during the fourth quarter of fiscal year 2011.

Item 6.	Selected Financial Data

The following selected financial data are derived from the consolidated financial statements of the Company.

	Fiscal Year Ended
	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share amounts)

SELECTED STATEMENT OF INCOME DATA:
Revenues	$3,513,275	$3,346,252	$3,499,423	$3,824,803	$3,684,769
Cost of goods sold	2,353,536	2,271,925	2,430,332	2,636,888	2,451,171
Goodwill impairment	—	—	326,649	—	—
Depreciation and amortization expense	140,239	158,388	165,267	159,945	142,618
Operating income (loss)	245,981	147,441	(232,643)	198,117	323,719
Income (loss) before income taxes	195,871	97,190	(283,281)	138,644	279,050
Net income (loss)	127,628	67,136	(212,965)	95,740	181,850
Basic net income (loss) per share	2.72	1.39	(4.35)	1.92	3.59
Diluted net income (loss) per share	2.71	1.39	(4.35)	1.92	3.59
Cash dividends per share	0.800	0.200	0.400	0.400	0.350
SELECTED BALANCE SHEET DATA:
Accounts receivable, net(1)	31,119	22,427	34,043	65,987	61,434
Merchandise inventory	808,503	775,342	828,497	932,777	931,870
Working capital	924,450	986,234	808,031	750,547	679,822
Total assets	2,389,631	2,582,575	2,503,588	2,851,315	2,845,524
Long-term debt and capital lease obligations	539,239	688,856	693,190	722,141	734,342
Stockholders’ equity	1,156,272	1,094,295	1,032,027	1,388,726	1,326,022
SELECTED OPERATING DATA:
Number of stores at end of period	305	305	307	303	315
Comparable store net revenue increase (decrease)	5.1%	(4.6)%	(8.7)%	(1.1)%	4.5%
(on a 52 versus 52 week basis)

(1)	The Company previously presented amounts due from vendors on a gross basis due to systems constraints and the lack of available information in fiscal year 2009 and prior. In fiscal years 2011 and 2010, the Company has presented amounts due from vendors on a net basis, and revised amounts presented in the fiscal year 2009 balance sheet for comparability purposes. This transaction caused a reduction in accounts receivable for fiscal years 2011, 2010 and 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned mainline department store business in the United States, with 305 stores in 16 states, primarily in the southern United States as of the end of fiscal year 2011. The Company generated revenues of $3.5 billion for the fiscal year ended January 29, 2011, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.

The Company’s fiscal year ends on the Saturday closest to each January 31. All references to fiscal years are as follows:

Fiscal Year	Ended	Weeks

2014	February 1, 2014	52
2013	February 2, 2013	53
2012	January 28, 2012	52
2011	January 29, 2011	52
2010	January 30, 2010	52
2009	January 31, 2009	52
2008	February 2, 2008	52
2007	February 3, 2007	53

The Company’s total revenues increased 5.0% in fiscal year 2011 to $3.5 billion. Comparable store sales increased 5.1% as a result of improved sales trends resulting from the implementation of key strategic initiatives that included re-branding, marketing, merchandising, information technology and store improvements during fiscal year 2011. Comparable store revenue includes stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year, but excludes closed stores. Net income was $127.6 million or $2.72 per basic share and $2.71 per diluted share in fiscal year 2011 compared to net income of $67.1 million or $1.39 per basic and diluted share in fiscal year 2010. The increase in net income reflects higher sales and margin, lower impairments, and improved expense leverage. The gross margin performance was the result of strong customer response to the Company’s fashion and value offerings combined with disciplined inventory management.

Management believes that consumers will remain focused on value in fiscal year 2012. The Company intends to continue to be flexible in sales and inventory planning and in expense management in order to react to changes in consumer demand. Additionally, merchandise costs in apparel categories are expected to have low double-digit increases in the second half of fiscal year 2012 due to inflation in the cost of raw materials, labor and fuel. Specific increases are dependent on the category and the related fabric content. The Company has been preparing for these cost increases for some time and is working diligently to minimize the impact of these higher costs on a consumer that is still buying cautiously and, therefore, less open to paying higher prices for discretionary goods.

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

In response to economic conditions and the significant decline in the number of new retail centers being developed over the last several years, the Company has focused its growth strategy on remodeling and expanding existing stores and on developing new merchandising concepts in targeted demand centers. The Company will, however, continue to explore new store opportunities in markets where the Belk name and reputation are well known and where Belk can distinguish its stores from the competition. The Company will also consider closing stores in markets where more attractive locations become available or where the Company does not believe there is potential for long term growth and success. In addition, the Company periodically reviews and adjusts its space requirements to create greater operating efficiencies and convenience for the customer. In fiscal year 2011, the Company decreased net store selling square footage by 0.6 million square feet, or 2.6%.

eCommerce

During the third quarter of fiscal year 2009, the Company launched a redesigned and expanded belk.com website and began operating a 142,000 square foot eCommerce fulfillment center in Pineville, NC to process handling and shipping of online orders. The website features a wide assortment of fashion apparel, accessories and shoes, plus a large selection of cosmetics, home and gift merchandise. Many leading national brands are offered at belk.com along with the Company’s exclusive private brands. The website also includes expanded information about the Company, including history, career opportunities, community involvement, diversity initiatives, a Company newsroom, its SEC filings, and more.

In fiscal year 2011, the Company strengthened its eCommerce business with systems improvements, expansion of merchandise assortments, increased multimedia marketing and implementation of social community engagement strategies. In addition, in the fourth quarter of fiscal year 2011, the Company expanded its eCommerce fulfillment center by 117,000 square feet.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s consolidated statements of income and other pertinent financial and operating data.

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	67.0	67.9	69.4
Selling, general and administrative expenses	26.0	26.5	27.1
Goodwill impairment	—	—	9.3
Gain on sale of property and equipment	0.2	0.1	0.1
Other asset impairment and exit costs	0.2	1.2	0.9
Pension curtailment charge	—	0.1	—
Operating income (loss)	7.0	4.4	(6.6)
Interest expense	1.4	1.5	1.6
Interest income	—	—	0.1
Income tax expense (benefit)	1.9	0.9	(2.0)
Net income (loss)	3.6	2.0	(6.1)
SELECTED OPERATING DATA:
Selling square footage (in thousands)	22,800	23,400	24,203
Store revenues per selling sq. ft.	$154	$143	$145
Comparable store net revenue increase (decrease)	5.1%	(4.6)%	(8.7)%
Number of stores
Opened	1	3	8
Combined stores	—	—	—
Closed	(1)	(5)	(4)
Total — end of period	305	305	307

The Company’s store and eCommerce operations have been aggregated into one operating segment due to their similar economic characteristics, products, production processes and customers. These operations are expected to continue to have similar characteristics and long-term financial performance in future periods.

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the last three fiscal years. There were no material changes between fiscal years, as reflected in the table below.

	Fiscal Year	Fiscal Year	Fiscal Year
Merchandise Areas	2011	2010	2009

Women’s	35%	36%	37%
Cosmetics, Shoes and Accessories	33%	33%	31%
Men’s	17%	16%	16%
Home	9%	9%	10%
Children’s	6%	6%	6%

Total	100%	100%	100%

Comparison of Fiscal Years Ended January 29, 2011 and January 30, 2010

Revenues.  In fiscal year 2011, the Company’s revenues increased 5.0%, or $0.2 billion, to $3.5 billion from $3.3 billion in fiscal year 2010. The increase was primarily attributable to a 5.1% increase in revenues from comparable stores and a $5.8 million increase in revenues from new stores, partially offset by a $12.0 million decrease in revenues due to closed stores.

Cost of Goods Sold.  Cost of goods sold was $2.4 billion, or 67.0% of revenues in fiscal year 2011 compared to $2.3 billion, or 67.9% of revenues in fiscal year 2010. The increase in cost of goods sold of $81.6 million was primarily due to the increase in revenues. The decrease in cost of goods sold as a percentage of revenues was primarily attributable to reduced markdown activity, partially offset by an increase in buying expenses related to the Company’s merchandising initiatives for fiscal year 2011.

Merchandise costs across apparel categories are expected to have low double-digit increases for the second half of fiscal year 2012 due to inflation in the cost of raw materials, labor and fuel. Specific increases are dependent on the category and the related fabric content. The Company has been preparing for these cost increases for some time and is working diligently to minimize the impact of these higher costs on a consumer that is still buying cautiously and, therefore, less open to paying higher prices for discretionary goods.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses were $914.1 million, or 26.0% of revenues in fiscal year 2011 compared to $886.3 million, or 26.5% of revenues for fiscal year 2010. The increase in SG&A expenses was primarily due to an increase in branding and other strategic initiatives, advertising, and performance based compensation, partially offset by reductions in depreciation and pension expense for fiscal year 2011. The decrease in the SG&A expense rate is primarily the result of the decrease in depreciation and pension expense, coupled with increasing revenues.

Gain on sale of property and equipment.  Gain on sale of property and equipment was $6.4 million for fiscal year 2011 compared to $2.0 million for fiscal year 2010. The fiscal year 2011 gain was primarily due to the $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC, as well as $2.3 million for gains on the sale of three former retail locations. The fiscal year 2010 gain was primarily due to the $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC, offset by a $0.6 million loss on the abandonment of property and equipment.

Other Asset Impairment and Exit Costs.  In fiscal year 2011, the Company recorded $5.9 million in asset impairment charges primarily to adjust two retail locations’ net book values to fair value. The Company determines fair value of its retail locations primarily based on the present value of future cash flows. The Company also recorded a $3.5 million charge for real estate holding costs related to a store closing, offset by a $3.5 million revision to a previously estimated lease termination reserve. In fiscal year 2010, the Company recorded $38.5 million in impairment charges primarily to adjust eight retail locations’ net book values to fair value, a $1.0 million charge for real estate holding costs and other store closing costs, and $0.4 million in exit costs comprised primarily of severance costs associated with the outsourcing of certain information technology functions.

Pension curtailment charge.  A one-time pension curtailment charge of $2.7 million in the third quarter of fiscal year 2010 resulted from the decision to freeze the Company’s defined benefit plan, effective December 31, 2009, for those remaining participants whose benefits were not previously frozen in fiscal year 2006.

Interest Expense.  In fiscal year 2011, the Company’s interest expense decreased $0.6 million to $50.7 million from $51.3 million for fiscal year 2010. The decrease was primarily due to weighted average interest rates being lower in fiscal year 2011 compared to fiscal year 2010, and a $150.0 million net decrease in long-term debt excluding capital leases during fiscal year 2011.

Interest Income.  In fiscal year 2011, the Company’s interest income decreased $0.5 million, or 44.6%, to $0.6 million from $1.0 million in fiscal year 2010. The decrease was primarily due to significantly lower market interest rates in fiscal year 2011 as compared to fiscal year 2010.

Income tax expense.  Income tax expense for fiscal year 2011 was $68.2 million, or 34.8%, compared to $30.1 million, or 30.9%, for the same period in fiscal year 2010. The effective tax rate increased primarily as a result of lower corporate owned life insurance income and charitable stock contributions for fiscal year 2011, coupled with a $98.7 million increase in income before income taxes.

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

Selling, General and Administrative Expenses.  SG&A expenses were $886.3 million, or 26.5% of revenues in fiscal year 2010, compared to $947.6 million, or 27.1% of revenues in fiscal year 2009. The decrease in SG&A expenses of $61.3 million was primarily due to reductions in selling and sales support payroll, benefits, and advertising expenses totaling $49.5 million in response to the declining sales environment. The effect of these decreases as a percentage of revenues was partially offset by the de-leveraging experienced as a result of the decline in revenues for fiscal year 2010.

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

Gain on sale of property and equipment.  Gain on sale of property and equipment was $2.0 million for fiscal year 2010 compared to $4.1 million for fiscal year 2009. The fiscal year 2010 gain was primarily due to the $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC, offset by a $0.6 million loss on the abandonment of property and equipment. The fiscal year 2009 gain was primarily due to a $1.3 million gain on the sale of the Parisian headquarters facility and adjacent land parcels, and the $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building.

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

The following table illustrates the seasonality of revenues by quarter as a percentage of the full year for the fiscal years indicated.

	2011	2010	2009

First quarter	22.9%	22.7%	23.4%
Second quarter	22.4	22.7	23.7
Third quarter	21.2	21.8	21.2
Fourth quarter	33.5	32.8	31.7

The Company’s quarterly results of operations could also fluctuate significantly as a result of a variety of factors, including the timing of new store openings.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand of $453.4 million as of January 29, 2011, cash flows from operations, and borrowings under debt facilities, which consist of a $475.0 million credit facility that matures in November 2015 and $375.0 million in senior notes. As of January 29, 2011, the credit facility was comprised of an outstanding $125.0 million term loan and a $350.0 million revolving line of credit.

The credit facility was refinanced on November 23, 2010. The refinanced credit facility allows for up to $250.0 million of outstanding letters of credit, representing a $50.0 million increase from the previous facility. Amounts outstanding under the credit facility bear interest at a base rate or LIBOR rate, at the Company’s option. Base rate loans bear interest at the higher of the prime rate or the federal funds rate plus 0.5% or LIBOR plus 1.0%. LIBOR rate loans bear interest at the LIBOR rate plus a LIBOR rate margin, 1.50% as of January 29, 2011, based upon the leverage ratio. The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, by pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. The maximum leverage covenant ratio decreased from 4.25 under the previous facility to 4.0 under the new facility, and the calculated leverage ratio was 2.37 as of January 29, 2011. In connection with the refinancing, the Company incurred $3.3 million of financing costs that were deferred and are being amortized over the term of the credit facility. The Company was in compliance with all covenants as of January 29, 2011 and expects to remain in compliance with all debt covenants during fiscal year 2012. As of January 29, 2011, the Company had $35.4 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $314.6 million.

On April 21, 2010, the Company made a $75.0 million discretionary payment towards the outstanding amount of the term loan under the credit facility. In addition, the Company made a discretionary payment of $125.0 million on November 23, 2010, utilizing $75.0 million of cash on hand, and $50.0 million from a 5.70% fixed rate, 10-year note issued by the Company on November 23, 2010.

The senior notes are comprised of an $80.0 million floating rate senior note that has a stated variable interest rate based on three-month LIBOR plus 80.0 basis points, or 1.10% at January 29, 2011, that matures in July 2012. This $80.0 million notional amount has an associated interest rate swap with a fixed interest rate of 5.2%. Additionally, a $20.0 million fixed rate senior note that bears interest of 5.05% matures in July 2012, a $100.0 million fixed rate senior note that bears interest of 5.31% matures in July 2015, a $125.0 million fixed rate senior note that bears interest of 6.20% matures in August 2017, and a $50.0 million fixed rate senior note issued on November 23, 2010 that bears interest of 5.70% matures in November 2020. The senior notes have restrictive covenants that are similar to the Company’s credit facility. Additionally, the Company has a $17.8 million, 20-year variable rate, 0.29% at January 29, 2011, state bond facility which matures in October 2025.

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

The Company’s exposure to derivative instruments was limited to one interest rate swap as of January 29, 2011, an $80.0 million notional amount swap, which has a fixed interest rate of 5.2% and expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note.

Management believes that cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension funding and debt service requirements through fiscal year 2012.

The Company plans to invest approximately $500 million over the next several years in the following areas: store remodeling projects, upgrading and modernization of our information technology infrastructure, re-branding and marketing, and enhancements to the e-commerce business and website.

Net cash provided by operating activities was $189.2 million for fiscal year 2011 compared to $387.4 million for fiscal year 2010. The decrease in cash provided by operating activities for fiscal year 2011 was principally due to the increase in inventory to support current sales trends, a $67.1 million increase in income taxes paid in fiscal year 2011, and $59.0 million discretionary defined benefit plan contributions in fiscal year 2011, partially offset by a $60.5 million increase in net income for the current year period.

Net cash used by investing activities increased $32.5 million to $73.8 million for fiscal year 2011 from $41.3 million for fiscal year 2010. The increase in cash used by investing activities primarily resulted from increased purchases of property and equipment of $40.1 million.

The Company’s capital expenditures of $82.4 million during fiscal year 2011 were comprised primarily of amounts related to our re-branding initiative, a new store, expansions, remodels, information technology and other capital needs. The Company has increased the amount of its anticipated capital expenditures for fiscal year 2012 primarily due to expansions and remodels, and other infrastructure capital needs. Management expects to fund fiscal year 2012 capital expenditures principally with cash flows from operations.

Net cash used by financing activities increased $227.7 million to $248.0 million for fiscal year 2011 from $20.3 million for fiscal year 2010. The increase in cash used by financing activities primarily relates to the $200.0 million discretionary payments on amounts outstanding under the credit facility, offset by the $50.0 million issuance of a fixed rate senior note, a $28.9 million increase in dividends paid, and a $45.5 million increase in the repurchase and retirement of common stock.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

	Payments Due by Period
		Within
	Total	1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(Dollars in thousands)

Contractual Obligations
Long-Term Debt	$517,780	$—	$100,000	$225,000	$192,780
Estimated Interest Payments on Debt(a)	142,163	25,851	47,680	40,882	27,750
Capital Lease Obligations	21,459	4,426	8,333	4,992	3,708
Operating Leases(b)	571,037	71,782	127,966	95,226	276,063
Purchase Obligations(c)	170,590	74,396	67,870	28,240	84

Total Contractual Cash Obligations	$1,423,029	$176,455	$351,849	$394,340	$500,385

	Amount of Commitment Expiration per Period
	Total
	Amounts	Within
	Committed	1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(Dollars in thousands)

Other Commercial Commitments
Standby Letters of Credit	$35,376	$18,227	$17,149	$—	$—
Import Letters of Credit	5,724	5,724	—	—	—

Total Commercial Commitments	$41,100	$23,951	$17,149	$—	$—

(a)	Interest rates used to compute estimated interest payments utilize the stated rate for fixed rate debt and projected interest rates for variable rate debt. Projected rates range from 1.80% to 5.96% over the term of the variable rate debt agreements.

(b)	Lease payments consist of base rent only and do not include amounts for percentage rents, real estate taxes, insurance and other expenses related to those locations.

(c)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Agreements that are cancelable without penalty have been excluded. Purchase obligations relate primarily to purchases of property and equipment, information technology contracts, maintenance agreements and advertising contracts.

Obligations under the deferred compensation and postretirement benefit plans are not included in the contractual obligations table. The Company’s deferred compensation and postretirement plans are not funded in advance. Deferred compensation payments during fiscal years 2011 and 2010 totaled $7.5 million and $5.8 million, respectively. Postretirement benefit payments during fiscal years 2011 and 2010 totaled $2.6 million and $2.8 million, respectively.

Obligations under the Company’s defined benefit pension plan are not included in the contractual obligations table. Under the current requirements of the Pension Protection Act of 2006, the Company is required to fund the net pension liability over seven years. The net pension liability is calculated based on certain assumptions at January 1, of each year, that are subject to change based on economic conditions (and any regulatory changes) in the future. The Company expects to contribute sufficient amounts to the pension plan so that the Pension Protection Act of 2006 guidelines are exceeded, and over the next five years, the pension plan becomes fully funded.

As of January 29, 2011, the total uncertain tax position liability was approximately $20.9 million, including tax, penalty and interest. The Company is not able to reasonably estimate the timing of these tax related future cash flows and has excluded these liabilities from the table. At this time, the Company does not expect a material change to its gross unrecognized tax benefit during fiscal year 2012.

Also excluded from the contractual obligations table are payments the Company may make for employee medical costs and workers compensation, general liability and automobile claims.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of January 29, 2011. The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

Impact of Inflation or Deflation

Although the Company expects that operations will be influenced by general economic conditions, including rising food, fuel and energy prices, management does not believe that inflation has had a material effect on the Company’s results of operations. However, there can be no assurance that our business will not be affected by such factors in the future.

The Company is beginning to experience inflation in merchandise due to increases in raw material, labor and fuel costs. Such cost increases were not significant in fiscal year 2011, but the Company does expect to experience low to mid single-digit cost increases in the first half of fiscal year 2012 and low double-digit increases in the second half of fiscal year 2012. In private and exclusive brands, where there is more control over the production and manufacture of the merchandise, the Company has historically been able to minimize inflationary pressures through measures such as committing earlier for merchandise and shifting sourcing to lower cost markets. Belk’s third-party brand vendors are also facing the same inflationary pressures. Management will continue to work with these vendors in efforts to minimize the impact of inflation on merchandise costs and selling prices.

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

Property and Equipment, net.  Property and equipment owned by the Company are stated at cost less accumulated depreciation and amortization. Property and equipment leased by the Company under capital leases are stated at an amount equal to the present value of the minimum lease payments less accumulated amortization. Depreciation and amortization are recorded utilizing straight-line and in certain circumstances accelerated methods, typically over the shorter of estimated asset lives or related lease terms. The Company amortizes leasehold improvements over the shorter of the expected lease term or estimated asset life that would include cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the date the assets are placed in service, to be reasonably assured.

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

Useful Lives of Depreciable Assets.  The Company makes judgments in determining the estimated useful lives of its depreciable long-lived assets which are included in the consolidated financial statements. The estimate of useful lives is typically determined by the Company’s historical experience with the type of asset purchased.

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

Store Closing Reserves.  The Company reduces the carrying value of property and equipment to fair value for owned locations or recognizes a reserve for future obligations for leased facilities at the time the Company ceases using property and/or equipment. The reserve includes future minimum lease payments and common area maintenance and taxes for which the Company is obligated under operating lease agreements. Additionally, the Company makes certain assumptions related to potential subleases and lease terminations. These assumptions are based on management’s knowledge of the market and other relevant experience. However, significant changes in the real estate market and the inability to enter into the subleases or obtain lease terminations within the estimated time frame may result in increases or decreases to these reserves.

Customer Loyalty Programs.  The Company utilizes a customer loyalty program that issues certificates for discounts on future purchases to proprietary charge card customers based on their spending levels. The certificates are classified as a reduction to revenue as they are earned by the customers. The Company maintains a reserve liability for the estimated future redemptions of the certificates. The estimated impact on revenues of a 10% change in program utilization would be $2.0 million.

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

The Company elected an investment earnings assumption of 8.0% to determine its fiscal year 2011 expense. The Company believes that this assumption was appropriate given the composition of its plan assets and historical market returns thereon. The estimated effect of a 0.25% increase or decrease in the investment earnings assumption would decrease or increase pension expense by approximately $0.8 million. The Company has elected an investment earnings assumption of 7.5% for fiscal year 2012.

The Company selected a discount rate assumption of 5.75% to determine its fiscal year 2011 expense. The Company believes that this assumption was appropriate given the composition of its plan obligations and the interest rate environment as of the measurement date. The estimated effect of a 0.25% increase or decrease in the discount rate assumption would have decreased or increased fiscal year 2011 pension expense by approximately $0.3 million. The Company has decreased its discount rate assumption to 5.50% for fiscal year 2012.

Under the current requirements of the Pension Protection Act of 2006, the Company is required to fund the net pension liability over seven years. The net pension liability is calculated based on certain assumptions at January 1, of each year, that are subject to change based on economic conditions (and any regulatory changes) in the future. The Company expects to contribute sufficient amounts to the pension plan so that the Pension Protection Act of 2006 guidelines are exceeded, and over the next five years, the pension plan becomes fully funded. The Company elected to contribute $59.0 million to its Pension Plan in fiscal year 2011. In the prior year, the Company made a $44.0 million discretionary contribution to its Pension Plan on September 15, 2009. The Company expects to contribute $1.3 million and $2.6 million to its non-qualified defined benefit Supplemental Executive Retirement Plan and postretirement plan, respectively, in fiscal year 2012.

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

The Company is responsible for the payment of medical and dental claims and records a liability for claims obligations in excess of amounts collected from associate premiums. Historical data on incurred claims along with industry accepted loss analysis standards are used to estimate the loss development factors to project the future development of incurred claims. Management believes that the Company’s reserves are adequate but actual claims liabilities may differ from the amounts provided.

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

The Company is exposed to market risk from changes in interest rates on its variable rate debt. The Company uses interest rate swaps to manage the interest rate risk associated with its borrowings and to manage the Company’s allocation of fixed and variable rate debt. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged derivative instruments. The Company’s net exposure to interest rate risk is based on the difference between the outstanding variable rate debt and the notional amount of its designated interest rate swaps. At January 29, 2011, the Company had $222.8 million of variable rate debt, and an $80.0 million notional amount swap, which has a fixed interest rate of 5.2% and expires in fiscal year 2013. The effect on the Company’s annual interest expense of a one-percent change in interest rates would be approximately $1.4 million.

A discussion of the Company’s accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Belk, Inc.:

We have audited the accompanying consolidated balance sheets of Belk, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 29, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belk, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belk, Inc. and subsidiaries’ internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 12, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Charlotte, North Carolina
April 12, 2011

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share amounts)

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Revenues	$3,513,275	$3,346,252	$3,499,423
Cost of goods sold (including occupancy, distribution and buying expenses)	2,353,536	2,271,925	2,430,332
Selling, general and administrative expenses	914,078	886,263	947,602
Goodwill impairment	—	—	326,649
Gain on sale of property and equipment	6,416	2,011	4,116
Other asset impairment and exit costs	6,096	39,915	31,599
Pension curtailment charge	—	2,719	—

Operating income (loss)	245,981	147,441	(232,643)
Interest expense	(50,679)	(51,321)	(55,512)
Interest income	569	1,027	4,670
Gain on investments	—	43	204

Income (loss) before income taxes	195,871	97,190	(283,281)
Income tax expense (benefit)	68,243	30,054	(70,316)

Net income (loss)	$127,628	$67,136	$(212,965)

Basic net income (loss) per share	$2.72	$1.39	$(4.35)

Diluted net income (loss) per share	$2.71	$1.39	$(4.35)

Weighted average shares outstanding:
Basic	46,921,875	48,450,401	49,010,509
Diluted	47,011,533	48,452,460	49,010,509

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 29,	January 30,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$453,403	$585,930
Short-term investments	6,150	2,500
Accounts receivable, net	31,119	22,427
Merchandise inventory	808,503	775,342
Prepaid income taxes, expenses and other current assets	18,869	24,902

Total current assets	1,318,044	1,411,101
Investment securities	—	6,850
Property and equipment, net	951,120	1,009,250
Deferred income taxes	83,698	117,827
Other assets	36,769	37,547

Total assets	$2,389,631	$2,582,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196,622	$213,946
Accrued liabilities	161,844	155,648
Accrued income taxes	10,926	35,775
Deferred income taxes	19,776	16,079
Current installments of long-term debt and capital lease obligations	4,426	3,419

Total current liabilities	393,594	424,867
Long-term debt and capital lease obligations, excluding current installments	534,813	685,437
Interest rate swap liability	5,388	7,403
Retirement obligations and other noncurrent liabilities	299,564	370,573

Total liabilities	1,233,359	1,488,280

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 46.3 and 48.3 million shares
issued and outstanding as of January 29, 2011 and January 30, 2010, respectively	463	483
Paid-in capital	409,201	451,278
Retained earnings	887,953	798,963
Accumulated other comprehensive loss	(141,345)	(156,429)

Total stockholders’ equity	1,156,272	1,094,295

Total liabilities and stockholders’ equity	$2,389,631	$2,582,575

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

					Accumulated
	Common	Common			Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance at February 2, 2008	49,569	$496	$479,020	$977,206	$(67,996)	$1,388,726
Comprehensive loss:
Net loss	—	—	—	(212,965)	—	(212,965)
Unrealized loss on investments, net of $740 income taxes	—	—	—	—	(1,247)	(1,247)
Reclassification to loss on investments, net of $231 income taxes	—	—	—	—	(388)	(388)
Unrealized loss on interest rate swaps, net of $807 income taxes	—	—	—	—	(1,360)	(1,360)
Defined benefit expense, net of $57,941 income taxes	—	—	—	—	(97,606)	(97,606)
Effects of changing the pension plan measurement date pursuant to ASC 715-30-35-62, net of $1,008 income taxes	—	—	—	—	1,699	1,699

Total comprehensive loss						(311,867)

Cash dividends	—	—	—	(19,846)	—	(19,846)
Effects of changing the pension plan measurement date pursuant to ASC 715-30-35-62, net of $1,672 income taxes	—	—	—	(2,816)	—	(2,816)
Issuance of stock-based compensation	—	—	(444)	—	—	(444)
Stock-based compensation expense	—	—	314	—	—	314
Common stock issued	57	1	307	—	—	308
Repurchase and retirement of common stock	(873)	(9)	(22,339)	—	—	(22,348)

Balance at January 31, 2009	48,753	488	456,858	741,579	(166,898)	1,032,027
Comprehensive income:
Net income	—	—	—	67,136	—	67,136
Unrealized gain on investments, net of $287 income taxes	—	—	—	—	482	482
Unrealized gain on interest rate swaps, net of $259 income taxes	—	—	—	—	521	521
Defined benefit expense, net of $4,078 income taxes	—	—	—	—	7,688	7,688
Pension curtailment charge, net of $941 income taxes	—	—	—	—	1,778	1,778

Total comprehensive income						77,605

Cash dividends	—	—	—	(9,752)	—	(9,752)
Issuance of stock-based compensation	—	—	(115)	—	—	(115)
Stock-based compensation expense	—	—	180	—	—	180
Common stock issued	33	—	300	—	—	300
Repurchase and retirement of common stock	(500)	(5)	(5,945)	—	—	(5,950)

Balance at January 30, 2010	48,286	483	451,278	798,963	(156,429)	1,094,295
Comprehensive income:
Net income	—	—	—	127,628	—	127,628
Unrealized gain on interest rate swaps, net of $669 income taxes	—	—	—	—	1,346	1,346
Defined benefit expense, net of $7,370 income taxes	—	—	—	—	13,738	13,738

Total comprehensive income						142,712

Cash dividends	—	—	—	(38,638)	—	(38,638)
Issuance of stock-based compensation	—	—	(43)	—	—	(43)
Stock-based compensation expense	—	—	8,823	—	—	8,823
Common stock issued	36	—	539	—	—	539
Repurchase and retirement of common stock	(1,978)	(20)	(51,396)	—	—	(51,416)

Balance at January 29, 2011	46,344	$463	$409,201	$887,953	$(141,345)	$1,156,272

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$127,628	$67,136	$(212,965)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	—	326,649
Other asset impairment and exit costs	6,096	39,915	31,599
Deferred income tax expense (benefit)	33,453	(9,982)	(63,562)
Depreciation and amortization expense	140,239	158,388	165,267
Stock-based compensation expense	10,466	180	314
Pension curtailment charge	—	2,719	—
(Gain) loss on sale of property and equipment	(3,787)	618	(1,487)
Amortization of deferred gain on sale and leaseback	(2,629)	(2,629)	(2,629)
Gain on sale of investments	—	(43)	(204)
Investment securities contribution expense	—	1,889	—
(Increase) decrease in:
Accounts receivable, net	(7,981)	11,616	31,565
Merchandise inventory	(33,161)	53,155	104,280
Prepaid income taxes, expenses and other assets	6,348	4,361	(6,050)
Increase (decrease) in:
Accounts payable and accrued liabilities	(11,984)	52,746	(80,095)
Accrued income taxes	(24,849)	35,182	(25,387)
Retirement obligations and other liabilities	(50,598)	(27,856)	(1,994)

Net cash provided by operating activities	189,241	387,395	265,301

Cash flows from investing activities:
Purchases of property and equipment	(82,409)	(42,326)	(129,282)
Proceeds from sales of property and equipment	5,448	140	19,715
Purchases of short-term investments	—	—	(17,750)
Proceeds from sales of short-term investments	3,200	900	7,500

Net cash used by investing activities	(73,761)	(41,286)	(119,817)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	50,000	—	—
Principal payments on long-term debt and capital lease obligations	(204,605)	(4,496)	(29,685)
Dividends paid	(38,638)	(9,752)	(19,846)
Repurchase and retirement of common stock	(51,416)	(5,950)	(22,348)
Stock compensation tax benefit (expense)	41	(64)	154
Cash paid for withholding taxes in lieu of stock-based compensation shares	(84)	(51)	(598)
Deferred financing costs	(3,305)	—	—

Net cash used by financing activities	(248,007)	(20,313)	(72,323)

Net (decrease) increase in cash and cash equivalents	(132,527)	325,796	73,161
Cash and cash equivalents at beginning of period	585,930	260,134	186,973

Cash and cash equivalents at end of period	$453,403	$585,930	$260,134

Supplemental disclosures of cash flow information:
Income taxes paid (refunded)	$60,232	$(6,846)	$32,710
Supplemental schedule of noncash investing and financing activities:
Increase (decrease) in property and equipment through accrued purchases	1,379	(7,525)	(11,079)
Increase (decrease) in investment securities through short-term investments	(6,850)	6,850	—
Increase in property and equipment through assumption of capital leases	4,990	—	—

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Belk, Inc. and its subsidiaries (collectively, the “Company” or “Belk”) operate retail department stores in 16 states primarily in the southern United States. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on the Saturday closest to each January 31. All references to fiscal years are as follows:

Fiscal Year	Ended	Weeks

2014	February 1, 2014	52
2013	February 2, 2013	53
2012	January 28, 2012	52
2011	January 29, 2011	52
2010	January 30, 2010	52
2009	January 31, 2009	52
2008	February 2, 2008	52
2007	February 3, 2007	53

Certain prior period amounts have been reclassified to conform with current year presentation. Previously, the Company presented gift card liability amounts within accounts payable as presented on the consolidated balance sheet. In the current year, the Company has presented the gift card liability in accrued liabilities, and revised amounts presented in the fiscal year 2010 consolidated balance sheet for comparability purposes. The revision had no impact on net income, total current liabilities, cash flows from operating activities, or stockholders’ equity for fiscal year 2010.

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

Significant estimates are required as part of determining stock-based compensation, depreciation, amortization and recoverability of long-lived and intangible assets, valuation of inventory, establishing store closing and other reserves, self-insurance reserves and calculating retirement obligations and expense.

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

Merchandise Areas	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009

Women’s	35%	36%	37%
Cosmetics, Shoes and Accessories	33%	33%	31%
Men’s	17%	16%	16%
Home	9%	9%	10%
Children’s	6%	6%	6%

Total	100%	100%	100%

Revenues include sales of merchandise and the net revenue received from leased departments of $2.3 million each for fiscal years 2011 and 2010, and $3.1 million for fiscal year 2009. Sales from retail operations are recorded at the time of delivery and reported net of sales taxes and merchandise returns. The reserve for returns is calculated as a percentage of sales based on historical return percentages.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised principally of payroll and benefits for retail and corporate employees, depreciation, advertising and other administrative expenses. SG&A expenses are reduced by proceeds from the 10-year credit card program agreement (“Program Agreement”) between Belk and GE Money Bank (“GE”), an affiliate of GE Consumer Finance, which expires June 30, 2016. This Program Agreement sets forth among other things the terms and conditions under which GE will issue credit cards to Belk’s customers. The Company is paid a percentage of net credit sales, as defined by the Program Agreement. Belk is required to perform certain duties, including receiving and remitting in-store payments on behalf of GE and receiving fees for these activities. These amounts totaled $71.1 million, $67.0 million and $67.3 million in fiscal years 2011, 2010 and 2009, respectively.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising

Advertising costs, net of co-op recoveries from merchandise vendors, are expensed in the period in which the advertising event takes place and amounted to $143.2 million, $123.5 million and $134.2 million in fiscal years 2011, 2010 and 2009, respectively.

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

Short-term Investments

Short-term investments consist of investments whose original maturity is greater than 90 days. At January 29, 2011, the Company held an auction rate security (“ARS”) of $6.2 million in short-term investments, which represents the amount called at par by the issuer during the first quarter of fiscal year 2012.

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

Investment Securities

The Company accounts for investments in accordance with the provisions of ASC 320, “Investments — Debt and Equity Securities.” Securities classified as available-for-sale are valued at fair value, while securities that the Company has the ability and positive intent to hold to maturity are valued at amortized cost. The Company includes unrealized holding gains and losses for available-for-sale securities in other comprehensive income (loss). Realized gains and losses are recognized on an average cost basis and are included in income. Declines in fair value that are considered to be other than temporary are reported in gain (loss) on investments.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, Net

Property and equipment owned by the Company are stated at historical cost less accumulated depreciation and amortization. Property and equipment leased by the Company under capital leases are stated at an amount equal to the present value of the minimum lease payments less accumulated amortization. Depreciation and amortization are recorded utilizing straight-line and in certain circumstances accelerated methods, typically over the shorter of estimated asset lives or related lease terms. The Company amortizes leasehold improvements over the shorter of the estimated asset life or expected lease term that would include cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears, at the date the assets are placed in service, to be reasonably assured.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the merchandise is marked down or the reimbursement is negotiated. Amounts received prior to recognizing the markdowns are recorded as a reduction to the cost of inventory.

•	Payroll allowances — Represents reimbursement for payroll costs. Amounts are recognized as a reduction to SG&A expenses in the period that the payroll cost is incurred.

Pension and Postretirement Obligations

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

The Company is responsible for the payment of medical and dental claims and records a liability for claims obligations in excess of amounts collected from associate premiums. Historical data on incurred claims along with industry accepted loss analysis standards are used to estimate the loss development factors to project the future development of incurred claims. Management believes that the Company’s reserves are adequate but actual claims liabilities may differ from the amounts provided.

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

As of January 29, 2011, the Company has one interest rate swap for an $80.0 million notional amount, which has a fixed rate of 5.2% and expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note. The Company previously had a $125.0 million notional amount swap, which had a fixed rate of 6.0% and expired in September 2008, that had been designated as a cash flow hedge against variability in future interest payments on a $125.0 million variable rate bond facility. On July 26, 2007, the $125.0 million notional amount swap was de-designated due to the Company’s decision to prepay the underlying debt.

(2)	Goodwill and Intangibles

Goodwill and other intangible assets are accounted for in accordance with ASC 350, “Intangibles — Goodwill and Other.” This statement requires that goodwill and other intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At January 31, 2009, the Company completed its annual impairment measurement and, through the use of discounted cash flow techniques and market comparisons, determined that the fair value of the reporting unit was less than its carrying value. As a result, the Company recorded a $326.6 million goodwill impairment charge. The impairment of goodwill was a non-cash charge and did not affect the Company’s compliance with financial covenants under its various debt agreements.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortizing intangibles are comprised of the following:

	January 29,	January 30,
	2011	2010
	(Dollars in thousands)

Amortizing intangible assets:
Favorable lease intangibles	$9,960	$10,160
Accumulated amortization — favorable lease intangibles	(3,368)	(2,586)
Credit card and customer list intangibles	18,746	18,746
Accumulated amortization — credit card and customer list
intangibles	(12,913)	(10,813)
Other intangibles	7,852	7,951
Accumulated amortization — other intangibles	(6,131)	(5,870)

Net amortizing intangible assets	$14,146	$17,588

Amortizing intangible liabilities:
Unfavorable lease intangibles	$(26,347)	$(30,453)
Accumulated amortization — unfavorable lease intangibles	6,394	6,579

Net amortizing intangible liabilities	$(19,953)	$(23,874)

The Company recorded net amortization expense related to amortizing intangibles of $1.6 million in fiscal year 2011, and $2.0 million in fiscal years 2010 and 2009, respectively.

(3)	Other Asset Impairment and Exit Costs

In fiscal year 2011, the Company recorded $5.9 million in asset impairment charges primarily to adjust two retail locations’ net book values to fair value. The Company determines fair value of its retail locations primarily based on the present value of future cash flows. The Company also recorded a $3.5 million charge for real estate holding costs related to a store closing, offset by a $3.5 million revision to a previously estimated lease termination reserve.

In fiscal year 2010, the Company recorded $38.5 million in impairment charges primarily to adjust eight retail locations’ net book values to fair value, a $1.0 million charge for real estate holding costs and other store closing costs, and $0.4 million in exit costs comprised primarily of severance costs associated with the outsourcing of certain information technology functions.

As of January 29, 2011 and January 30, 2010, the remaining reserve balance for post-closing real estate lease obligations was $8.9 million and $8.8 million, respectively. These balances are presented within accrued liabilities and other noncurrent liabilities on the consolidated balance sheets. The Company does not anticipate incurring significant additional exit costs in connection with the store closings. The following is a summary of post-closing real estate lease obligations activity:

	January 29,	January 30,
	2011	2010
	(Dollars in thousands)

Balance, beginning of year	$8,821	$7,044
Charges and adjustments	1,857	2,858
Utilization/payments	(1,783)	(1,081)

Balance, end of year	$8,895	$8,821

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	January 29,	January 30,
	2011	2010
	(Dollars in thousands)

Unrealized loss on interest rate swaps, net of $2,119 and $2,789 of income
taxes as of January 29, 2011 and January 30, 2010, respectively	$(3,268)	$(4,614)
Defined benefit plans, net of $83,348 and $90,721 of income taxes as of
January 29, 2011 and January 30, 2010, respectively	(138,077)	(151,815)

Accumulated other comprehensive loss	$(141,345)	$(156,429)

(5)	Accounts Receivable, Net

Accounts receivable, net consists of:

	January 29,	January 30,
	2011	2010
	(Dollars in thousands)

Accounts receivable from vendors	$12,322	$9,283
Credit card accounts receivable	16,428	9,381
Other receivables	2,369	3,763

Accounts receivable, net	$31,119	$22,427

(6)	Investments

Held-to-maturity securities as of January 29, 2011 consisted of a $6.2 million ARS classified as a short-term investment, which represents the amount called at par by the issuer during the first quarter of fiscal year 2012. As a result of persistent failed auctions during fiscal year 2009 and the uncertainty of when these investments could be successfully liquidated at par, the Company reclassified the ARS to held-to-maturity from available-for-sale during fiscal year 2010. As of January 29, 2011, the amortized cost and fair value of the ARS was $6.2 million.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Property and Equipment, net

Details of property and equipment, net are as follows:

	Estimated	January 29,	January 30,
	Lives	2011	2010
	(In Years)	(Dollars in thousands)

Land		$51,173	$58,494
Buildings	primarily 15-31.5	1,071,126	1,044,520
Furniture, fixtures and equipment	3-20	1,117,326	1,083,214
Property under capital leases	5-20	63,943	56,777
Construction in progress		1,977	12,061

		2,305,545	2,255,066
Less accumulated depreciation and amortization		(1,354,425)	(1,245,816)

Property and equipment, net		$951,120	$1,009,250

The Company recorded depreciation and amortization related to property and equipment of $138.6 million, $156.4 million and $163.3 million in fiscal years 2011, 2010 and 2009, respectively. Accumulated amortization of assets under capital lease was $44.4 million and $41.7 million as of January 29, 2011 and January 30, 2010, respectively.

(8)	Sale of Properties

During fiscal year 2011, the Company sold three former store locations for $4.6 million that resulted in gains on sale of property of $2.3 million.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Accrued Liabilities

Accrued liabilities are comprised of the following:

	January 29,	January 30,
	2011	2010
	(Dollars in thousands)

Salaries, wages and employee benefits	$44,665	$44,696
Gift card liability	32,143	30,049
Accrued capital expenditures	3,219	1,723
Taxes, other than income	17,973	17,793
Rent	7,518	6,719
Sales returns allowance	10,950	9,677
Interest	7,664	7,769
Store closing reserves	2,020	6,275
Self insurance reserves	7,494	6,292
Advertising	5,118	5,774
Other	23,080	18,881

Accrued Liabilities	$161,844	$155,648

(10)	Borrowings

Long-term debt and capital lease obligations consist of the following:

	January 29,	January 30,
	2011	2010
	(Dollars in thousands)

Credit facility term loan	$125,000	$325,000
Senior notes	375,000	325,000
Capital lease agreements through August 2020	21,459	21,076
State bond facility	17,780	17,780

	539,239	688,856
Less current installments	(4,426)	(3,419)

Long-term debt and capital lease obligations, excluding current installments	$534,813	$685,437

As of January 29, 2011, the annual maturities of long-term debt and capital lease obligations over the next five years are $4.4 million, $104.7 million, $3.6 million, $3.0 million, and $227.0 million, respectively. The Company made interest payments of $36.4 million, $34.7 million and $43.7 million, of which $0.2 million, $0.5 million, and $1.7 million was capitalized into property and equipment during fiscal years 2011, 2010, and 2009, respectively.

The Company’s borrowings consist primarily of a $475.0 million credit facility that matures in November 2015 and $375.0 million in senior notes. As of January 29, 2011, the credit facility was comprised of an outstanding $125.0 million term loan and a $350.0 million revolving line of credit.

The credit facility was refinanced on November 23, 2010. The refinanced credit facility allows for up to $250.0 million of outstanding letters of credit, representing a $50.0 million increase from the previous facility. Amounts outstanding under the credit facility bear interest at a base rate or LIBOR rate, at the Company’s option. Base rate loans bear interest at the higher of the prime rate or the federal funds rate plus 0.5% or LIBOR plus 1.0%. LIBOR rate loans bear interest at the LIBOR rate plus a LIBOR rate margin, 1.50% as of January 29, 2011, based

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon the leverage ratio. The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, by pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. The maximum leverage covenant ratio decreased from 4.25 under the previous facility to 4.0 under the new facility, and the calculated leverage ratio was 2.37 as of January 29, 2011. In connection with the refinancing, the Company incurred $3.3 million of financing costs that were deferred and are being amortized over the term of the credit facility. The Company was in compliance with all covenants as of January 29, 2011 and expects to remain in compliance with all debt covenants during fiscal year 2012. As of January 29, 2011, the Company had $35.4 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $314.6 million.

On April 21, 2010, the Company made a $75.0 million discretionary payment towards the outstanding amount of the term loan under the credit facility. In addition, the Company made a discretionary payment of $125.0 million on November 23, 2010, utilizing $75.0 million of cash on hand, and $50.0 million from a 5.70% fixed rate, 10-year note issued by the Company on November 23, 2010.

The senior notes are comprised of an $80.0 million floating rate senior note that has a stated variable interest rate based on three-month LIBOR plus 80.0 basis points, or 1.10% at January 29, 2011, that matures in July 2012. This $80.0 million notional amount has an associated interest rate swap with a fixed interest rate of 5.2%. Additionally, a $20.0 million fixed rate senior note that bears interest of 5.05% matures in July 2012, a $100.0 million fixed rate senior note that bears interest of 5.31% matures in July 2015, a $125.0 million fixed rate senior note that bears interest of 6.20% matures in August 2017, and a $50.0 million fixed rate senior note that bears interest of 5.70% matures in November 2020. The senior notes have restrictive covenants that are similar to the Company’s credit facility. Additionally, the Company has a $17.8 million, 20-year variable rate, 0.29% at January 29, 2011, state bond facility which matures in October 2025.

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

The Company’s exposure to derivative instruments was limited to one interest rate swap as of January 29, 2011, an $80.0 million notional amount swap, which has a fixed interest rate of 5.2% and expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Retirement Obligations and Other Noncurrent Liabilities

Retirement obligations and other noncurrent liabilities are comprised of the following:

	January 29,	January 30,
	2011	2010
	(Dollars in thousands)

Pension liability	$99,343	$172,663
Deferred compensation plans	32,241	31,234
Post-retirement benefits	20,458	22,249
Supplemental executive retirement plans	24,033	23,029
Deferred gain on sale/leaseback	23,440	26,069
Unfavorable lease liability	18,015	22,169
Deferred rent	28,621	26,558
Self-insurance reserves	11,170	11,278
Developer incentive liability	9,008	9,826
Income tax reserves	19,120	17,224
Other noncurrent liabilities	14,115	8,274

Retirement obligations and other noncurrent liabilities	$299,564	$370,573

(12)	Leases

The Company leases some of its stores, warehouse facilities and equipment. The majority of these leases will expire over the next 10 years. The leases usually contain renewal options at the lessee’s discretion and provide for payment by the lessee of real estate taxes and other expenses and, in certain instances, contingent rentals determined on the basis of a percentage of sales in excess of stipulated minimums.

Future minimum lease payments under non-cancelable leases, net of future minimum sublease rental income under non-cancelable subleases, as of January 29, 2011 were as follows:

Fiscal Year	Capital	Operating
	(Dollars in thousands)

2012	5,819	71,782
2013	5,806	68,447
2014	4,433	59,519
2015	3,566	51,976
2016	2,350	43,250
After 2016	4,203	276,063

Total	26,177	571,037
Less sublease rental income	—	(13,037)

Net rentals	26,177	$558,000

Less imputed interest	(4,718)

Present value of minimum lease payments	21,459
Less current portion	(4,426)

Noncurrent portion of the present value of minimum lease payments	$17,033

Sublease rental income primarily relates to the portion of the Company’s headquarters building located in Charlotte, NC that was sold and leased back by the Company during fiscal year 2008 and was subsequently subleased by the Company.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net rental expense for all operating leases consists of the following:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(Dollars in thousands)

Buildings:
Minimum rentals	$74,141	$76,218	$76,512
Contingent rentals	3,239	2,614	3,066
Sublease rental income	(2,326)	(2,383)	(2,307)
Equipment	1,988	2,133	2,008

Total net rental expense	$77,042	$78,582	$79,279

(13)	Income Taxes

Federal and state income tax expense (benefit) was as follows:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(Dollars in thousands)

Current:
Federal	$32,758	$36,438	$(644)
State	2,032	3,598	(6,110)

	34,790	40,036	(6,754)

Deferred:
Federal	29,792	(9,437)	(69,476)
State	3,661	(545)	5,914

	33,453	(9,982)	(63,562)

Income taxes	$68,243	$30,054	$(70,316)

A reconciliation between income taxes and income tax expense (benefit) computed using the federal statutory income tax rate of 35% is as follows:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(Dollars in thousands)

Income tax at the statutory federal rate	$68,555	$34,016	$(99,148)
State income taxes, net of federal	3,930	744	(1,244)
Goodwill impairment	—	—	32,835
Increase in cash surrender value of officers’ life insurance	(4,178)	(4,619)	(2,915)
Net increase (decrease) in uncertain tax positions	(485)	735	(4,807)
Change in valuation allowances for prior years	—	—	4,938
Other	421	(822)	25

Income taxes	$68,243	$30,054	$(70,316)

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consist of:

	January 29,	January 30,
	2011	2010
	(Dollars in thousands)

Deferred tax assets:
Prepaid pension costs	$24,517	$48,912
Benefit plan costs	31,740	31,868
Store closing and other reserves	20,620	15,473
Inventory capitalization	6,123	5,855
Tax carryovers	14,308	13,305
Interest rate swaps	2,007	2,758
Prepaid rent	10,995	10,068
Goodwill	55,384	61,231
Intangibles	12,451	13,173
Other	8,909	11,950

Gross deferred tax assets	187,054	214,593
Less valuation allowance	(20,996)	(19,899)

Net deferred tax assets	166,058	194,694

Deferred tax liabilities
Property and equipment	52,716	49,753
Intangibles	6,495	6,842
Inventory	42,597	35,788
Investment securities	—	—
Other	328	563

Gross deferred tax liabilities	102,136	92,946

Net deferred tax assets	$63,922	$101,748

Due to current economic conditions and their impact on the future, the Company believes that it is more likely than not that the benefit from certain state net operating loss and credit carryforwards, and net deferred tax assets for state income tax purposes, will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $20.8 million and $19.7 million at January 29, 2011 and January 30, 2010, respectively, on these deferred tax assets. The increase in the valuation allowance consists of $1.7 million from current year increases to deferred tax assets resulting from recurring current year operations, offset by $0.6 million related to deferred tax assets within other comprehensive income. If or when recognized, the Company anticipates that the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at January 29, 2011 will be accounted for as a reduction of income tax expense.

The Company’s valuation allowance was based on an assessment of the amount of deferred tax assets that are more likely than not to be realized, and represents the extent to which deferred tax assets are not supported by future reversals of existing taxable temporary differences.

As of January 29, 2011, the Company has net operating loss carryforwards for state income tax purposes of $303.7 million. The state carryforwards expire at various intervals through fiscal year 2032 but primarily in fiscal years 2024 through 2027. The Company also has state job credits of $1.2 million, which are available to offset future taxable income, in the applicable states, if any. These credits expire between fiscal years 2016 and 2023. In addition,

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company has alternative minimum tax net operating loss carryforwards of $0.9 million which are available to reduce future alternative minimum taxable income, and are not subject to expiration.

The state net operating loss carryforwards from filed returns included uncertain tax positions taken in prior years. State net operating loss carryforwards as shown on the Company’s tax returns are larger than the state net operating losses for which a deferred tax asset is recognized for financial statement purposes.

As of January 29, 2011, the total gross unrecognized tax benefit was $23.6 million. Of this total, $3.3 million represents the amount of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in a future period. A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

	January 29,	January 30,
	2011	2010
	(Dollars in thousands)

Balance, beginning of year	$18,958	$21,567
Additions for tax positions from prior years	1,245	7,429
Reductions for tax positions from prior years	(227)	(382)
Additions for tax positions related to the current year	3,599	1,500
Settlement payments	—	(11,156)

Balance, end of year	$23,575	$18,958

The Company reports interest related to unrecognized tax benefits in interest expense, and penalties related to unrecognized tax benefits in income tax expense. Total accrued interest and penalties for unrecognized tax benefits (net of tax benefit) as of January 29, 2011 was $2.0 million, after recognition of a $0.1 million benefit during fiscal year 2011.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the projected benefit obligation, change in plan assets, funded status, amounts recognized and unrecognized, net periodic benefit cost and actuarial assumptions are as follows:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	January 29,	January 30,	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010	2011	2010
	(Dollars in thousands)

Change in projected benefit obligation:
Benefit obligation at beginning of year	$466,741	$429,863	$11,352	$10,279	$24,808	$26,704
Service cost	—	—	73	126	150	133
Interest cost	26,069	26,433	618	629	1,360	1,624
Actuarial (gains) losses	11,347	36,547	1,117	1,584	(651)	(892)
Benefits paid	(26,990)	(26,102)	(1,355)	(1,266)	(2,632)	(2,761)

Benefit obligation at end of year	477,167	466,741	11,805	11,352	23,035	24,808

Change in plan assets:
Fair value of plan assets at beginning of year	294,078	217,546	—	—	—	—
Actual return on plan assets	51,736	58,634	—	—	—	—
Contributions to plan	59,000	44,000	1,355	1,266	2,632	2,761
Benefits paid	(26,990)	(26,102)	(1,355)	(1,266)	(2,632)	(2,761)

Fair value of plan assets at end of year	377,824	294,078	—	—	—	—

Funded Status	(99,343)	(172,663)	(11,805)	(11,352)	(23,035)	(24,809)
Unrecognized net transition obligation	—	—	—	—	456	706
Unrecognized prior service costs	—	—	—	—	—	—
Unrecognized net loss	218,670	239,870	2,560	1,594	(263)	366

Net prepaid (accrued)	$119,327	$67,207	$(9,245)	$(9,758)	$(22,842)	$(23,737)

Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees. Due to the pension plan freeze in the third quarter of fiscal year 2010, the Company began using the average remaining life of the participants in the pension plan rather than the average remaining service life of the Company’s active employees.

Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	January 29,	January 30,	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010	2011	2010
	(Dollars in thousands)

Accrued liabilities	$—	$—	$1,230	$1,326	$2,579	$2,560
Deferred income tax assets	82,342	89,743	873	546	133	432
Retirement obligations and other noncurrent liabilities	99,343	172,663	10,575	10,026	20,458	22,249
Accumulated other comprehensive loss	(136,328)	(150,127)	(1,687)	(1,048)	(62)	(640)

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Old SERP Plan		Postretirement Benefits
	January 29,	January 30,	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010	2011	2010
	(Dollars in thousands)

Obligation and funded status at
January 29, 2011 and January 30, 2010, respectively:
Projected benefit obligation	$477,167	$466,741	$11,805	$11,352	$23,035	$24,808
Accumulated benefit obligation	477,167	466,741	10,861	10,583	N/A	N/A
Fair value of plan assets	377,824	294,078	—	—	—	—

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	January 29,	January 30,	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010	2011	2010
	(Dollars in thousands)

Net actuarial loss	$(136,328)	$(150,127)	$(1,687)	$(1,048)	$210	$(197)
Prior service cost	—	—	—	—	—	—
Transition obligation	—	—	—	—	(272)	(443)

	$(136,328)	$(150,127)	$(1,687)	$(1,048)	$(62)	$(640)

Activity related to plan assets and benefit obligations recognized in accumulated other comprehensive loss are as follows:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	January 29,	January 30,	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010	2011	2010
	(Dollars in thousands)

Adjustment to minimum liability	$9,236	$(13)	$(734)	$(1,045)	$426	$588
Effect of pension curtailment charge	—	1,778	—	—	—	—
Amortization of unrecognized items:
Net transition obligation	—	—	—	—	171	173
Prior service cost	—	243	—	—	—	—
Net losses	4,563	7,717	95	—	(19)	25

	$13,799	$9,725	$(639)	$(1,045)	$578	$786

The weighted-average assumptions used to determine benefit obligations at the January 29, 2011 and January 30, 2010 measurement dates were as follows:

	Pension Plan		Old SERP Plan		Postretirement Plan
	Measurement Date		Measurement Date		Measurement Date
	1/29/11	1/30/10	1/29/11	1/30/10	1/29/11	1/30/10

Discount rates	5.500%	5.750%	5.500%	5.750%	5.500%	5.750%
Rates of compensation increase	N/A	N/A	4.0	4.0	N/A	N/A

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted-average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension Plan			Old SERP Plan			Postretirement Plan
	January 29,	January 30,	January 31,	January 29,	January 30,	January 31,	January 29,	January 30,	January 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009

Discount rates	5.750%	6.375%	6.125%	5.750%	6.375%	6.125%	5.750%	6.375%	6.125%
Rates of compensation increase	N/A	4.0	4.0	4.0	4.0	4.0	N/A	N/A	N/A
Return on plan assets	8.00	8.00	8.25	N/A	N/A	N/A	N/A	N/A	N/A

The Company developed the discount rate by matching the projected future cash flows of the plan to a modeled yield curve consisting of over 500 Aa-graded, noncallable bonds. Based on this analysis, management selected a 5.75% discount rate, which represented the calculated yield curve rate rounded up to the nearest quarter point. The pension plan’s expected return assumption is based on the weighted average aggregate long-term expected returns of various actively managed asset classes corresponding to the plan’s asset allocation. The majority of the pension plan assets are allocated to equity securities, with the remaining assets allocated to fixed income securities, private equity investments, and cash.

The measurement date for the defined benefit pension plan, Old SERP and postretirement benefits for fiscal year 2011 is January 29, 2011. For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal year 2011; the rate was assumed to decrease to 5.0% gradually over the next six years and remain at that level for fiscal years thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing or decreasing the assumed health care cost trend rates by one percentage point would increase or decrease the accumulated postretirement benefit obligation as of January 29, 2011 by $0.4 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended January 29, 2011 by $0.1 million.

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

The asset allocation for the pension plan is as follows:

		Percentage of Plan Assets at Measurement Date
		January 29,	January 30,	January 31,
	Target Allocation	2011	2010	2009

Domestic equity securities	40-55%	48%	50%	45%
International equity securities	10-15%	14%	12%	12%
Fixed Income	30-45%	35%	34%	39%
Private Equity	0-5%	2%	2%	3%
Cash	—	1%	2%	1%

Total	100%	100%	100%	100%

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

As of January 29, 2011 and January 30, 2010, the pension plan assets were required to be measured at fair value. These assets included cash and cash equivalents, equity securities, fixed income securities, mutual funds, private equity funds and exchange traded limited partnership units. These categories can cross various asset allocation strategies as reflected in the preceding table.

Fair values of the pension plan assets were as follows:

		Fair Value Measurement at Reporting Date Using				Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant Other	Significant		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable		Active Markets for	Observable	Unobservable
	January 29,	Identical Assets	Outputs	Inputs	January 30,	Identical Assets	Outputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)				(Dollars in thousands)

Cash and cash equivalents	$9,647	$—	$9,647	$—	$8,075	$237	$7,838	$—
Equity securities
International companies	14,060	14,060	—	—	2,181	2,181	—	—
U.S. companies (a)	92,336	92,336	—	—	134,138	134,138	—	—
Fixed income securities
Corporate bonds	20,335	—	20,335	—	3,397	—	3,397	—
Government securities	63,204	—	63,204	—	15,571	—	15,571	—
Mortgage backed securities	2,075	—	2,075	—	402	—	402	—
Municipal bonds	640	—	640	—	—	—	—	—
Mutual funds	169,720	53,620	116,100	—	124,157	86,033	38,124	—
Private equity	5,560	—	—	5,560	5,640	—	—	5,640
Exchange traded limited partnership units	247	247	—	—	517	517	—	—

Total assets measured at fair value	$377,824	$160,263	$212,001	$5,560	$294,078	$223,106	$65,332	$5,640

(a)	The U.S. equity securities consist of large cap companies, mid cap companies and small cap companies of $56.3 million, $20.5 million and $15.5 million, respectively, in fiscal year 2011, and $95.0 million, $19.8 million and $19.3 million, respectively, in fiscal year 2010.

The pension plan cash equivalents, corporate bonds, government securities, mortgage backed securities, municipal bonds, and mutual funds of $9.6 million, $20.3 million, $63.2 million, $2.1 million, $0.6 million, and $116.1 million, respectively, in fiscal year 2011, and cash equivalents, corporate bonds, government securities, mortgage backed securities, and mutual funds of $7.8 million, $3.4 million, $15.6 million, $0.4 million and $38.1 million, respectively, in fiscal year 2010 have been classified as Level 2:

Cash equivalents and mutual funds — fair values of cash equivalents and mutual funds are largely provided by independent pricing services. Where independent pricing services provide fair values, the

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has obtained an understanding of the methods, models and inputs used in pricing, and has procedures in place to validate that amounts provided represent current fair values.

Investments in corporate bonds, municipal bonds and government securities — fair values of corporate bonds, municipal bonds, and government securities are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instruments (maturity and coupon interest rate) and consider the counterparty credit rating.

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

The following table provides a reconciliation of the fiscal year 2011 and 2010 beginning and ending balances of the pension plan’s private equity funds (Level 3):

(Dollars in thousands)

Balance as of January 31, 2009	$7,188
Calls of private equity investments	180
Total losses realized/unrealized included in plan earnings	(1,261)
Distributions of private equity investments	(467)

Balance as of January 30, 2010	$5,640

Calls of private equity investments	476
Total gains realized/unrealized included in plan earnings	402
Distributions of private equity investments	(958)

Balance as of January 29, 2011	$5,560

The Company expects to have the following benefit payments related to its pension, Old SERP and postretirement plans in the coming years:

Fiscal Year	Pension Plan	Old SERP Plan	Postretirement Plan
	(Dollars in thousands)

2012	$27,710	$1,263	$2,648
2013	27,726	1,227	2,510
2014	27,919	1,192	2,425
2015	28,170	1,158	2,293
2016	28,379	1,125	2,188
2017 — 2021	146,703	5,970	10,220

Under the current requirements of the Pension Protection Act of 2006, the Company is required to fund the net pension liability over seven years. The net pension liability is calculated based on certain assumptions at January 1, of each year, that are subject to change based on economic conditions (and any regulatory changes) in the future. The Company expects to contribute sufficient amounts to the pension plan so that the Pension Protection Act of 2006 guidelines are exceeded, and over the next five years, the pension plan becomes fully funded. The Company elected to contribute $59.0 million to its Pension Plan in fiscal year 2011. In the prior year, the Company made a $44.0 million discretionary contribution to its Pension Plan on September 15, 2009. The Company expects to

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contribute $1.3 million and $2.6 million to its non-qualified defined benefit Supplemental Executive Retirement Plan and postretirement plan, respectively, in fiscal year 2012.

The components of net periodic benefit expense are as follows:

	Fiscal Year Ended
	Pension Plan			Old SERP Plan			Postretirement Plan
	January 29,	January 30,	January 31,	January 29,	January 30,	January 31,	January 29,	January 30,	January 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
				(Dollars in thousands)

Service cost	$—	$—	$3,095	$73	$126	$189	$150	$133	$133
Interest cost	26,069	26,433	24,577	618	629	728	1,360	1,624	1,629
Expected return on assets	(26,202)	(22,107)	(23,584)	—	—	—	—	—	—
Amortization of unrecognized items:
Net transition obligation	—	—	—	—	—	—	262	262	262
Prior service cost	—	371	495	—	1	1	—	—	—
Net losses (gains)	7,010	11,806	9,887	144	—	217	(30)	39	16

Annual benefit expense	$6,877	$16,503	$14,470	$835	$756	$1,135	$1,742	$2,058	$2,040

Curtailment (gain)/loss	—	2,719	—	—	—	—	—	—	—

Total expense	$6,877	$19,222	$14,470	$835	$756	$1,135	$1,742	$2,058	$2,040

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2012 are as follows:

			Postretirement
	Pension Benefits	Old SERP Plan	Benefits
	(Dollars in thousands)

Amortization of actuarial loss (gain)	$7,867	$256	$(138)
Amortization of transition obligation	—	—	262

Total recognized from other comprehensive income	$7,867	$256	$124

(15)	Other Employee Benefits

The Belk Employees’ Health Care Plan provides medical and dental benefits to substantially all full-time employees. This plan for medical and dental benefits is administered through a 501 (c) (9) Trust. The Group Life Insurance Plan and The Belk Employees Short Term Disability Insurance Plan provide insurance to substantially all full-time employees and are fully insured through contracts issued by insurance companies. Expense recognized by the Company under these plans amounted to $41.8 million, $45.2 million and $44.0 million in fiscal years 2011, 2010 and 2009, respectively.

The Belk 401(k) Savings Plan, a defined contribution plan, provides benefits for substantially all employees. Effective February 1, 2009, the 401(k) Savings Plan was suspended for employer matching contributions. As of November 1, 2009, employer match contributions, following the adoption of the IRS Safe-Harbor principle, were reinstated for the plan. Employer match contributions are calculated at 100% of the first 4% of employees’ contributions, plus 50% on the next 2% of employees’ contributions, up to a total 5% employer match on eligible compensation. The cost of the plan was $8.1 million, $2.4 million and $11.6 million in fiscal years 2011, 2010 and 2009, respectively.

The Company has a non-qualified 401(k) Restoration Plan for highly compensated employees, as defined by the Employee Retirement Income Security Act (“ERISA”). The plan previously provided contributions to a participant’s account ranging from 2% to 4.5% of eligible compensation to restore benefits limited in the qualified

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) plan. Effective February 1, 2009, employer contributions were suspended. As of January 1, 2010, the plan was changed to provide a contribution equal to 5% of a participant’s compensation, except for those who are participants in the 2004 SERP plan, in excess of the limit set forth in Code section 401(a)(17), as adjusted. The Company accrues each participant’s return on investment based on an asset investment model of their choice. The cost (benefit) of the plan to the Company in fiscal years 2011, 2010 and 2009 was $0.9 million, $1.3 million and $(1.0) million, respectively.

The 2004 SERP, a non-qualified defined contribution retirement benefit plan for certain qualified executives, previously provided annual contributions ranging from 7% to 11% of eligible compensation to the participants’ accounts, which earned 6.0% interest during plan year beginning April 1, 2010. Effective February 1, 2009, employer contributions to the plan were suspended for plan year beginning April 1, 2009. Beginning with the April 1, 2010 plan year, the plan provided a contribution equal to 5% of a participant’s compensation in excess of the limit set forth in Code section 401(a)(17), as adjusted. The contribution and interest costs charged to operations were $1.2 million, $0.8 million and $1.7 million in fiscal years 2011, 2010 and 2009, respectively.

Certain eligible employees participate in a non-qualified Deferred Compensation Plan (“DCP”). Participants in the DCP have elected to defer a portion of their regular compensation subject to certain limitations proscribed by the DCP. The Company is required to pay interest on the employees’ deferred compensation at various rates that have historically been between 7% and 10%. Interest cost related to the plan and charged to interest expense was $4.0 million in fiscal years 2011, 2010 and 2009, respectively.

The Company has a Pension Restoration Plan, a non-qualified defined contribution plan. The plan provides benefits for certain officers, whose pension plan benefit accruals were frozen, that would have been otherwise grandfathered in their pension participation based on age and vesting. Effective January 1, 2009, the Company suspended accrual to this plan for one year and subsequently permanently froze future contributions as of December 31, 2009. Expense of $0.1 million, $0.1 million and $0.8 million was incurred for fiscal years 2011, 2010 and 2009, respectively, to provide benefits under this plan.

(16)	Stock-Based Compensation

Under the Belk, Inc. 2010 Incentive Stock Plan (the “2010 Incentive Plan”), the Company is authorized to award up to 2.5 million shares of class B common stock for various types of equity incentives to key executives of the Company.

Under the Belk, Inc. 2000 Incentive Stock Plan (the “2000 Incentive Plan”), the Company was authorized to award up to 2.8 million shares of common stock for various types of equity incentives to key executives of the Company.

The Company recognized compensation expense, net of tax, under the 2010 and 2000 Incentive Plans of $6.7 million, $0.1 million and $0.2 million for fiscal years 2011, 2010 and 2009, respectively.

Performance Based Stock Award Programs

The Company has a performance based stock award program (the “Long Term Incentive Plan” or “LTI Plan”), which the Company grants, under its 2010 Incentive Plan, stock awards to certain key executives. Shares awarded under the LTI Plan vary based on Company results versus specified performance targets and generally vest at the end of the performance period. Beginning with fiscal year 2009, the LTI Plan began using a one-year performance period and a two-year service period. A portion of any shares earned during the performance period will be issued after the end of the performance period with the remaining shares issued at the end of the service period.

LTI Plan compensation costs are computed using the fair value of the Company’s stock on the grant date based on a third-party valuation and the estimated expected attainment of performance goals. As of January 29, 2011, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LTI Plan was $4.9 million. There was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the LTI Plan as of January 30, 2010.

The weighted-average grant-date fair value of shares granted under the LTI Plans during fiscal years 2011 and 2009 was $26.00, and $25.60, respectively. There were no LTI Plan shares granted during fiscal year 2010. The total fair value of stock grants issued under the LTI Plans during fiscal year 2009 was $1.3 million. The fiscal year 2011 performance targets were met, however the plan does not vest until fiscal year 2012 and 2013. The fiscal year 2009 LTI performance targets were not met, therefore no stock grants vested in fiscal year 2010.

Activity under the LTI Plan during the year ended January 29, 2011 is as follows:

		Weighted-Average
		Grant Date Fair
	Shares	Value per Share
	(Shares in thousands)

Non-vested at January 30, 2010	—	—
Granted	339	$26.00
Changes in Performance Estimates	176	26.00
Vested	—	26.00
Forfeited	(10)	26.00

Non-vested at January 29, 2011	505	$26.00

In fiscal year 2011, the Company established a performance-based long term incentive plan (the “Stretch Incentive Plan” or “SIP”), under its 2010 Incentive Plan, in which certain key executive officers are eligible to participate. The performance period began on the first day of the third quarter of fiscal year 2011 and ends on the last day of fiscal year 2013. The target award level for all eligible employees is set at one times target total cash compensation. Executives can earn up to a maximum of 150% of the target award for achievement equal to or greater than 110% of the cumulative earnings before interest and taxes goal and 103% of the sales goal. The SIP award will be denominated in cash and settled in shares of class B common stock. One-half of any SIP award earned will be granted after the end of the performance period; the balance of the award earned will be granted after the end of fiscal year 2014. The actual number of shares granted will be determined based on the Company’s stock price on the date the shares are granted. As of January 29, 2011, the unrecognized compensation cost related to non-vested compensation arrangements granted under the SIP Plan was $10.2 million.

The Company granted one service-based stock award in fiscal year 2011. The service-based award granted ten thousand shares in fiscal year 2011; five thousand were issued and vested in the second quarter of fiscal year 2011, and the remaining five thousand will be issued at the end of the service period, fiscal year 2014. The Company granted two service-based stock awards in fiscal year 2009. One service-based award had two vesting periods, and issued five thousand shares at the end of each service period. Because the associate was employed at April 1, 2010, a total of ten thousand shares was issued. The second service-based award granted approximately seven thousand shares in fiscal year 2009. This service-based award vested in fiscal year 2009. The weighted-average grant-date fair value of shares granted under the service-based plans during fiscal years 2011 and 2009 was $26.00 and $26.49, respectively. The total fair value of service-based stock grants vested during fiscal years 2011, 2010 and 2009 was $0.3 million, $0.1 million, and $0.2 million, respectively. The unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the service-based plan as of January 29, 2011 was $0.1 million.

In fiscal year 2007, the Company established a five-year performance-based incentive stock plan for the Chief Financial Officer (the “CFO Incentive Plan”). Up to 11,765 shares are awarded under the plan at the end of each fiscal year if an annual Company performance goal is met. Performance goals are established annually for each of the five one-year performance periods, which results in five separate grant dates. The participant has the option to receive 30% of the award in cash (liability portion) at the end of each of the five one-year periods. The annual cash

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

award is based on the number of shares earned during the annual period times the fair value of the Company’s stock as of the fiscal year end. The amounts under the liability portion of the award vest ratably at the end of each fiscal year. The remaining 70% of the award (equity portion) is granted in the Company’s stock. Shares granted under the equity portion vest at the end of the five-year period. The award also includes a cumulative five-year look-back feature whereby previously unearned one-year awards were earned based on cumulative performance. The shares that were awarded based on the fiscal years 2011 and 2010 performance goal had a grant date fair value of $26.00 and $11.90, respectively. The total fair value of stock grants issued during fiscal year 2011 was $0.2 million. The CFO Incentive Plan resulted in compensation cost of $0.9 million and $0.1 million in fiscal years 2011 and 2010, respectively. The CFO Incentive Plan did not result in compensation cost in fiscal year 2009.

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

The annual amount and due dates of purchase obligations as of January 29, 2011 are $74.4 million due within one year, $67.9 million due within one to three years, $28.2 million due within three to five years, and $0.1 million due after five years.

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

The reconciliation of basic and diluted shares for fiscal years 2011, 2010, and 2009 is as follows:

	January 29,	January 30,	January 31,
	2011	2010	2009

Basic Shares	46,921,875	48,450,401	49,010,509
Dilutive contingently-issuable non-vested share awards	83,840	—	—
Dilutive contingently-issuable vested share awards	5,818	2,059	—

Diluted Shares	47,011,533	48,452,460	49,010,509

For fiscal year ended January 31, 2009, the Company had a net loss from operations; therefore, the inclusion of contingently-issuable vested share awards would have an anti-dilutive effect on the Company’s calculation of diluted loss per share. Accordingly, the diluted loss per share equals basic loss per share for this period.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of January 29, 2011 and January 30, 2010, the Company held an interest rate swap that is required to be measured at fair value on a recurring basis. In the fourth quarter of fiscal year 2010, all available-for-sale investment securities were contributed to charitable organizations, and the auction rate security was reclassified to held-to-maturity.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at January 29, 2011 and January 30, 2010, respectively, were as follows:

	Fair Value at January 29, 2011				Fair Value at January 30, 2010
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
			(Dollars in thousands)

Interest rate swap liability	$—	$5,388	$—	$5,388	$—	$7,403	$—	$7,403

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to the impairment of long-lived assets during fiscal year 2011 were determined using expected future cash flow analyses. The Company classifies these measurements as Level 3.

Property and Equipment
(Dollars in thousands)

Measured as of January 29, 2011:
Carrying amount	$6,828
Fair value measurement	950

Impairment charge recognized	(5,878)

Measured as of January 30, 2010:
Carrying amount	$48,567
Fair value measurement	10,052

Impairment charge recognized	(38,515)

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the consolidated balance sheets. These included the Company’s auction rate security and fixed rate long-term debt.

	January 29, 2011		January 30, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(Dollars in thousands)

Financial assets
Auction rate security	$6,150	$6,150	$9,350	$9,350
Financial liabilities
Long-term debt (excluding capitalized leases)	$517,780	$520,036	$667,780	$647,287

As of January 29, 2011, the par value of the ARS was $6.2 million and the estimated fair value was $6.2 million, based on the amount received upon call by the issuer in the first quarter of fiscal year 2012.

The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

(20)	Stockholders’ Equity

Authorized capital stock of Belk, Inc. includes 200 million shares of Class A common stock, 200 million shares of Class B common stock and 20 million shares of preferred stock, all with par value of $.01 per share. At January 29, 2011, there were 45,408,268 shares of Class A common stock outstanding, 935,666 shares of Class B common stock outstanding, and no shares of preferred stock outstanding.

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

On March 30, 2011, the Company declared a regular dividend of $0.55 on each share of the Class A and Class B Common Stock outstanding on that date. On April 1, 2010, the Company declared a regular dividend of $0.40 and a special one-time additional dividend of $0.40, and on April 1, 2009, the Company declared a regular dividend of $0.20, on each share of the Class A and Class B Common Stock outstanding on those dates.

On March 30, 2011, the Company’s Board of Directors approved a self-tender offer to purchase up to 2,200,000 shares of common stock at a price of $33.70 per share. On April 1, 2010, the Company’s Board of Directors approved a self-tender offer to purchase up to 2,880,000 shares of common stock at a price of $26.00 per share. The tender offer was initiated on April 21, 2010, and on May 19, 2010, the Company accepted for purchase 1,482,822 shares of Class A and 494,719 shares of Class B common stock for $51.4 million.

On April 1, 2009, the Company’s Board of Directors approved a self-tender offer to purchase up to 500,000 shares of common stock at a price of $11.90 per share. The tender offer was initiated on April 22, 2009, and on May 20, 2009, the Company accepted for purchase 102,128 shares of Class A and 139,536 shares of Class B common stock for $2.9 million. Subsequently, in a separate transaction, the Company accepted for purchase 258,336 shares of Class A common stock for $3.1 million on June 24, 2009 from Mr. H.W. McKay Belk, former President and Chief Merchandising Officer. The number of shares purchased from Mr. Belk represents the difference between the number of shares of common stock which the Company offered to purchase in the tender offer that was initiated on April 22, 2009 and the number of shares that were tendered by stockholders and purchased by the Company. The purchase price was the same as the purchase price offered by the Company in the initial tender offer.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	Selected Quarterly Financial Data (unaudited)

The following table summarizes the Company’s unaudited quarterly results of operations for fiscal years 2011 and 2010:

	Three Months Ended
	January 29,	October 30,	July 31,	May 1,
	2011	2010	2010	2010
	(In thousands, except per share amounts)

Revenues	$1,175,109	$746,556	$787,697	$803,913
Gross profit(1)	405,997	230,749	255,631	267,362
Net income (loss)	95,075	(4,239)	12,449	24,343
Basic income (loss) per share	2.05	(0.09)	0.27	0.50
Diluted income (loss) per share	2.04	(0.09)	0.27	0.50

	Three Months Ended
	January 30,	October 31,	August 1,	May 2,
	2010	2009	2009	2009
	(In thousands, except per share amounts)

Revenues	$1,097,109	$727,988	$760,261	$760,894
Gross profit(1)	376,118	231,515	237,893	228,801
Net income	56,736	446	9,410	544
Basic income per share	1.17	0.01	0.19	0.01
Diluted income per share	1.17	0.01	0.19	0.01

(1)	Gross profit represents revenues less cost of goods sold (including occupancy, distribution and buying expenses)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of January 29, 2011, the Company’s internal control over financial reporting is effective based on the criteria established in the Internal Control-Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of January 29, 2011, has been audited by KPMG, LLP, an independent registered public accounting firm. Their attestation report is included herein on the effectiveness of the Company’s internal control over financial reporting as of January 29, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter ended January 29, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Belk, Inc.:

We have audited Belk Inc. and subsidiaries’ internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Belk Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Belk, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belk, Inc. and subsidiaries as of January 29, 2011 and January 30 2010, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 29, 2011, and our report dated April 12, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Charlotte, North Carolina
April 12, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information about the Company’s directors and executive officers is included in the sections entitled “Proposal One — Election of Directors,” “Belk Management — Directors” and “Belk Management — Executive Officers” of the Proxy Statement for the Annual Meeting of the Stockholders to be held on May 25, 2011 and is incorporated herein by reference.

The information about the Company’s Audit Committee is included in the section entitled “Belk Management — Committees of the Board — Audit Committee” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2011 and is incorporated herein by reference.

The information about the Company’s Nominating and Corporate Governance Committee is included in the section entitled “Belk Management — Committees of the Board — Nominating and Corporate Governance Committee” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2011 and is incorporated herein by reference.

The information about the Company’s compliance with Section 16 of the Exchange Act of 1934, as amended, is included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2011 and is incorporated herein by reference.

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

The information about executive and director compensation is included in the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Belk Management — Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2011 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about security ownership is included in the section entitled “Common Stock Ownership of Management and Principal Stockholders” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2011 and is incorporated herein by reference.

Information about the equity compensation plans is included in the section entitled “Equity Compensation Plan Information” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2011 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information about transactions with related persons is included in the section entitled “Certain Transactions” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2011 and is incorporated herein by reference.

The information about director independence is included in the sections entitled “Belk Management — Corporate Governance — Independence of Directors” and “Belk Management — Committees of the Board” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2011 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the section entitled “Summary of Fees to Independent Registered Public Accountants,” of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 25, 2011, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income — Years ended January 29, 2011, January 30, 2010, and January 31, 2009.

Consolidated Balance Sheets — As of January 29, 2011 and January 30, 2010.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive
Income — Years ended January 29, 2011, January 30, 2010, and January 31,
2009.

Consolidated Statements of Cash Flows — Years ended January 29, 2011,
January 30, 2010, and January 31, 2009.

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules

All schedules are omitted because the required information is shown in the financial statements or the notes thereto or considered to be immaterial.

3. Exhibits

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

3.1		Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).
3.2		Form of Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
4.1		Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)).
4.2		Articles I and IV of the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
10	.1*	Belk, Inc. 2000 Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed on April 28, 2000).
10	.2*	Belk, Inc. Revised Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on June 12, 2008).
10	.3*	Belk, Inc. CFO Incentive Plan (incorporated by reference to Exhibit 10.1.3 of the Company’s Annual Report on form 10-K, filed on April 13, 2006).

10	.4*	Belk, Inc. 2004 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
10	.5*	Belk, Inc. 2010 Incentive Stock Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement, filed on April 21, 2010).
10	.6*	Belk, Inc. 2011-2013 Stretch Incentive Plan.
10	.7*	Belk, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K, filed on April 14, 2005).
10	.8*	Transition Agreement, dated as of June 23, 2009, by and between Belk, Inc. and H.W. McKay Belk (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on September 9, 2009).
10.9		Note Purchase Agreement, dated as of August 31, 2007, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as obligors, and the purchasers referred to therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 7, 2007).
10.10		Note Purchase Agreement, dated as of July 12, 2005, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as obligors, and the purchasers referred to therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2005).
10.11		Form of Third Amendment and Restated Credit Agreement, dated November 23, 2010, by and among Wells Fargo Bank, National Association, Bank of America, N.A. and the other lenders referred to therein (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on December 8, 2010).
10.12		Note Purchase Agreement, dated as of November 23, 2010, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as obligors, and the purchasers referred to therein (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on December 8, 2010).
14.1		Belk, Inc. Code of Ethics for Senior Executive and Financial Officers (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K, filed on April 14, 2004).
21.1		Subsidiaries.
23.1		Consent of KPMG LLP.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies each management contract or compensatory plan required to be filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April, 2011.

BELK, INC.
(Registrant)

By:	/s/ THOMAS M. BELK, JR.
Thomas M. Belk, Jr.
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 12, 2011.

Signature	Title

/s/ THOMAS M. BELK, JR. Thomas M. Belk, Jr.	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director

/s/ H. W. MCKAY BELK H. W. McKay Belk	Vice Chairman of the Board and Director

/s/ JOHN R. BELK John R. Belk	President, Chief Operating Officer and Director

/s/ J. KIRK GLENN, JR. J. Kirk Glenn, Jr.	Director

/s/ JERRI L. DEVARD Jerri L. DeVard	Director

/s/ ELIZABETH VALK LONG Elizabeth Valk Long	Director

/s/ THOMAS C. NELSON Thomas C. Nelson	Director

/s/ JOHN R. THOMPSON John R. Thompson	Director

/s/ JOHN L. TOWNSEND, III John L. Townsend, III	Director

/s/ BRIAN T. MARLEY Brian T. Marley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ RODNEY F. SAMPLES Rodney F. Samples	Vice President and Controller (Principal Accounting Officer)