Form 10-Q
period 2011-04-30
BELK INC
filed 2011-06-07
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At May 30, 2011, the registrant had issued and outstanding 44,054,661 shares of class A common stock and 843,886 shares of class B common stock.

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
     Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet, general economic conditions, the success of our re-branding, our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute growth strategies, anticipated benefits from our strategic initiative to strengthen our merchandising and planning organizations, anticipated benefits from the redesign of our belk.com website and our eCommerce fulfillment center, the expected benefit of new systems and technology, anticipated benefits from our acquisitions and the anticipated benefit under our Program Agreement with GE. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements.
     We believe that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. Any such forward-looking statements are qualified by the following important risk factors and other risks which may be disclosed from time to time in our filings that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made.
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

•	The customer response to our re-branding initiative;

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

•	Our ability to effectively use advertising, marketing and promotional campaigns to generate high customer traffic in our stores and, to a lesser degree, through on-line sales;

•	Variations in the amount of vendor allowances;

•
Our ability to expand our eCommerce business through our updated and redesigned belk.com website, including our ability to meet the systems challenges of operating the website consistently and our ability to efficiently operate our eCommerce fulfillment facility;

•
Our ability to find qualified vendors from which to source our merchandise and our ability to access products in a timely and efficient manner from a wide variety of domestic and international vendors;

•	Increases in the price of merchandise, raw materials, fuel and labor or their reduced availability;

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

•
Our ability to continue to open new stores, or to remodel or expand existing stores, including the availability of existing retail stores or store sites on acceptable terms and our ability to successfully execute the Company’s retailing concept in new markets and geographic regions;

•	The efficient and effective operation of our distribution network and information systems to manage sales, distribution, merchandise planning and allocation functions;

•	The effectiveness of third parties in managing our outsourced business;

•	Loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees;

•	Changes in federal, state or local laws and regulations;

•	Our ability to comply with debt covenants, which could adversely affect our capital resources, financial condition and liquidity; and

•
Our ability to realize the planned efficiencies from our acquisitions and effectively integrate and operate the acquired stores and businesses, including our fiscal year 2007 acquisition of Parisian stores and our fiscal year 2007 acquisition of the assets of Migerobe and commencement of our owned fine jewelry business.

     For a detailed description of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned “Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 29, 2011 that we filed with the SEC on April 12, 2011. Our other filings with the SEC may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	April 30,	May 1,
	2011	2010
Revenues	$848,587	$803,913
Cost of goods sold (including occupancy, distribution and buying expenses)	562,386	536,551
Selling, general and administrative expenses	229,560	218,018
Gain on sale of property and equipment	663	808
Asset impairment and exit costs	116	219

Operating income	57,188	49,933
Interest expense, net	(12,526)	(12,934)

Income before income taxes	44,662	36,999
Income tax expense	12,794	12,656

Net income	$31,868	$24,343

Basic net income per share	$0.69	$0.50

Diluted net income per share	$0.68	$0.50

Weighted average shares outstanding:
Basic	46,411,586	48,295,137
Diluted	46,683,452	48,295,137
See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	April 30,	January 29,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$434,709	$453,403
Short-term investments	—	6,150
Accounts receivable, net	37,372	31,119
Merchandise inventory	928,901	808,503
Prepaid income taxes, expenses and other current assets	26,609	18,869

Total current assets	1,427,591	1,318,044
Property and equipment, net of accumulated depreciation and amortization of $1,384,069 and $1,354,425 as of April 30, 2011 and January 29, 2011, respectively	948,726	951,120
Deferred income taxes	76,756	83,698
Other assets	39,462	36,769

Total assets	$2,492,535	$2,389,631

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$285,802	$196,622
Accrued liabilities	186,354	161,844
Accrued income taxes	8,889	10,926
Deferred income taxes	19,450	19,776
Current installments of long-term debt and capital lease obligations	4,741	4,426

Total current liabilities	505,236	393,594
Long-term debt and capital lease obligations, excluding current installments	535,939	534,813
Interest rate swap liability	4,575	5,388
Retirement obligations and other noncurrent liabilities	282,140	299,564

Total liabilities	1,327,890	1,233,359

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 46.5 and 46.3 million shares issued and outstanding as of April 30, 2011 and January 29, 2011, respectively	465	463
Paid-in capital	409,493	409,201
Retained earnings	894,229	887,953
Accumulated other comprehensive loss	(139,542)	(141,345)

Total stockholders’ equity	1,164,645	1,156,272

Total liabilities and stockholders’ equity	$2,492,535	$2,389,631

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at January 29, 2011	46,344	$463	$409,201	$887,953	$(141,345)	$1,156,272
Comprehensive income:
Net income	—	—	—	31,868	—	31,868
Unrealized gain on interest rate swaps, net of $303 income taxes	—	—	—	—	510	510
Defined benefit plan adjustments, net of $768 income taxes	—	—	—	—	1,293	1,293

Total comprehensive income						33,671

Cash dividends	—	—	—	(25,592)	—	(25,592)
Issuance of stock-based compensation	—	—	(2,212)	—	—	(2,212)
Stock-based compensation expense	—	—	2,504	—	—	2,504
Common stock issued	187	2	—	—	—	2

Balance at April 30, 2011	46,531	$465	$409,493	$894,229	$(139,542)	$1,164,645

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended
	April 30,	May 1,
	2011	2010
Cash flows from operating activities:
Net income	$31,868	$24,343
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Asset impairment and exit costs	116	219
Deferred income tax expense	5,560	1,093
Depreciation and amortization expense	30,133	36,803
Stock-based compensation expense	3,585	692
Gain on sale of property and equipment	(6)	(151)
Amortization of deferred gain on sale and leaseback	(657)	(657)
Amortization of deferred debt issuance costs	256	—
Increase in:
Accounts receivable, net	(6,253)	(20,769)
Merchandise inventory	(120,398)	(99,513)
Prepaid income taxes, expenses and other assets	(11,303)	(6,308)
Increase (decrease) in:
Accounts payable and accrued liabilities	107,343	74,435
Accrued income taxes	(2,037)	(24,321)
Retirement obligations and other liabilities	(15,315)	(12,236)

Net cash provided (used) by operating activities	22,892	(26,370)

Cash flows from investing activities:
Purchases of property and equipment	(19,518)	(9,980)
Proceeds from sales of property and equipment	991	8
Proceeds from sales of short-term investments	6,150	2,500

Net cash used by investing activities	(12,377)	(7,472)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(1,132)	(76,156)
Dividends paid	(25,592)	(38,638)
Stock compensation tax benefit	816	41
Cash paid for withholding taxes in lieu of stock-based compensation shares	(3,301)	(42)

Net cash used by financing activities	(29,209)	(114,795)

Net decrease in cash and cash equivalents	(18,694)	(148,637)
Cash and cash equivalents at beginning of period	453,403	585,930

Cash and cash equivalents at end of period	$434,709	$437,293

Supplemental schedule of noncash investing activities:
Increase in property and equipment through accrued purchases	$7,466	$51
Increase in property and equipment through assumption of capital leases	1,637	4,045
See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three months ended April 30, 2011 may not be indicative of the operating results that may be expected for the full fiscal year.
     Certain prior period amounts have been reclassified to conform with current year presentation. Previously, the Company presented gift card liability amounts within accounts payable as presented on the consolidated balance sheet. In the current year, the Company has presented the gift card liability in accrued liabilities, and revised amounts presented for the three months ended May 1, 2010 on the cash flow statement for comparability purposes. The revision had no impact on net income, total current liabilities, cash flows from operating activities, or stockholders’ equity for the three months ended May 1, 2010.
(2) Comprehensive Income
     The following table sets forth the computation of comprehensive income:

	Three Months Ended
	April 30,	May 1,
	2011	2010
	(dollars in thousands)

Net income	$31,868	$24,343
Other comprehensive income:

Unrealized gain on interest rate swaps, net of $303 and $203 income taxes for the three months ended April 30, 2011 and May 1, 2010, respectively.	510	341

Defined benefit plan adjustments, net of $768 and $688 income taxes for the three months ended April 30, 2011 and May 1, 2010, respectively.	1,293	1,159

Other comprehensive income	1,803	1,500

Total comprehensive income	$33,671	$25,843

(3) Accumulated Other Comprehensive Loss
     The following table sets forth the components of accumulated other comprehensive loss:

	April 30,	January 29,
	2011	2011
	(dollars in thousands)

Unrealized loss on interest rate swap, net of $1,816 and $2,119 income taxes as of April 30, 2011 and January 29, 2011, respectively.	$(2,758)	$(3,268)
Defined benefit plans, net of $82,580 and $83,348 income taxes as of April 30, 2011 and January 29, 2011, respectively.	(136,784)	(138,077)

Accumulated other comprehensive loss	$(139,542)	$(141,345)

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
     As of April 30, 2011, the Company held an interest rate swap that is required to be measured at fair value on a recurring basis. The Company has entered into interest rate swap agreements with financial institutions to manage the exposure to changes in interest rates. The fair value of interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreement, taking into account the current creditworthiness of the swap counterparties. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented. Additionally, the change in the fair value of a swap designated as a cash flow hedge is marked to market through accumulated other comprehensive income.
     The Company’s interest rate swap measured at fair value on a recurring basis was $4.6 million and $5.4 million at April 30, 2011 and January 29, 2011, respectively. The Company classifies these measurements as Level 2.
     Certain long-lived assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to long-lived assets are determined using expected future cash flow analyses. The Company classifies these measurements as Level 3. There were no significant impairments of long-lived assets for the three months ended April 30, 2011 and May 1, 2010.
     The following table presents the carrying amounts and estimated fair values of financial instruments not recorded at fair value in the consolidated balance sheets. These included the Company’s auction rate security (“ARS”) and fixed rate long-term debt.

	April 30, 2011		January 29, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(dollars in thousands)
Financial assets
Auction rate security	$—	$—	$6,150	$6,150

Financial liabilities
Long-term debt (excluding capitalized leases)	$517,780	$526,912	$517,780	$520,036
     As of January 29, 2011, the par value of the ARS was $6.2 million and the estimated fair value was $6.2 million based on the amount received upon call by the issuer in the first quarter of fiscal year 2012. The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.
(5) Income Taxes
     Income tax expense for the three months ended April 30, 2011 was $12.8 million, or 28.6%, compared to $12.7 million, or 34.2%, for the three months ended May 1, 2010. The decrease in the rate was due primarily to a $2.3 million reduction in the accrual for uncertain tax reserves, which was the result of expired state related statutes of limitations during the three months ended April 30, 2011.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     The Company also provides postretirement medical and life insurance benefits to certain retired full-time employees.
     The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	April 30,	May 1,	April 30,	May 1,	April 30,	May 1,
	2011	2010	2011	2010	2011	2010
	(dollars in thousands)
Service cost	$—	$—	$26	$18	$27	$37
Interest cost	6,373	6,517	155	155	300	340
Expected return on plan assets	(7,017)	(6,550)	—	—	—	—
Amortization of transition obligation	—	—	—	—	65	66
Amortization of prior service cost	—	—	—	—	—	—
Amortization of net loss (gain)	1,967	1,753	63	36	(34)	(8)

Net periodic benefit expense	$1,323	$1,720	$244	$209	$358	$435

     The Company made a $4.5 million discretionary contribution to its Pension Plan on April 15, 2011 and an $11.7 million discretionary contribution on April 26, 2011. The Company expects to make additional contributions totaling approximately $40.0 million to the Pension Plan before fiscal year end.
(7) Earnings per Share
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
     The reconciliation of basic and diluted shares for the three months ended April 30, 2011 and May 1, 2010, are as follows:

	Three Months Ended	Three Months Ended
	April 30,	May 1,
	2011	2010
Basic Shares	46,411,586	48,295,137
Dilutive contingently-issuable non-vested share awards	266,963	—
Dilutive contingently-issuable vested share awards	4,903	—

Diluted Shares	46,683,452	48,295,137

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(8) Repurchase of Common Stock
     On March 30, 2011, the Company’s Board of Directors approved a self-tender offer to purchase up to 2,200,000 shares of common stock at a price of $33.70 per share. The tender offer was initiated on April 18, 2011 and completed on May 16, 2011 when the Company accepted for purchase 1,353,607 shares of Class A and 278,335 shares of Class B common stock for $55.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned mainline department store business in the United States. As of April 30, 2011, the Company had 304 stores in 16 states, located primarily in the southern United States. The Company generated revenues of $3.5 billion for the fiscal year ended January 29, 2011, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.
     The following discussion, which presents the results of the Company, should be read in conjunction with the Company’s consolidated financial statements as of January 29, 2011, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.
     The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2013” refer to the fiscal year that will end February 2, 2013, all references to “fiscal year 2012” refer to the fiscal year that will end January 28, 2012 and all references to “fiscal year 2011” refer to the fiscal year ended January 29, 2011.
     The Company’s revenues increased 5.6% in the first quarter of fiscal year 2012 to $848.6 million due primarily to a continuation of improved sales trends and a significant year-over-year increase in eCommerce sales. Comparable store revenues increased 5.7%. Comparable store revenue includes stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Operating income increased to $57.2 million in the first quarter of fiscal year 2012 compared to $49.9 million during the same period in fiscal year 2011. Net income increased to $31.9 million or $0.69 per basic share and $0.68 per diluted share in the first quarter of fiscal year 2012 compared to $24.3 million or $0.50 per basic and diluted share during the same period in fiscal year 2011. The increase in net income was due primarily to continued positive results from corporate initiatives focused on sales and margin performance.
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
     In response to recent economic conditions and the significant decline in the number of new retail centers being developed over the last several years, the Company has focused its growth strategy on remodeling and expanding existing stores, developing new merchandising concepts in targeted demand centers and enhancing the eCommerce business and website. The Company will, however, continue to explore new store opportunities in markets where the Belk name and reputation are well known and where Belk can distinguish its stores from the competition. The Company will also consider closing stores in markets where more attractive locations become available or where the Company does not believe there is potential for long term growth and success. In addition, the Company periodically reviews and adjusts its space requirements to create greater operating efficiencies and convenience for the customer.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s unaudited condensed consolidated statements of income, as well as a period comparison of changes in comparable store net revenue.

	Three Months Ended
	April 30,	May 1,
	2011	2010
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%
Cost of goods sold (including occupancy, distribution and buying expenses)	66.3	66.7
Selling, general and administrative expenses	27.1	27.1
Gain on sale of property and equipment	0.1	0.1
Asset impairment and exit costs	—	—
Operating income	6.7	6.2
Interest expense, net	1.5	1.6
Income before income taxes	5.3	4.6
Income tax expense	1.5	1.6
Net income	3.8	3.0

Comparable store net revenue increase	5.7	6.4
Revenues
     The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes for the periods as reflected in the table below.

	Three Months Ended
	April 30,	May 1,
Merchandise Areas	2011	2010
Women’s	37%	38%
Cosmetics, Shoes and Accessories	34	33
Men’s	15	15
Home	7	7
Children’s	7	7

Total	100%	100%

Comparison of the Three Months Ended April 30, 2011 and May 1, 2010
     Revenues. The Company’s revenues for the three months ended April 30, 2011 increased 5.6%, or $44.7 million, to $848.6 million from $803.9 million during the same period in fiscal year 2011. The increase is primarily attributable to a 5.7% increase in revenues from comparable stores and a $0.1 million increase in revenues due to new stores, partially offset by a decrease in revenues from closed stores of $0.2 million.
     Cost of goods sold. Cost of goods sold was $562.4 million, or 66.3% of revenues, for the three months ended April 30, 2011 compared to $536.6 million, or 66.7% of revenues, for the same period in fiscal year 2011. The decrease in cost of goods sold as a percentage of revenues was primarily attributable to reduced net markdown activity for the three months ended April 30, 2011.
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
     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $229.6 million, or 27.1% of revenues for the three months ended April 30, 2011, compared to $218.0 million, or 27.1% of revenues for the same period in fiscal year 2011. The increase in SG&A expenses was primarily due to an increase in advertising expenses, payroll, and employee benefits, partially offset by a reduction in depreciation expense for the three months ended April 30, 2011.
     Income tax expense. Income tax expense for the three months ended April 30, 2011 was $12.8 million, or 28.6%, compared to $12.7 million, or 34.2%, for the three months ended May 1, 2010. The decrease in the rate was due primarily to a $2.3 million reduction in the accrual for uncertain tax reserves, which was the result of expired state related statutes of limitations during the three months ended April 30, 2011.
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
Liquidity and Capital Resources
     The Company’s primary sources of liquidity are cash on hand of $434.7 million as of April 30, 2011, cash flows from operations, and borrowings under debt facilities, which consist of a $475.0 million credit facility that matures in November 2015 and $375.0 million in senior notes. As of April 30, 2011, the credit facility was comprised of an outstanding $125.0 million term loan and a $350.0 million revolving line of credit.
     The credit facility allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at April 30, 2011 using LIBOR plus 150 basis points, or 1.72%. The credit facility contains restrictive financial covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, by pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. At April 30, 2011, the maximum leverage ratio allowed under the credit facility was 4.0, and the calculated leverage ratio was 2.35. The Company was in compliance with all covenants as of April 30, 2011 and expects to remain in compliance with all debt covenants for the next twelve months. As of April 30, 2011, the Company had $36.6 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $313.4 million.
     The senior notes are comprised of an $80.0 million floating rate senior note that has a stated variable interest rate based on three-month LIBOR plus 80.0 basis points, or 1.09% at April 30, 2011, that matures in July 2012. This $80.0 million notional amount has an associated interest rate swap with a fixed interest rate of 5.2%. Additionally, a $20.0 million fixed rate senior note that bears interest of 5.05% matures in July 2012, a $100.0 million fixed rate senior note that bears interest of 5.31% matures in July 2015, a $125.0 million fixed rate senior note that bears interest of 6.2% matures in August 2017, and a $50.0 million fixed rate senior note that bears interest of 5.70% matures in November 2020. The senior notes have restrictive covenants that are similar to the Company’s credit facility. Additionally, the Company has a $17.8 million, 20-year variable rate, 0.21% at April 30, 2011, state bond facility which matures in October 2025.
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
     The Company utilizes derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. These swap agreements are used to reduce the potential impact of increases in interest rates on variable rate debt. The difference between the fixed rate leg and the variable rate leg of the swap, to be paid or received, is accrued and recognized as an adjustment to interest expense. Additionally, the change in the fair value of a swap designated as a cash flow hedge is marked to market through accumulated other comprehensive income.
     The Company’s exposure to derivative instruments was limited to one interest rate swap as of April 30, 2011, an $80.0 million notional amount swap, which has a fixed interest rate of 5.2% and expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note.
     Management believes that cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, common stock repurchases, dividends, capital expenditures, pension contributions and debt service requirements for the next twelve months and foreseeable future.
     The Company plans to invest approximately $500 million over the next several years in the following areas: store remodeling projects, upgrading and modernization of our information technology infrastructure, re-branding and marketing, and enhancements to the eCommerce business and website.
     Net cash provided by operating activities was $22.9 million for the three months ended April 30, 2011 compared to net cash used of $26.4 million for the same period in fiscal year 2011. The increase in cash flows from operating activities for the three months ended April 30, 2011 was principally due to a $23.2 million decrease in income taxes paid in fiscal year 2012 primarily as a result of higher estimated tax payments made during fiscal year 2011, a $14.5 million increase from accounts receivable due to the timing of promotional events, and a $7.5 million increase in net income for the current period.
     Net cash used by investing activities was $12.4 million for the three months ended April 30, 2011 compared to $7.5 million for the same period in fiscal year 2011. The increase in cash used by investing activities primarily resulted from increased purchases of property and equipment primarily for store remodeling projects for the three months ended April 30, 2011.
     Net cash used by financing activities was $29.2 million for the three months ended April 30, 2011 compared to $114.8 million for the same period in fiscal year 2011. The decrease in cash used by financing activities was primarily due to the $75.0 million discretionary payment on the credit facility term loan made in the first three months of fiscal year 2011 and a $13.0 million decrease in dividends paid in the first three months of fiscal year 2012 compared to the same period in fiscal year 2011.
Contractual Obligations and Commercial Commitments
     A table representing the scheduled maturities of the Company’s contractual obligations and commercial commitments as of January 29, 2011 was included under the heading “Contractual Obligations and Commercial Commitments” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011. There have been no material changes from the information included in the Form 10-K.
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
New Accounting Pronouncements
     In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This guidance will be effective at the beginning of fiscal year 2013. The Company does not expect the adoption to have a material impact on the consolidated financial statements.
Impact of Inflation or Deflation
     Although the Company expects that operations will be influenced by general economic conditions, including rising fuel and energy prices, management does not believe that inflation has had a material effect on the Company’s results of operations. However, there can be no assurance that our business will not be affected by such factors in the future.
     The Company is beginning to experience inflation in merchandise cost due to increases in raw material, labor and fuel costs. Such cost increases were not significant in fiscal year 2011, but the Company expects low to mid single-digit cost increases in the first half of fiscal year 2012 and low double-digit increases in the second half of fiscal year 2012. In private and exclusive brands, where the Company has more control over the production and manufacture of the merchandise, the Company has historically been able to minimize inflationary pressures through measures such as committing earlier for merchandise and shifting sourcing to lower cost markets. Belk’s third-party brand vendors are also facing the same inflationary pressures. Management plans to continue to work with these vendors in efforts to minimize the impact of inflation on merchandise costs and selling prices.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three months ended April 30, 2011 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on April 12, 2011.
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

10.1	Belk, Inc. Amended and Restated Annual Incentive Plan.

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

BELK, INC.
Dated: June 7, 2011	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley
Brian T. Marley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)