Form 10-Q
period 2011-07-30
BELK INC
filed 2011-09-07
CIK 1051771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At August 30, 2011, the registrant had issued and outstanding 44,053,210 shares of class A common stock and 863,139 shares of class B common stock.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Revenues	$831,777	$787,697	$1,680,364	$1,591,610
Cost of goods sold (including occupancy, distribution and buying expenses)	555,111	532,066	1,117,497	1,068,617
Selling, general and administrative expenses	227,905	225,337	457,467	443,356
Gain on sale of property and equipment	599	985	1,263	1,793
Asset impairment and exit costs	(853)	1,059	(737)	1,277

Operating income	50,213	30,220	107,400	80,153
Interest expense, net	(12,396)	(12,571)	(24,921)	(25,504)

Income before income taxes	37,817	17,649	82,479	54,649
Income tax expense	12,802	5,200	25,595	17,857

Net income	$25,015	$12,449	$56,884	$36,792

Basic and diluted net income per share	$0.55	$0.27	$1.24	$0.77

Weighted average shares outstanding:
Basic	45,179,482	46,704,496	45,795,534	47,499,816
Diluted	45,349,274	46,706,537	46,016,363	47,500,837
See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	July 30,	January 29,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$377,434	$453,403
Short-term investments	—	6,150
Accounts receivable, net	48,036	31,119
Merchandise inventory	857,721	808,503
Prepaid income taxes, expenses and other current assets	26,667	18,869

Total current assets	1,309,858	1,318,044
Property and equipment, net of accumulated depreciation and amortization of $1,412,341 and $1,354,425 as of July 30, 2011 and January 29, 2011, respectively.	970,122	951,120
Deferred income taxes	71,139	83,698
Other assets	41,192	36,769

Total assets	$2,392,311	$2,389,631

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$242,144	$196,622
Accrued liabilities	181,305	161,844
Accrued income taxes	2,796	10,926
Deferred income taxes	19,927	19,776
Current installments of long-term debt and capital lease obligations	105,199	4,426

Total current liabilities	551,371	393,594
Long-term debt and capital lease obligations, excluding current installments	435,408	534,813
Interest rate swap liability	—	5,388
Retirement obligations and other noncurrent liabilities	264,975	299,564

Total liabilities	1,251,754	1,233,359

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 44.9 and 46.3 million shares issued and outstanding as of July 30, 2011 and January 29, 2011, respectively.	449	463
Paid-in capital	358,513	409,201
Retained earnings	919,245	887,953
Accumulated other comprehensive loss	(137,650)	(141,345)

Total stockholders’ equity	1,140,557	1,156,272

Total liabilities and stockholders’ equity	$2,392,311	$2,389,631

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at January 29, 2011	46,344	$463	$409,201	$887,953	$(141,345)	$1,156,272
Comprehensive income:
Net income	—	—	—	56,884	—	56,884
Unrealized gain on interest rate swaps, net of $658 income taxes	—	—	—	—	1,108	1,108
Defined benefit plan adjustments, net of $1,536 income taxes	—	—	—	—	2,587	2,587

Total comprehensive income						60,579

Cash dividends	—	—	—	(25,592)	—	(25,592)
Issuance of stock-based compensation	—	—	(2,212)	—	—	(2,212)
Stock-based compensation expense	—	—	5,904	—	—	5,904
Common stock issued	204	2	600	—	—	602
Repurchase and retirement of common stock	(1,632)	(16)	(54,980)	—	—	(54,996)

Balance at July 30, 2011	44,916	$449	$358,513	$919,245	$(137,650)	$1,140,557

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 30,	July 31,
	2011	2010
Cash flows from operating activities:
Net income	$56,884	$36,792
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and exit costs	(737)	1,277
Deferred income tax expense	11,407	1,299
Depreciation and amortization expense	60,766	72,708
Stock-based compensation expense	8,350	3,670
Loss (gain) on sale of property and equipment	52	(478)
Amortization of deferred gain on sale and leaseback	(1,315)	(1,315)
Amortization of deferred debt issuance costs	512	—
Increase in:
Accounts receivable, net	(16,917)	(15,091)
Merchandise inventory	(49,218)	(21,563)
Prepaid income taxes, expenses and other assets	(13,960)	(10,934)
Increase (decrease) in:
Accounts payable and accrued liabilities	51,221	10,787
Accrued income taxes	(8,130)	(35,775)
Retirement obligations and other liabilities	(36,769)	(26,494)

Net cash provided by operating activities	62,146	14,883

Cash flows from investing activities:
Purchases of property and equipment	(59,782)	(29,787)
Proceeds from sales of property and equipment	995	434
Proceeds from sales of short-term investments	6,150	2,500

Net cash used by investing activities	(52,637)	(26,853)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(2,405)	(77,315)
Repurchase and retirement of common stock	(54,996)	(51,416)
Dividends paid	(25,592)	(38,638)
Stock compensation tax benefit	816	41
Cash paid for withholding taxes in lieu of stock-based compensation shares	(3,301)	(84)

Net cash used by financing activities	(85,478)	(167,412)

Net decrease in cash and cash equivalents	(75,969)	(179,382)
Cash and cash equivalents at beginning of period	453,403	585,930

Cash and cash equivalents at end of period	$377,434	$406,548

Supplemental schedule of noncash investing activities:
Increase in property and equipment through accrued purchases	$17,958	$9,530
Increase in property and equipment through assumption of capital leases	2,837	4,045
See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three and six months ended July 30, 2011 may not be indicative of the operating results that may be expected for the full fiscal year.
     Certain prior period amounts have been reclassified to conform with current year presentation. Previously, the Company presented gift card liability amounts within accounts payable as presented on the consolidated balance sheet. In the current year, the Company has presented the gift card liability in accrued liabilities, and revised amounts presented for the six months ended July 31, 2010 on the condensed consolidated statements of cash flows for comparability purposes. The revision had no impact on net income, total current liabilities, cash flows from operating activities, or stockholders’ equity for the six months ended July 31, 2010.
(2) Comprehensive Income
     The following table sets forth the computation of comprehensive income:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Net income	$25,015	$12,449	$56,884	$36,792
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps, net of $355 and $658 income taxes for the three and six months ended July 30, 2011, respectively and $47 and $156 income taxes for the three and six months ended July 31, 2010, respectively.	598	(79)	1,108	262

Defined benefit plan adjustments, net of $768 and $1,536 income taxes for the three and six months ended July 30, 2011, respectively and $688 and $1,376 income taxes for the three and six months ended July 31, 2010, respectively.	1,294	1,159	2,587	2,317

Other comprehensive income	1,892	1,080	3,695	2,579

Total comprehensive income	$26,907	$13,529	$60,579	$39,371

(3) Accumulated Other Comprehensive Loss
     The following table sets forth the components of accumulated other comprehensive loss:

	July 30,	January 29,
	2011	2011
	(dollars in thousands)
Unrealized loss on interest rate swap, net of $1,461 and $2,119 income taxes as of July 30, 2011 and January 29, 2011, respectively.	$(2,160)	$(3,268)
Defined benefit plans, net of $81,812 and $83,348 income taxes as of July 30, 2011 and January 29, 2011, respectively.	(135,490)	(138,077)

Accumulated other comprehensive loss	$(137,650)	$(141,345)

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
     As of July 30, 2011, the Company held an interest rate swap that is required to be measured at fair value on a recurring basis. The Company has entered into interest rate swap agreements with financial institutions to manage the exposure to changes in interest rates. The fair value of interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreement, taking into account the current creditworthiness of the swap counterparties. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented. Additionally, the change in the fair value of a swap designated as a cash flow hedge is marked to market through accumulated other comprehensive income.
     The Company’s interest rate swap, measured at fair value on a recurring basis, was $3.6 million and $5.4 million at July 30, 2011 and January 29, 2011, respectively. As of July 30, 2011, the underlying $80.0 million floating rate senior note became current. Therefore, the interest rate swap liability was reclassified to accrued liabilities in the current liabilities section as presented in the condensed consolidated balance sheet. The Company classifies these measurements as Level 2.
     Certain long-lived assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to long-lived assets are determined using expected future cash flow analyses. The Company classifies these measurements as Level 3. There were no significant impairments of long-lived assets for the three and six months ended July 30, 2011 and July 31, 2010.
     The following table presents the carrying amounts and estimated fair values of financial instruments not recorded at fair value in the consolidated balance sheets. These included the Company’s auction rate security (“ARS”) and fixed rate long-term debt.

	July 30, 2011		January 29, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(dollars in thousands)
Financial assets
Auction rate security	$—	$—	$6,150	$6,150

Financial liabilities
Short-term debt (excluding capitalized leases)	$100,000	$100,365	$—	$—
Long-term debt (excluding capitalized leases)	417,780	436,577	517,780	520,036

Total	$517,780	$536,942	$517,780	$520,036

     As of January 29, 2011, the par value of the ARS was $6.2 million and the estimated fair value was $6.2 million based on the amount received in the first quarter of fiscal year 2012. The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(5) Asset Impairment and Exit Costs
     During the three and six months ended July 30, 2011, the Company recorded a $0.9 million revision to a previously estimated lease termination reserve. During the three and six months ended July 31, 2010, the Company recorded $0.9 million in impairment charges to adjust two retail locations’ net book values to fair value.
(6) Income Taxes
     Income tax expense for the three months ended July 30, 2011 was $12.8 million, or 33.9%, compared to $5.2 million, or 29.5%, for the three months ended July 31, 2010. The increase in the rate was due primarily to the impact of changes in state income tax law that went into effect during the second quarter of fiscal year 2011.
     Income tax expense for the six months ended July 30, 2011 was $25.6 million, or 31.0%, compared to $17.9 million, or 32.7%, for the six months ended July 31, 2010. The decrease in the rate was due primarily to a $2.3 million reduction in the accrual for uncertain tax reserves during the first quarter of fiscal year 2012, which was the result of expired state related statutes of limitations.
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
     The Company also provides postretirement medical and life insurance benefits to certain retired full-time employees.
     The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	July 30,	July 31,	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010	2011	2010
			(dollars in thousands)
Service cost	$—	$—	$26	$18	$27	$37
Interest cost	6,373	6,517	155	155	300	340
Expected return on plan assets	(7,017)	(6,550)	—	—	—	—
Amortization of transition obligation	—	—	—	—	65	66
Amortization of net loss	1,967	1,753	64	36	(34)	(8)

Net periodic benefit expense	$1,323	$1,720	$245	$209	$358	$435

	Six Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	July 30,	July 31,	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010	2011	2010
			(dollars in thousands)
Service cost	$—	$—	$51	$36	$54	$75
Interest cost	12,746	13,035	310	309	600	680
Expected return on plan assets	(14,033)	(13,100)	—	—	—	—
Amortization of transition obligation	—	—	—	—	131	131
Amortization of net loss	3,933	3,505	128	72	(69)	(15)

Net periodic benefit expense	$2,646	$3,440	$489	$417	$716	$871

BELK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     During the three months and six months ended July 30, 2011, the Company made discretionary contributions to its Pension Plan of $16.2 million and $32.4 million, respectively. The Company expects to make additional contributions totaling approximately $25.0 million to the Pension Plan before fiscal year end.
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
     The reconciliation of basic and diluted shares for the three and six months ended July 30, 2011 and July 31, 2010, are as follows:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Basic Shares	45,179,482	46,704,496	45,795,534	47,499,816
Dilutive contingently-issuable non-vested share awards	162,893	2,041	214,928	1,021
Dilutive contingently-issuable vested share awards	6,899	—	5,901	—

Diluted Shares	45,349,274	46,706,537	46,016,363	47,500,837

(9) Repurchase of Common Stock
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
Overview
     Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned mainline department store business in the United States. As of July 30, 2011, the Company had 304 stores in 16 states, located primarily in the southern United States. The Company generated revenues of $3.5 billion for the fiscal year ended January 29, 2011, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.
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
     The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2011” refer to the fiscal year ended January 29, 2011, all references to “fiscal year 2012” refer to the fiscal year that will end January 28, 2012, and all references to “fiscal year 2013” refer to the fiscal year that will end February 2, 2013.
     The Company’s revenues increased 5.6% in the second quarter of fiscal year 2012 to $831.8 million due primarily to a continuation of improved sales trends in both store and eCommerce sales. Comparable store revenues increased 5.2%. The Company calculates comparable store revenue as sales from stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Stores undergoing remodeling, expansion or relocation remain in the comparable store revenue calculation. Definitions and calculations of comparable store revenue differ among companies in the retail industry. Operating income increased to $50.2 million in the second quarter of fiscal year 2012 compared to $30.2 million during the same period in fiscal year 2011. Net income increased to $25.0 million or $0.55 per basic and diluted share in the second quarter of fiscal year 2012 compared to $12.4 million or $0.27 per basic and diluted share during the same period in fiscal year 2011. The increase in net income was due primarily to increased sales and margin resulting from contributions from a number of key strategic initiatives focused on branding, marketing, eCommerce, store improvements and information technology.
     The Company’s revenues increased 5.6% in the first six months of fiscal year 2012 to $1,680.4 million. Comparable store sales increased 5.5%. Operating income increased to $107.4 million in the first six months of fiscal year 2012 compared to $80.2 million during the same period in fiscal year 2011. Net income increased to $56.9 million or $1.24 per basic and diluted share compared to $36.8 million or $0.77 per basic and diluted share during the same period in fiscal year 2011. The increase in net income was due primarily to continued positive results from initiatives focused on sales and margin performance.
     Management believes that consumers will remain focused on value in fiscal year 2012. The Company intends to continue to be flexible in sales and inventory planning and in expense management in order to react to changes in consumer demand. Additionally, merchandise costs in some apparel categories are expected to have low double-digit increases in the second half of fiscal year 2012 due to inflation in the cost of raw materials, labor and energy prices. Specific increases are dependent on the category and the related fabric content. The Company has been preparing for these cost increases, and has undertaken strategies to minimize the impact of inflation on merchandise costs and selling prices.
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

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (including occupancy, distribution and buying expenses)	66.7	67.5	66.5	67.1
Selling, general and administrative expenses	27.4	28.6	27.2	27.9
Gain on sale of property and equipment	0.1	0.1	0.1	0.1
Asset impairment and exit costs	(0.1)	0.1	—	0.1
Operating income	6.0	3.8	6.4	5.0
Interest expense, net	1.5	1.6	1.5	1.6
Income before income taxes	4.5	2.2	4.9	3.4
Income tax expense	1.5	0.7	1.5	1.1
Net income	3.0	1.6	3.4	2.3

Comparable store net revenue increase	5.2	4.1	5.5	5.3

Revenues
     The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes for the periods as reflected in the table below.

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
Merchandise Areas	2011	2010	2011	2010
Women’s	39%	40%	38%	39%
Cosmetics, Shoes and Accessories	31	30	32	32
Men’s	17	17	16	16
Home	8	8	8	7
Children’s	5	5	6	6

Total	100%	100%	100%	100%

Comparison of the Three and Six Months Ended July 30, 2011 and July 31, 2010
     Revenues. The Company’s revenues for the three months ended July 30, 2011 increased 5.6%, or $44.1 million, to $831.8 million from $787.7 million during the same period in fiscal year 2011. The increase is primarily attributable to a 5.2% increase in revenues from comparable stores, partially offset by a decrease in revenues from closed stores of $2.0 million.
     The Company’s revenues for the six months ended July 30, 2011 increased 5.6%, or $88.8 million, to $1,680.4 million from $1,591.6 million during the same period in fiscal year 2011. The increase is primarily attributable to a 5.5% increase in revenues from comparable stores, partially offset by a decrease in revenues from closed stores of $2.2 million.
     Cost of goods sold. Cost of goods sold was $555.1 million, or 66.7% of revenues, for the three months ended July 30, 2011 compared to $532.1 million, or 67.5% of revenues, for the same period in fiscal year 2011. The decrease in cost of goods sold as a percentage of revenues was primarily attributable to reduced markdown activity for the three months ended July 30, 2011.
     Cost of goods sold was $1,117.5 million, or 66.5% of revenues, for the six months ended July 30, 2011 compared to $1,068.6 million, or 67.1% of revenues, for the same period in fiscal year 2011. The decrease in cost of goods sold as a percentage of revenues was primarily attributable to reduced markdown activity for the six months ended July 30, 2011.
     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $227.9 million, or 27.4% of revenues for the three months ended July 30, 2011, compared to $225.3 million, or 28.6% of revenues for the same period in fiscal year 2011. The increase in SG&A expenses was primarily due to an increase in payroll and employee benefits, partially offset by a reduction in depreciation expense for the three months ended July 30, 2011. The decrease in the SG&A expense rate is primarily the result of the 5.2% increase in comparable store revenues combined with a decrease in depreciation expense.
     SG&A expenses were $457.5 million, or 27.2% of revenues for the six months ended July 30, 2011, compared to $443.4 million, or 27.9% of revenues for the same period in fiscal year 2011. The increase in SG&A expenses was primarily due to an increase in advertising expenses, payroll, and employee benefits, partially offset by a reduction in depreciation expense for the six months ended July 30, 2011. The SG&A expense rate decreased due to the 5.5% increase in comparable store revenues combined with a decrease in depreciation expense, partially offset by an incremental increase in payroll and employee benefits expense and an increase in advertising expense as a percentage of revenues.
     Asset Impairment and Exit Costs. During the three and six months ended July 30, 2011, the Company recorded a $0.9 million revision to a previously estimated lease termination reserve. During the three and six months ended July 31, 2010, the Company recorded $0.9 million in impairment charges to adjust two retail locations’ net book values to fair value.

     Income tax expense. Income tax expense for the three months ended July 30, 2011 was $12.8 million, or 33.9%, compared to $5.2 million, or 29.5%, for the three months ended July 31, 2010. The increase in the rate was due primarily to the impact of changes in state income tax law that went into effect during the second quarter of fiscal year 2011.
     Income tax expense for the six months ended July 30, 2011 was $25.6 million, or 31.0%, compared to $17.9 million, or 32.7%, for the six months ended July 31, 2010. The decrease in the rate was due primarily to a $2.3 million reduction in the accrual for uncertain tax reserves during the first quarter of fiscal year 2012, which was the result of expired state related statutes of limitations.
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
Liquidity and Capital Resources
     The Company’s primary sources of liquidity are cash on hand of $377.4 million as of July 30, 2011, cash flows from operations, and borrowings under debt facilities, which consist of a $475.0 million credit facility, $375.0 million in senior notes, and a $17.8 million state bond facility. As of July 30, 2011, the credit facility was comprised of an outstanding $125.0 million term loan and a $350.0 million revolving line of credit.
     The credit facility, which matures in November 2015, allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at July 30, 2011 using LIBOR plus 150 basis points, or 1.69%. The credit facility contains restrictive financial covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, by pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. At July 30, 2011, the maximum leverage ratio allowed under the credit facility was 4.0, and the calculated leverage ratio was 2.28. The Company was in compliance with all covenants as of July 30, 2011 and expects to remain in compliance with all debt covenants for the next twelve months. As of July 30, 2011, the Company had $36.6 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $313.4 million.

     The senior notes have restrictive covenants that are similar to the Company’s credit facility, and had the following terms as of July 30, 2011:

Amount
(in millions)		Type of Rate	Rate		Maturity Date
$80.0	(a)	Variable	1.05	% (b)	July 2012
20.0		Fixed	5.05%		July 2012
100.0		Fixed	5.31%		July 2015
125.0		Fixed	6.20%		August 2017
50.0		Fixed	5.70%		November 2020

$375.0

(a)	The Company’s exposure to derivative instruments was limited to one interest rate swap as of July 30, 2011, an $80.0 million notional amount swap, which has a fixed interest rate of 5.2% and expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note.

(b)	Stated variable interest rate is based on three-month LIBOR plus 80.0 basis points.
     Additionally, the Company has a $17.8 million, 20-year variable rate, 0.18% at July 30, 2011, state bond facility which matures in October 2025.
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
     Management believes that cash on hand of $377.4 million as of July 30, 2011, cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension contributions and debt service requirements for the next twelve months and foreseeable future.
     Net cash provided by operating activities was $62.1 million for the six months ended July 30, 2011 compared to $14.9 million for the same period in fiscal year 2011. The increase in cash flows from operating activities for the six months ended July 30, 2011 was principally due to a $33.3 million decrease in income taxes paid in fiscal year 2012 primarily as a result of higher estimated tax payments made during fiscal year 2011, and a $20.1 million increase in net income for the current period.
     Net cash used by investing activities was $52.6 million for the six months ended July 30, 2011 compared to $26.9 million for the same period in fiscal year 2011. The increase in cash used by investing activities primarily resulted from increased purchases of property and equipment, mainly for store remodeling and expansion projects, as well as eCommerce and information technology enhancements, for the six months ended July 30, 2011.
     Net cash used by financing activities was $85.5 million for the six months ended July 30, 2011 compared to $167.4 million for the same period in fiscal year 2011. The decrease in cash used by financing activities was primarily due to the $75.0 million discretionary payment on the credit facility term loan made in the prior year and a $13.0 million decrease in dividends paid due to a special one-time additional dividend of $0.40 per share in fiscal year 2011.

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
     In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The total of comprehensive income, the components of net income, and the components of other comprehensive income must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance will be effective at the beginning of fiscal year 2013. The Company does not expect the adoption to have a material impact on the consolidated financial statements.
Impact of Inflation or Deflation
     Although the Company expects that operations will be influenced by general economic conditions, including rising raw materials, labor and energy prices, management does not believe that inflation has had a material effect on the Company’s results of operations. However, there can be no assurance that our business will not be affected by such factors in the future.
     The Company began to experience inflation in merchandise cost in some apparel categories due to increases in raw material, labor and energy costs in fiscal year 2011. The Company has experienced low to mid single-digit cost increases in the first half of fiscal year 2012 and expects low double-digit increases in these apparel categories in the second half of fiscal year 2012. In private and exclusive brands, where the Company has more control over the production and manufacture of the merchandise, the Company has historically been able to minimize inflationary pressures through measures such as committing earlier for merchandise and shifting sourcing to lower cost markets. Belk’s third-party brand vendors are also facing the same inflationary pressures. Management intends to continue to work with its vendors and undertake strategies to minimize the impact of inflation on merchandise costs and selling prices.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three and six months ended July 30, 2011 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about purchases of our equity securities during the second quarter of fiscal year 2012.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of	that May Yet Be
			Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced	the
Period	Shares Purchased	per Share	Plans or Programs	Plans or Programs
May 1 — May 28, 2011	1,631,942 (1)	$33.70	1,631,942	—
May 29 — July 2, 2011	—	—	—	—
July 3 — July 30, 2011	—	—	—	—
Total	1,631,942	$33.70	1,631,942	—

(1)
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

BELK, INC.
Dated: September 7, 2011	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and Corporate Secretary (Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley
Brian T. Marley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)