Form 10-Q
period 2011-10-29
BELK INC
filed 2011-12-06
CIK 1051771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 29, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

At November 29, 2011, the registrant had issued and outstanding 44,051,939 shares of class A common stock and 864,410 shares of class B common stock.

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

•

The impact of any security breaches that result in the theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with the applicable laws and regulations in the event of such an incident;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Revenues	$790,690	$746,556	$2,471,054	$2,338,165
Cost of goods sold (including occupancy, distribution and buying expenses)	545,573	515,807	1,663,071	1,584,425
Selling, general and administrative expenses	231,051	227,115	688,518	670,470
Gain on sale of property and equipment	542	2,687	1,805	4,480
Asset impairment and exit costs	1,563	59	826	1,337

Operating income	13,045	6,262	120,444	86,413
Interest expense, net	(12,248)	(12,149)	(37,168)	(37,652)

Income (loss) before income taxes	797	(5,887)	83,276	48,761
Income tax expense (benefit)	202	(1,648)	25,797	16,208

Net income (loss)	$595	$(4,239)	$57,479	$32,553

Basic and diluted net income (loss) per share	$0.01	$(0.09)	$1.26	$0.69

Weighted average shares outstanding:
Basic	44,916,349	46,343,934	45,502,472	47,114,522
Diluted	45,086,141	46,343,934	45,706,289	47,116,328

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

	October 29, 2011	January 29, 2011
Assets
Current assets:
Cash and cash equivalents	$267,612	$453,403
Short-term investments	—	6,150
Accounts receivable, net	31,687	31,119
Merchandise inventory	1,164,384	808,503
Prepaid income taxes, expenses and other current assets	28,680	18,869

Total current assets	1,492,363	1,318,044
Property and equipment, net of accumulated depreciation and amortization of $1,439,056 and $1,354,425 as of October 29, 2011 and January 29, 2011, respectively.	1,005,973	951,120
Deferred income taxes	67,501	83,698
Other assets	43,235	36,769

Total assets	$2,609,072	$2,389,631

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$423,975	$196,622
Accrued liabilities	228,651	161,844
Accrued income taxes	922	10,926
Deferred income taxes	20,092	19,776
Current installments of long-term debt and capital lease obligations	107,374	4,426

Total current liabilities	781,014	393,594
Long-term debt and capital lease obligations, excluding current installments	440,477	534,813
Interest rate swap liability	—	5,388
Retirement obligations and other noncurrent liabilities	241,072	299,564

Total liabilities	1,462,563	1,233,359

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 44.9 and 46.3 million shares issued and outstanding as of October 29, 2011 and January 29, 2011, respectively.	449	463
Paid-in capital	361,958	409,201
Retained earnings	919,840	887,953
Accumulated other comprehensive loss	(135,738)	(141,345)

Total stockholders’ equity	1,146,509	1,156,272

Total liabilities and stockholders’ equity	$2,609,072	$2,389,631

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 29, 2011	46,344	$463	$409,201	$887,953	$(141,345)	$1,156,272
Comprehensive income:
Net income	—	—	—	57,479	—	57,479
Unrealized gain on interest rate swap, net of $1,025 income taxes	—	—	—	—	1,726	1,726
Defined benefit plan adjustments, net of $2,304 income taxes	—	—	—	—	3,881	3,881

Total comprehensive income						63,086

Cash dividends	—	—	—	(25,592)	—	(25,592)
Issuance of stock-based compensation	—	—	(2,212)	—	—	(2,212)
Stock-based compensation expense	—	—	9,349	—	—	9,349
Common stock issued	204	2	600	—	—	602
Repurchase and retirement of common stock	(1,632)	(16)	(54,980)	—	—	(54,996)

Balance at October 29, 2011	44,916	$449	$361,958	$919,840	$(135,738)	$1,146,509

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 29, 2011	October 30, 2010

Cash flows from operating activities:
Net income	$57,479	$32,553
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Asset impairment and exit costs	826	1,337
Deferred income tax expense	13,888	4,125
Depreciation and amortization expense	92,265	106,399
Stock-based compensation expense	12,986	6,181
Loss (gain) on sale of property and equipment	167	(2,508)
Amortization of deferred gain on sale and leaseback	(1,972)	(1,972)
Amortization of deferred debt issuance costs	769	—
Increase in:
Accounts receivable, net	(568)	(7,464)
Merchandise inventory	(355,881)	(303,510)
Prepaid income taxes, expenses and other assets	(18,883)	(22,712)
Increase (decrease) in:
Accounts payable and accrued liabilities	268,727	237,783
Accrued income taxes	(10,004)	(35,775)
Retirement obligations and other liabilities	(58,468)	(41,731)

Net cash provided (used) by operating activities	1,331	(27,294)

Cash flows from investing activities:
Purchases of property and equipment	(107,394)	(63,705)
Proceeds from sales of property and equipment	1,036	434
Proceeds from sales of short-term investments	6,150	2,500

Net cash used by investing activities	(100,208)	(60,771)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(3,841)	(78,504)
Repurchase and retirement of common stock	(54,996)	(51,416)
Dividends paid	(25,592)	(38,638)
Stock compensation tax benefit	816	41
Cash paid for withholding taxes in lieu of stock-based compensation shares	(3,301)	(84)

Net cash used by financing activities	(86,914)	(168,601)

Net decrease in cash and cash equivalents	(185,791)	(256,666)
Cash and cash equivalents at beginning of period	453,403	585,930

Cash and cash equivalents at end of period	$267,612	$329,264

Supplemental disclosures of cash flow information:
Income taxes paid	$26,220	$60,027
Interest paid, net of capitalized interest	15,129	17,794
Supplemental schedule of noncash investing activities:
Increase in property and equipment through accrued purchases	28,962	9,089
Increase in property and equipment through assumption of capital leases	11,518	4,045

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three and nine months ended October 29, 2011 may not be indicative of the operating results that may be expected for the full fiscal year.

A prior period amount has been reclassified to conform with current year presentation. Previously, the Company presented gift card liability amounts within accounts payable as presented on the consolidated balance sheet. In the current year, the Company has presented the gift card liability in accrued liabilities. The revision had no impact on net income, total current liabilities, cash flows from operating activities, or stockholders’ equity for the nine months ended October 30, 2010.

(2)	Comprehensive Income (Loss)

The following table sets forth the computation of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)		(in thousands)
Net income (loss)	$595	$(4,239)	$57,479	$32,553
Other comprehensive income:
Unrealized gain on interest rate swap, net of $367 and $1,025 income taxes for the three and nine months ended October 29, 2011, respectively and $198 and $354 income taxes for the three and nine months ended October 30, 2010, respectively.	618	333	1,726	595
Defined benefit plan adjustments, net of $768 and $2,304 income taxes for the three and nine months ended October 29, 2011, respectively and $688 and $2,063 income taxes for the three and nine months ended October 30, 2010, respectively.	1,294	1,159	3,881	3,476

Other comprehensive income	1,912	1,492	5,607	4,071

Total comprehensive income (loss)	$2,507	$(2,747)	$63,086	$36,624

(3)	Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	October 29, 2011	January 29, 2011
	(in thousands)
Unrealized loss on interest rate swap, net of $1,094 and $2,119 income taxes as of October 29, 2011 and January 29, 2011, respectively.	$(1,541)	$(3,268)
Defined benefit plans, net of $81,044 and $83,348 income taxes as of October 29, 2011 and January 29, 2011, respectively.	(134,197)	(138,077)

Accumulated other comprehensive loss	$(135,738)	$(141,345)

(4)	Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

as quoted prices in active markets for identical assets and liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of October 29, 2011, the Company held an interest rate swap that is required to be measured at fair value on a recurring basis. The Company has entered into interest rate swap agreements with financial institutions to manage the exposure to changes in interest rates. The fair value of interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreement, taking into account the current creditworthiness of the swap counterparties. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented. Additionally, the change in the fair value of a swap designated as a cash flow hedge is marked to market through accumulated other comprehensive income.

The Company’s interest rate swap, measured at fair value on a recurring basis, was $2.6 million and $5.4 million at October 29, 2011 and January 29, 2011, respectively. As of July 30, 2011, the underlying $80.0 million floating rate senior note became current. Therefore, the interest rate swap liability was reclassified to accrued liabilities in the current liabilities section as presented in the condensed consolidated balance sheet. The Company classifies these measurements as Level 2.

Certain long-lived assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to long-lived assets are determined using expected future cash flow analyses. The Company classifies these measurements as Level 3. There were no significant impairments of long-lived assets for the three and nine months ended October 29, 2011 and October 30, 2010.

The following table presents the carrying amounts and estimated fair values of financial instruments not recorded at fair value in the consolidated balance sheets. These included the Company’s auction rate security (“ARS”) and fixed rate long-term debt.

	October 29, 2011		January 29, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets
Auction rate security	$—	$—	$6,150	$6,150

Financial liabilities
Short-term debt (excluding capitalized leases)	$100,000	$100,185	$—	$—
Long-term debt (excluding capitalized leases)	417,780	430,235	517,780	520,036

Total	$517,780	$530,420	$517,780	$520,036

As of January 29, 2011, the par value of the ARS was $6.2 million and the estimated fair value was $6.2 million based on the amount received in the first quarter of fiscal year 2012. The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

(5)	Asset Impairment and Exit Costs

During the three months ended October 29, 2011, the Company recorded a $3.5 million net charge for exit costs associated with the closing of one store, partially offset by a $2.0 million reversal of a previously estimated exit cost reserve due to the termination of the lease. In addition, during the nine months ended October 29, 2011, the Company recorded a $0.9 million reduction to a previously estimated lease termination reserve due to lease settlement.

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

(6)	Sale of Properties

During the third quarter of fiscal year 2011, the Company revised the carrying value and then sold a store location it was holding for sale, which resulted in an adjustment of $1.4 million.

(7)	Income Taxes

Income tax expense for the three months ended October 29, 2011 was $0.2 million, or 25.3%, compared to an income tax benefit of $1.6 million, or 28.0%, for the three months ended October 30, 2010. The decrease in the rate was due primarily to a $0.2 million reduction in the accrual for uncertain tax positions during the third quarter of fiscal year 2012, which was the result of expired state statutes of limitations.

Income tax expense for the nine months ended October 29, 2011 was $25.8 million, or 31.0%, compared to $16.2 million, or 33.2%, for the nine months ended October 30, 2010. The decrease in the rate was due primarily to a $2.5 million reduction in the accrual for uncertain tax positions during the first and third quarters of fiscal year 2012, both of which were the result of expired state statutes of limitations.

(8)	Pension and Postretirement Benefits

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

The Company also provides postretirement medical and life insurance benefits to certain retired full-time employees.

The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	October 29,	October 30,	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010	2011	2010
			(in thousands)
Service cost	$—	$—	$26	$18	$27	$37
Interest cost	6,373	6,517	155	155	300	340
Expected return on plan assets	(7,017)	(6,550)	—	—	—	—
Amortization of transition obligation	—	—	—	—	65	66
Amortization of net loss (income)	1,967	1,753	64	36	(34)	(8)

Net periodic benefit expense	$1,323	$1,720	$245	$209	$358	$435

	Nine Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	October 29,	October 30,	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010	2011	2010
			(in thousands)
Service cost	$—	$—	$77	$55	$81	$112
Interest cost	19,119	19,552	465	463	901	1,020
Expected return on plan assets	(21,050)	(19,651)	—	—	—	—
Amortization of transition obligation	—	—	—	—	196	196
Amortization of net loss (income)	5,900	5,257	192	108	(103)	(23)

Net periodic benefit expense	$3,969	$5,158	$734	$626	$1,075	$1,305

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months and nine months ended October 29, 2011, the Company made discretionary contributions to its Pension Plan of $19.2 million and $51.5 million, respectively. The Company expects to make additional contributions totaling approximately $7.5 million to the Pension Plan before fiscal year end. During the three months and nine months ended October 30, 2010, the Company made discretionary contributions to its Pension Plan of $22.3 million and $50.9 million, respectively.

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

If all necessary conditions have not been satisfied by the end of the period, the contingently issuable shares included in diluted EPS are based on the number of dilutive shares that would be issuable at the end of the contingency period. Contingently-issuable non-vested share awards are included in the diluted EPS calculation as of the beginning of the period (or as of the date of the contingent share agreement, if later).

The reconciliation of basic and diluted shares for the three and nine months ended October 29, 2011 and October 30, 2010, are as follows:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Basic Shares	44,916,349	46,343,934	45,502,472	47,114,522
Dilutive contingently-issuable non-vested share awards	162,893	—	197,583	1,806
Dilutive contingently-issuable vested share awards	6,899	—	6,234	—

Diluted Shares	45,086,141	46,343,934	45,706,289	47,116,328

For the three months ended October 30, 2010, the Company had a net loss; therefore, the inclusion of contingently-issuable non-vested and vested share awards would have an anti-dilutive effect on the Company’s calculation of diluted loss per share. Accordingly, the diluted loss per share equals basic loss per share for this period.

(10)	Repurchase of Common Stock

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned mainline department store business in the United States. As of October 29, 2011, the Company had 303 stores in 16 states, located primarily in the southern United States. The Company generated revenues of $3.5 billion for the fiscal year ended January 29, 2011, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.

The following discussion, which presents the results of the Company, should be read in conjunction with the Company’s consolidated financial statements as of January 29, 2011 and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.

The Company’s fiscal year ends on the Saturday closest to each January 31. All references to “fiscal year 2011” refer to the fiscal year ended January 29, 2011, all references to “fiscal year 2012” refer to the fiscal year that will end January 28, 2012, and all references to “fiscal year 2013” refer to the fiscal year that will end February 2, 2013.

The Company’s revenues increased 5.9% in the third quarter of fiscal year 2012 to $790.7 million due primarily to a continuation of improved sales trends in both store and eCommerce sales. Comparable store revenues increased 6.6%. The Company calculates comparable store revenue as sales from stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Stores undergoing remodeling, expansion or relocation remain in the comparable store revenue calculation. Definitions and calculations of comparable store revenue differ among companies in the retail industry. Operating income increased to $13.0 million in the third quarter of fiscal year 2012 compared to $6.3 million during the same period in fiscal year 2011. Net income increased to $0.6 million or $0.01 per basic and diluted share in the third quarter of fiscal year 2012 compared to a net loss of $4.2 million or $0.09 per basic and diluted share during the same period in fiscal year 2011. The increase in net income was due primarily to increased sales and margin resulting from contributions from a number of key strategic initiatives focused on branding, marketing, eCommerce, store improvements and information technology.

The Company’s revenues increased 5.7% in the first nine months of fiscal year 2012 to $2,471.1 million. Comparable store sales increased 5.8%. Operating income increased to $120.4 million in the first nine months of fiscal year 2012 compared to $86.4 million during the same period in fiscal year 2011. Net income increased to $57.5 million or $1.26 per basic and diluted share compared to $32.6 million or $0.69 per basic and diluted share during the same period in fiscal year 2011. The increase in net income was due primarily to continued positive results from initiatives focused on sales and margin performance.

Management believes that consumers will continue to remain focused on value for the remainder of fiscal year 2012. The Company intends to continue to be flexible in sales and inventory planning and in expense management in order to react to changes in consumer demand. Additionally, merchandise costs in certain merchandise categories have experienced mid single-digit cost increases during the first nine months due to inflation in the cost of raw materials, labor and energy prices. Specific increases are dependent on the category. The Company has been preparing for these cost increases, and has undertaken strategies to minimize the impact of inflation on merchandise costs and selling prices.

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

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (including occupancy, distribution and buying expenses)	69.0	69.1	67.3	67.8
Selling, general and administrative expenses	29.2	30.4	27.9	28.7
Gain on sale of property and equipment	0.1	0.4	0.1	0.2
Asset impairment and exit costs	0.2	—	—	0.1
Operating income	1.6	0.8	4.9	3.7
Interest expense, net	1.5	1.6	1.5	1.6
Income (loss) before income taxes	0.1	(0.8)	3.4	2.1
Income tax expense (benefit)	—	(0.2)	1.0	0.7
Net income (loss)	0.1	(0.6)	2.3	1.4
Comparable store net revenue increase	6.6	2.5	5.8	4.4

Revenues

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes for the periods as reflected in the table below.

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Merchandise Areas
Women’s	34%	36%	37%	38%
Cosmetics, Shoes and Accessories	34	34	33	32
Men’s	15	15	16	15
Home	9	8	8	8
Children’s	8	7	6	7

Total	100%	100%	100%	100%

Comparison of the Three and Nine Months Ended October 29, 2011 and October 30, 2010

Revenues. The Company’s revenues for the three months ended October 29, 2011 increased 5.9%, or $44.1 million, to $790.7 million from $746.6 million during the same period in fiscal year 2011. The increase is primarily attributable to a 6.6% increase in revenues from comparable stores, partially offset by a decrease in revenues from closed stores of $3.6 million.

The Company’s revenues for the nine months ended October 29, 2011 increased 5.7%, or $132.9 million, to $2,471.1 million from $2,338.2 million during the same period in fiscal year 2011. The increase is primarily attributable to a 5.8% increase in revenues from comparable stores, partially offset by a decrease in revenues from closed stores of $3.5 million.

Cost of goods sold. Cost of goods sold was $545.6 million, or 69.0% of revenues, for the three months ended October 29, 2011 compared to $515.8 million, or 69.1% of revenues, for the same period in fiscal year 2011. The decrease in cost of goods sold as a percentage of revenues was primarily attributable to reduced markdown activity for the three months ended October 29, 2011.

Cost of goods sold was $1,663.1 million, or 67.3% of revenues, for the nine months ended October 29, 2011 compared to $1,584.4 million, or 67.8% of revenues, for the same period in fiscal year 2011. The decrease in cost of goods sold as a percentage of revenues was primarily attributable to reduced markdown activity for the nine months ended October 29, 2011.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $231.1 million, or 29.2% of revenues for the three months ended October 29, 2011, compared to $227.1 million, or 30.4% of revenues for the same period in fiscal year 2011. The increase in SG&A expenses was primarily due to an increase in payroll and benefits, partially offset by a reduction in advertising, supplies, and depreciation expense for the three months ended October 29, 2011. The decrease in the SG&A expense rate is primarily the result of the 6.6% increase in comparable store revenues combined with a decrease in advertising, supplies, and depreciation expense, partially offset by an incremental increase in payroll and benefits expense as a percentage of revenues.

SG&A expenses were $688.5 million, or 27.9% of revenues for the nine months ended October 29, 2011, compared to $670.5 million, or 28.7% of revenues for the same period in fiscal year 2011. The increase in SG&A expenses was primarily due to an increase in payroll, benefits and advertising expense, partially offset by a reduction in depreciation expense for the nine months ended October 29, 2011. The SG&A expense rate decreased due to the 5.8% increase in comparable store revenues combined with a decrease in depreciation expense, partially offset by an incremental increase in payroll and benefits expense as a percentage of revenues.

Gain on sale of property and equipment. During the third quarter of fiscal year 2011, the Company revised the carrying value and then sold a store location it was holding for sale, which resulted in an adjustment of $1.4 million.

Asset Impairment and Exit Costs. During the three months ended October 29, 2011, the Company recorded a $3.5 million net charge for exit costs associated with the closing of one store, partially offset by a $2.0 million reversal of a previously estimated exit cost reserve due to the termination of the lease. In addition, during the nine months ended October 29, 2011, the Company recorded a $0.9 million reduction to a previously estimated lease termination reserve due to lease settlement.

During the three and nine months ended October 30, 2010, the Company recorded a $3.5 million charge for real estate holding costs, offset by a $3.5 million revision to a previously estimated lease buyout reserve. In addition, during the nine months ended October 30, 2010, the Company recorded $0.9 million in impairment charges to adjust two retail locations’ net book values to fair value.

Income tax expense. Income tax expense for the three months ended October 29, 2011 was $0.2 million, or 25.3%, compared to an income tax benefit of $1.6 million, or 28.0%, for the three months ended October 30, 2010. The decrease in the rate was due primarily to a $0.2 million reduction in the accrual for uncertain tax positions during the third quarter of fiscal year 2012, which was the result of expired state statutes of limitations.

Income tax expense for the nine months ended October 29, 2011 was $25.8 million, or 31.0%, compared to $16.2 million, or 33.2%, for the nine months ended October 30, 2010. The decrease in the rate was due primarily to a $2.5 million reduction in the accrual for uncertain tax positions during the first and third quarters of fiscal year 2012, both of which were the result of expired state statutes of limitations.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand of $267.6 million as of October 29, 2011, cash flows from operations, and borrowings under debt facilities, which consist of a $475.0 million credit facility, $375.0 million in senior notes, and a $17.8 million state bond facility. As of October 29, 2011, the credit facility was comprised of an outstanding $125.0 million term loan and a $350.0 million revolving line of credit.

The credit facility, which matures in November 2015, allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at October 29, 2011 using LIBOR plus 150 basis points, or 1.74%. The credit facility contains restrictive financial covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, by pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. At October 29, 2011, the maximum leverage ratio allowed under the credit facility was 4.0, and the calculated leverage ratio was 2.25. The Company was in compliance with all covenants as of October 29, 2011 and expects to remain in compliance with all debt covenants for the next twelve months and foreseeable future. As of October 29, 2011, the Company had $36.6 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $313.4 million.

The senior notes have restrictive covenants that are similar to the Company’s credit facility, and had the following terms as of October 29, 2011:

Amount (in millions)		Type of Rate	Rate		Maturity Date
$80.0	(a)	Variable	1.19%	(b)	July 2012
20.0		Fixed	5.05%		July 2012
100.0		Fixed	5.31%		July 2015
125.0		Fixed	6.20%		August 2017
50.0		Fixed	5.70%		November 2020

$375.0

(a)

The Company’s exposure to derivative instruments was limited to one interest rate swap as of October 29, 2011, an $80.0 million notional amount swap, which has a fixed interest rate of 5.2% and expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note.

(b)	Stated variable interest rate is based on three-month LIBOR plus 80.0 basis points.

Additionally, the Company has a $17.8 million, 20-year variable rate, 0.22% at October 29, 2011, state bond facility which matures in October 2025.

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

Management believes that cash on hand of $267.6 million as of October 29, 2011, cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension contributions and debt service requirements for the next twelve months and foreseeable future.

Net cash provided by operating activities was $1.3 million for the nine months ended October 29, 2011 compared to net cash used of $27.3 million for the same period in fiscal year 2011. The increase in cash flows from operating activities for the nine months ended October 29, 2011 was principally due to a $33.8 million decrease in income taxes paid in fiscal year 2012 primarily as a result of higher estimated tax payments made during fiscal year 2011, and a $24.9 million increase in net income for the current period, offset by the increase in inventory to support current sales trends.

Net cash used by investing activities was $100.2 million for the nine months ended October 29, 2011 compared to $60.8 million for the same period in fiscal year 2011. The increase in cash used by investing activities primarily resulted from increased purchases of property and equipment, mainly for store remodeling and expansion projects, as well as eCommerce and information technology enhancements, for the nine months ended October 29, 2011.

Net cash used by financing activities was $86.9 million for the nine months ended October 29, 2011 compared to $168.6 million for the same period in fiscal year 2011. The decrease in cash used by financing activities in the current year was primarily due to the $75.0 million discretionary payment on the credit facility term loan made in the prior year and a $13.0 million decrease in dividends paid in the current year due to a special one-time additional dividend of $0.40 per share in fiscal year 2011.

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

The Company began to experience inflation in merchandise costs in certain merchandise categories due to increases in raw material, labor and energy costs in fiscal year 2011. The Company has experienced mid single-digit cost increases during the first nine months in these categories. The Company has historically been able to minimize the impact of inflationary pressures through measures such as shifting sourcing to lower cost markets, committing earlier for merchandise, adjusting the composition and design of products, and making adjustments to merchandise pricing strategies. Management intends to continue to work with its vendors and undertake strategies to minimize the impact of inflation on merchandise costs and selling prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three and nine months ended October 29, 2011 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

BELK, INC.

Dated: December 6, 2011	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and Corporate Secretary
(Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley
Brian T. Marley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)