Form 10-K
period 2012-01-28
BELK INC
filed 2012-04-10
CIK 1051771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐      No  ☑

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) as of July 30, 2011 (based on the price at which the common equity was last sold on July 7, 2011, the date closest to the last business day of the Company’s most recently completed second fiscal quarter) was $447,017,400. 45,197,702 shares of common stock were outstanding as of March 30, 2012, comprised of 44,050,389 shares of the Registrant’s Class A Common Stock, par value $0.01, and 1,147,313 shares of the Registrant’s Class B Common Stock, par value $0.01.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2012 are incorporated herein by reference in Part III.

BELK, INC

i

PART I

Item 1.	Business

General

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned mainline department store business in the United States, with 303 stores in 16 states, as of the fiscal year ended January 28, 2012. Located primarily in the southern United States, the Company generated revenues of $3.7 billion for the fiscal year 2012, and together with its predecessors, has been successfully operating department stores since 1888. Belk is committed to providing its customers a compelling shopping experience and merchandise that reflects “Modern. Southern. Style.”

The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to each January 31. Fiscal years 2012, 2011 and 2010 ended on January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

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

Management of Belk’s store operations is organized into three regional operating divisions, with offices in Raleigh, NC, Atlanta, GA and Birmingham, AL, respectively. Each unit is headed by a division chair and a director of stores. Division offices execute centralized initiatives at the individual stores, and their primary activities relate to providing management and support for the personnel, operations and maintenance of the Belk stores in their regions. These divisions are not considered segments for financial reporting purposes.

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

Belk has also planned investments in key strategic initiatives totaling approximately $600 million over a five-year period that began in fiscal year 2011. The Company is investing in store remodels; eCommerce; information technology; branding, marketing and advertising; merchandise planning and processes; service improvements and improved sourcing practices.

Growth Strategy

The Company has focused its growth strategy in the last several years on remodeling and expanding existing stores, developing new merchandising concepts in targeted demand centers, and expanding its online capabilities. The Company will, however, continue to explore new store opportunities in markets where the Belk name and reputation are well known and where Belk can distinguish its stores from the competition. The Company will also consider closing stores in markets where more attractive locations become available or where the Company does not believe there is potential for long term growth and success. In addition, the Company periodically reviews and adjusts its space requirements to create greater operating efficiencies and convenience for the customer.

In fiscal 2012, the Company completed major remodel projects in seven stores, opened one new store as a replacement for an existing store and completed expansions of three stores. In addition, the Company also completed 56 shoe and jewelry department remodels. The new store and store expansions include:

New Store

Location	Size (Selling Sq. Ft.)	Opening Date	New or Existing Market
Corinth, MS	50,000	10/12/11	Existing

Store Expansions

Location	Expanded Size (Selling Sq. Ft)	Completion Date
Statesboro, GA (Statesboro Mall)	87,960	10/12/11
Monroe, NC (Monroe Crossing)	85,188	10/12/11
Richlands, VA (Claypool Hill Mall)	43,397	7/27/11

In fiscal year 2013, the Company plans to complete four store expansions and open two stores as replacements for existing stores. The Company also intends to continue remodeling existing stores and rolling out new merchandising concepts in targeted demand centers.

Merchandising

Belk stores feature quality name brand and private label merchandise in moderate to better price ranges, providing fashion, selection and value to customers. The merchandise mix is targeted to middle and upper income customers shopping for their families and homes, and includes a wide selection of fashion apparel, accessories and shoes for women, men and children, as well as cosmetics, home furnishings, housewares, gift and guild, jewelry, and other types of department store merchandise. The goal is to position Belk stores as the leaders in their markets in providing modern, fashionable assortments with depth in style, selection and value.

Consumer research conducted by the Company has identified significant sales opportunities with customers seeking modern and trendy merchandise. As a result, a focus is being placed on expanding assortments of this type of merchandise across all categories. The Company is also seeking to enhance its value proposition to customers through its merchandise offerings, pricing and sales promotion strategies, rewards card programs, and its returns policy and positive customer service reputation.

Belk stores offer complete assortments of many national brands. The Company has enjoyed excellent long-term relationships with many top apparel and cosmetics suppliers and is often the sole distributor of desirable apparel, accessories and cosmetic lines in its markets. Belk stores also offer exclusive private brands in selected merchandise categories that are designed and manufactured to provide compelling fashion assortments that meet customers’ needs and set Belk apart from competitors through their styling, quality and price. The Company’s private brands include Madison, ND-New Directions, ND Weekend, Via Neroli, Kim Rogers, J. Khaki, Pro Tour, Saddlebred, Red Camel, Nursery Rhyme, Belk Silverworks, Be Inspired, Biltmore™ For Your Home, Home Accents and Cook’s Tools.

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

In fiscal year 2007, the Company established its own fine jewelry business, with buying and administrative offices at the corporate office in Charlotte and a state of the art repair and distribution center located in Ridgeland, Mississippi. The shops replaced the Company’s former leased fine jewelry operations and offer expanded assortments of high quality diamond jewelry, rubies, emeralds and other fine gemstones, and top brands of fine watches and jewelry. During fiscal year 2012, the Company opened three new fine jewelry shops and was operating 149 fine jewelry shops in its stores under the “Belk and Co. Fine Jewelers” name as of the fiscal year end.

Marketing and Branding

The Company employs strategic marketing initiatives to develop and enhance the equity of the Belk brand and to create and strengthen “one-to-one” relationships with customers. The Company’s marketing strategy involves a combination of mass media print and broadcast advertising, direct marketing, Internet marketing, comprehensive store visual merchandising, and signing and in-store special events, such as trunk shows, celebrity and designer appearances, Charity Sale, Educator Appreciation Day, Healthcare Appreciation Day and Senior Day.

In the third quarter of fiscal year 2011, Belk launched a company-wide re-branding and corporate marketing initiative that included a new logo and tag line, “Modern. Southern. Style.” and the installation of new logo signs in all stores. The corporate identity re-launch was supported by an extensive re-branding, advertising and public relations campaign that included market-wide television and print advertising, circulars, direct mail and social media, all of which promoted Belk’s new graphic elements and brand messages. During fiscal year 2012, the Company became the title sponsor of the annual college football bowl held at Bank of America Stadium in Charlotte, NC. More than 58,000 football fans attended the debut game between teams from North Carolina State University and the University of Louisville, which was televised nationally on ESPN.

eCommerce

The Company continues to grow its eCommerce business and expand capabilities on the belk.com website. The belk.com website features a wide assortment of home and gift merchandise, fashion apparel, accessories, shoes and cosmetics. Many leading national brands are offered at belk.com along with the Company’s exclusive private brands. The website also includes expanded information about the Company, including its history, career opportunities, community involvement, diversity and sustainability initiatives, a Company newsroom, its Securities and Exchange Commission (“SEC”) filings, and more.

In fiscal year 2012, the Company strengthened its eCommerce business with systems improvements, expansion of merchandise assortments, increased multimedia marketing and implementation of new social community engagement strategies. The Company’s 142,000 square foot eCommerce fulfillment center in Pineville, NC was expanded by 117,000 square feet in the fourth quarter of fiscal year 2011. Additionally, in February 2012, the Company entered into a lease for a 515,000 square foot fulfillment center in Jonesville, SC, which is planned to begin operations in June 2012.

Gift Cards

The Company’s gift card program provides a convenient option for customer gift-giving and enables stores to issue electronic credits to customers in lieu of cash refunds for merchandise returned without sales receipts. Several types of gift cards are available, each featuring a distinctive design and appeal. During fiscal year 2012, the Company continued to expand its efforts to offer Belk gift cards for sale outside of Belk stores mainly in select grocery store outlets through partnerships with regional and national grocery store chains.

Salons and Spas

As of the end of fiscal year 2012, the Company owned and operated 23 hair styling salons in various store locations, 17 of which also offer spa services. The hair salons offer the latest hair styling services as well as wide assortments of top brand name beauty products, including Aveda, Bumble and Bumble and Redken. The spas offer massage therapy, full skincare, nail and pedicure services and other specialized body treatments. Eight of the salons and spas operate under the name “Carmen! Carmen! Prestige Salon and Spa at Belk,” two under the name “Richard Joseph Studio Salon/Spa at Belk,” and the balance under the name “Belk Salon and Spa.”

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

Belk Proprietary Charge Programs

In fiscal year 2012, Belk and GE Capital Retail Bank (“GECRB”), an affiliate of GE Consumer Finance, continued to plan and execute enhanced marketing programs designed to recognize and reward Belk card customers, attract profitable new customers and increase sales from existing card customers. The Company’s customer loyalty program (“Belk Rewards Card Loyalty Program”) issues certificates for discounts on future purchases to Belk Rewards Card customers based on their spending levels. The rewards program is cumulative, issuing a $10 certificate for every 400 points earned in a calendar year. Belk Rewards Card customers whose purchases total $600 or more in a calendar year qualify for a Belk Premier Rewards Card that entitles them to unlimited free gift wrapping and basic alterations, an interest-free Flex Pay Plan account and notifications of special savings and sales events. Customers who spend more than $1,500 annually at Belk qualify for a Belk Elite Rewards Card that offers additional benefits, including a specially designed black Elite credit card, triple points events, a 20% off birthday shopping pass, points that never expire, quarterly Pick Your Own Sale Days and free shipping coupons.

Systems and Technology

The Company substantially increased its investments in technology and information systems during fiscal year 2012 to support sales and merchandising initiatives, reduce costs, improve core business processes and support its overall business strategy. Key systems initiatives included the launch of an enterprise solution to support the Company’s strategic merchandising and retail technology program, significant enhancements to the belk.com website and its fulfillment capabilities, and several store technology infrastructure enhancement projects. The Company also strengthened its analytical capabilities by completing implementation of a new data warehouse. These foundational investments are a key component of the Company’s strategy to deliver a seamless omni-channel experience to customers. Belk expects to continue to invest in its information systems and new technology in fiscal year 2013 in order to expand its business and provide improved decision making tools that enable management to react quickly to changing sales trends, improve merchandise mix, distribute merchandise based on individual market needs and manage inventory levels based on customer demand.

Inventory Management and Logistics

The Company currently operates four distribution facilities that receive and process merchandise for delivery to Belk stores and belk.com customers. A 410,000 square foot distribution center in Blythewood, SC services the stores located in the northern and eastern areas of the Company’s footprint, a 174,000 square foot distribution center at the Greater Jackson Industrial Park in Byram, MS services the central and western areas; an 8,300 square foot distribution center in Ridgeland, MS services the Company’s fine jewelry operations; and a 259,000 square foot fulfillment center in Pineville, NC services orders from the belk.com website. In fiscal year 2013, the Company plans to begin operations of a fulfillment center in Jonesville, SC that will also service orders from the belk.com website. The Company’s “store ready” merchandise receiving processes enable stores to receive and process merchandise shipments and move goods to the sales floor quickly and efficiently. The expansion of the Blythewood, SC distribution center in the fourth quarter of fiscal year 2011 enabled the Company to expand its “fluid load” process to include additional stores in fiscal year 2012, which resulted in a one million mile reduction in the Company’s store delivery network.

Revitalizing Our Customer Care

In fiscal year 2012, the Company launched a 36-month initiative aimed at fostering a dynamic selling environment in stores by reducing or eliminating non-selling tasks. The first phase of the project focuses on support re-engineering to improve in-store support processes such as increasing dock efficiencies and processing all inbound freight in a timely manner. Phase two includes achieving customer service excellence by developing associates’ selling skills and behaviors, and the final phase will focus on the implementation of a new workforce management and scheduling system.

Strategic Sourcing

The Company initiated a strategic sourcing program in fiscal year 2011 designed to streamline and adopt best practices for its sourcing and procurement processes for non-retail goods and supplies. The program also aims to eliminate costs associated with previous non-retail procurement processes.

Sustainability

The Company continued implementation of sustainability initiatives aimed at fulfilling its commitment to be a good steward of the environment by eliminating waste, conserving energy, using resources more responsibly and embracing and promoting sustainable practices. Current initiatives encompass recycling of cardboard, hangers and plastic, increasing energy efficiency, implementing sustainability in store construction, reduction of product packaging materials, and use of solar energy. During fiscal 2012, the Company conducted its first Employee Environment giving campaign in partnership with EarthShare and participated in the Environmental Defense Fund’s Climate Corps Program to identify potential energy efficiency opportunities. Additionally, the Company’s corporate office building in Charlotte, NC received the Energy Star certification, two Sustainability Fair events were held at the corporate office, and an external sustainability website was launched on belk.com.

Philanthropy

In fiscal year 2012, the Company and its associates, customers and vendors contributed over $18.3 million to local communities. Of that amount, the Company funded $5.1 million to over 200 nonprofit organizations, with a focus on education, breast cancer research and awareness, and community strengthening. The remainder of the funding included associate, vendor and customer dollars raised in Belk-led charitable initiatives, including the semi-annual Belk Charity Sale, local United Way campaigns and the Susan G. Komen for the Cure campaign.

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

Seasonality and Quarterly Fluctuations

Due to the seasonal nature of the retail business, the Company has historically experienced, and expects to continue to experience, seasonal fluctuations in its revenues, operating income and net income. A disproportionate amount of the Company’s revenues and a substantial amount of operating and net income are realized during the fourth quarter, which includes the holiday selling season. Working capital requirements also fluctuate during the year, increasing somewhat in mid-summer in anticipation of the fall merchandising season and increasing substantially prior to the holiday selling season when the Company carries higher inventory levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations.”

Associates

As of the end of fiscal year 2012, the Company had approximately 23,000 full-time and part-time associates. Because of the seasonal nature of the retail business, the number of associates fluctuates from time to time and is highest during the holiday shopping period in November and December. The Company as a whole considers its relations with associates to be good. None of the associates of the Company are represented by unions or subject to collective bargaining agreements.

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

Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet, general economic conditions, the success of our re-branding and our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute growth strategies, anticipated benefits from our strategic initiatives to strengthen our merchandising and planning organizations, anticipated benefits from our belk.com website and our eCommerce fulfillment centers, the expected benefit of new systems and technology, anticipated benefits from our acquisitions and the anticipated benefit under our Program Agreement with GE. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements.

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

Economic, political and business conditions, nationally and in our market areas, are beyond our control. These factors influence our forecasts and impact actual performance. Factors include rates of economic growth, interest rates, inflation or deflation, consumer credit availability, levels of consumer debt and bankruptcies, tax rates and policy, unemployment trends, a health pandemic, catastrophic events, potential acts of terrorism and threats of such acts and other matters that influence consumer confidence and spending. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The downturn in the economy during fiscal years 2009 and 2010, and the continuing uncertain economic climate in fiscal years 2011 and 2012 have affected, and will continue to affect for an undetermined period of time, consumer purchases of our merchandise. The precise future impact and duration of these economic conditions are uncertain, but they could continue to adversely impact our financial condition and results of operations.

Our sales and operating results depend on accurately anticipating customer demands.

Our business depends upon the ability to anticipate the demands and expectations of our customers for a wide variety of merchandise and services. We routinely make predictions about the merchandise mix, quality, style, service, convenience and credit availability of our customers. If we do not accurately anticipate changes in buying, charging and payment behavior among our customers, or consumer tastes, preferences, spending patterns and other lifestyle decisions, we may be faced with excess inventories for some products and/or missed opportunities for others. Excess inventories can result in lower gross margins due to greater than anticipated discounts and markdowns that might be necessary to reduce inventory levels. Low inventory levels can adversely affect the fulfillment of customer demand and diminish sales and brand loyalty. Our inability to identify and respond to lifestyle and customer preferences and buying trends could have an adverse impact on our business, and our failure to accurately predict inventory demands could adversely impact our results of operations.

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

We spend significant amounts on advertising, marketing and promotional campaigns. Our business depends on effective marketing to generate high customer traffic in our stores and through on-line sales. If our advertising, marketing and promotional efforts are not effective, it could negatively impact our operating results.

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

If we do not successfully operate our information technology systems and our fulfillment facilities, our financial performance could be adversely affected.

In fiscal year 2009, we launched a substantially updated and redesigned website that enhanced customers’ online shopping capabilities, offered expanded merchandise assortments and enabled customers to access a broader range of our information online, including current sales promotions, special events and corporate information. Additionally, we have begun a process of transforming our technology infrastructure. In fiscal year 2011, we expanded our online capabilities, increased multimedia marketing, implemented social community engagement strategies and expanded our Pineville, NC fulfillment facility. In fiscal year 2013, we plan to begin operations in a fulfillment center in Jonesville, SC that will also service orders from the belk.com website.

If we do not successfully meet the challenges of enhancing our technology, operating the website consistently, and managing our social community engagement and efficiently operating our fulfillment centers, our financial performance could be adversely affected. In addition, if customers are not receptive to our eCommerce offerings, revenues and profitability could be adversely impacted.

Our ability to manage multiple initiatives simultaneously could impact our operating results.

The Company is currently managing a number of significant change initiatives, such as systems enhancements, changes in our merchandising and planning processes, store process improvements, strategic sourcing, store remodels and others. If we are unable to successfully coordinate and execute these initiatives while managing the other areas of our business, our results could be adversely affected.

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

We have experienced inflation in some of our merchandise costs due to increases in raw materials, fuel and labor costs. The cost of cotton, which is a key raw material in many of our products, has had the most significant increases in the recent past. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation and government policy, economic climates, market speculation and other unpredictable factors. Inflation has not to date had a material negative impact on our sales or profitability, but an inability to mitigate future cost increases, unless sufficiently offset with our pricing actions, might cause a decrease in our profitability; while any related pricing actions might cause a decline in our sales volume. Additionally, any decrease in the availability of raw materials could impair the ability of our suppliers to meet our production or purchasing requirements in a timely manner. Both the increased cost and lower availability of merchandise, raw materials, fuel and labor may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.

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

In October 2010, we launched a re-branding campaign which included a change in our logo and extensive advertising and promotional activity in connection with our new brand and tagline. We invested approximately $70 million in advertising, supplies and capital, and changed exterior and interior signing on all of our stores. If customers do not accept our new brand, our sales, performance and customer relationships could be adversely affected.

If our logistics or distribution processes do not operate effectively, our business could be disrupted.

We currently operate distribution centers in South Carolina and Mississippi that service all of our stores and a fulfillment center in North Carolina that processes belk.com customer orders. Additionally, we will begin operating another fulfillment center in South Carolina during fiscal year 2013. The efficient operation of our business is dependent on receiving and distributing merchandise in a cost-effective and timely manner. We also rely on information systems to effectively manage sales, distribution, merchandise planning and allocation functions. We are continuing to implement software technology to assist with these functions. If we do not effectively operate the distribution network or if information systems fail to perform as expected, our business could be disrupted.

A security breach that results in the unauthorized disclosure of Company, employee or customer information could adversely affect our business, reputation and financial condition.

The protection of our customer, employee and company data is critical to the Company. In addition, customers have a high expectation that the Company will adequately protect their personal information. The regulatory environment surrounding information security and privacy is increasingly demanding, with new and constantly changing requirements across our business units. A significant breach of customer, employee or company data associated with Belk, whether by one of our employees or by a third party, could damage our reputation, our brand and our relationship with our customers and result in lost sales, fines and lawsuits. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in disruption of our operations.

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

Our business is subject to a wide array of laws and regulations. While our management believes that our associate relations are good, significant legislative changes that impact our relationship with our associates could increase our expenses and adversely affect our results of operations. Examples of possible legislative changes impacting our relationship with our associates include changes to an employer’s obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, and health care mandates. In addition, if we fail to comply with applicable laws and regulations we could be subject to legal risk, including government enforcement action and class action civil litigation. Changes in the regulatory environment regarding other topics such as privacy and information security, product safety or environmental protection, among others, could also cause our expenses to increase and adversely affect our results of operations.

Covenants in our debt agreements impose some financial restrictions on us.

Our debt agreements contain certain restrictive financial covenants, which include a leverage ratio, consolidated debt to consolidated capitalization ratio and a fixed charge coverage ratio. Our failure to comply with these covenants could adversely affect capital resources, financial condition and liquidity. As of January 28, 2012, we were in compliance with our debt covenants; however, if we fail to comply with our debt covenants, we could be forced to settle outstanding debt obligations, negatively impacting cash flows, and our ability to obtain future financing.

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

Store Locations

As of the end of fiscal year 2012, the Company operated a total of 303 retail stores, with approximately 22.8 million selling square feet, in the following 16 states:

Alabama — 22	Louisiana — 4	Oklahoma — 3
Arkansas — 7	Maryland — 2	South Carolina —37
Florida — 28	Mississippi —16	Tennessee — 23
Georgia — 47	Missouri — 1	Texas — 13
Kentucky — 6	North Carolina —70	Virginia — 20
West Virginia — 4

Belk stores are located in regional malls (154), strip shopping centers (97), “power” centers (26) and “lifestyle” centers (24). Additionally, there are two freestanding stores. Approximately 83% of the gross square footage of the typical Belk store is devoted to selling space to ensure maximum operating efficiencies. New and renovated stores feature the latest in retail design, including updated exteriors and interiors. The interiors are designed to create an exciting, comfortable and convenient shopping environment for customers. They include the latest lighting and merchandise fixtures, as well as quality decorative floor and wall coverings and other special decor. The store layout is designed for ease of shopping, and store signage is used to help customers identify and locate merchandise.

As of the end of fiscal year 2012, the Company owned 77 store buildings, leased 166 store buildings under operating leases and owned 74 store buildings under ground leases. The typical operating lease has an initial term of between 15 and 20 years, with four renewal periods of five years each, exercisable at the Company’s option. The typical ground lease has an initial term of 20 years, with a minimum of four renewal periods of five years each, exercisable at the Company’s option.

Non-Store Facilities

The Company also owns or leases the following distribution and fulfillment centers, division offices and headquarters facilities:

Belk Property	Location	Own/Lease
Belk, Inc. Corporate Offices Condominium	Charlotte, NC	Lease
Belk Central Distribution Center	Blythewood, SC	Lease
Belk Distribution Center	Byram, MS	Own
Belk, Inc. Fine Jewelry Distribution Center	Ridgeland, MS	Lease
Belk, Inc. eCommerce Fulfillment Center	Pineville, NC	Lease
Belk, Inc. eCommerce Fulfillment Center	Jonesville, SC	Lease

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

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In fiscal year 2012, there was no established public trading market for either the Belk Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) or the Belk Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”). There were limited and sporadic quotations of bid and ask prices for the Class A Common Stock and the Class B Common Stock on the Over the Counter Bulletin Board and on the OTC Market, in the OTCQB Tier (formally known as the “Pink Sheets”), under the symbols “BLKIA” and “BLKIB,” respectively. As of March 30, 2012, there were approximately 547 holders of record of the Class A Common Stock and 274 holders of record of the Class B Common Stock.

On March 28, 2012, the Company declared a regular dividend of $0.75 on each share of the Class A and Class B Common Stock outstanding on that date. On March 30, 2011, the Company declared a regular dividend of $0.55, and on April 1, 2010, the Company declared a regular dividend of $0.40 and a special one-time additional dividend of $0.40 on each share of the Class A and Class B Common Stock outstanding on those dates. The amount of dividends paid out with respect to fiscal year 2013 and each subsequent year will be determined at the sole discretion of the Board of Directors based upon the Company’s results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. For a discussion of the Company’s debt facilities and their restrictions on dividend payments, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There were no purchases of issuer equity securities during the fourth quarter of fiscal year 2012.

Item 6.	Selected Financial Data

The following selected financial data are derived from the consolidated financial statements of the Company.

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
	(in thousands, except per share amounts)
SELECTED STATEMENT OF INCOME DATA:
Revenues	$3,699,592	$3,513,275	$3,346,252	$3,499,423	$3,824,803
Cost of goods sold	2,461,515	2,353,536	2,271,925	2,430,332	2,636,888
Goodwill impairment	—	—	—	326,649	—
Depreciation and amortization expense	122,761	140,239	158,388	165,267	159,945
Operating income (loss)	300,910	245,981	147,441	(232,643)	198,117
Income (loss) before income taxes	250,098	195,871	97,190	(283,281)	138,644
Net income (loss)	183,148	127,628	67,136	(212,965)	95,740
Basic net income (loss) per share	4.04	2.72	1.39	(4.35)	1.92
Diluted net income (loss) per share	4.02	2.71	1.39	(4.35)	1.92
Cash dividends per share	0.550	0.800	0.200	0.400	0.400
SELECTED BALANCE SHEET DATA:
Accounts receivable, net(1)	39,431	31,119	22,427	34,043	65,987
Merchandise inventory	887,029	808,503	775,342	828,497	932,777
Working capital	845,418	924,450	986,234	808,031	750,547
Total assets	2,514,216	2,389,631	2,582,575	2,503,588	2,851,315
Long-term debt and capital lease obligations	523,679	539,239	688,856	693,190	722,141
Stockholders’ equity	1,236,230	1,156,272	1,094,295	1,032,027	1,388,726
SELECTED OPERATING DATA:
Number of stores at end of period	303	305	305	307	303
Comparable store net revenue increase (decrease)	5.5%	5.1%	(4.6)%	(8.7)%	(1.1)%
(on a 52 versus 52 week basis)

(1)

The Company previously presented amounts due from vendors on a gross basis due to systems constraints and the lack of available information in fiscal year 2009 and prior. In fiscal years 2012, 2011, and 2010, the Company has presented amounts due from vendors on a net basis, and revised amounts presented in the fiscal year 2009 balance sheet for comparability purposes. This transaction caused a reduction in accounts receivable for fiscal years 2012, 2011, 2010 and 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned mainline department store business in the United States, with 303 stores in 16 states, primarily in the southern United States as of the end of fiscal year 2012. The Company generated revenues of $3.7 billion for the fiscal year ended January 28, 2012, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.

The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to each January 31. Fiscal years 2012, 2011 and 2010 ended on January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

The Company’s total revenues increased 5.3% in fiscal year 2012 to $3.7 billion. Comparable store sales increased 5.5% as a result of effective execution of key strategic initiatives that included investments in merchandising, rebranding, eCommerce, store remodels and service improvements. Merchandising categories with the highest growth rate for the year included ladies shoes, children’s and home. The Company calculates comparable store revenue as sales from stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Stores undergoing remodeling, expansion or relocation remain in the comparable store revenue calculation. Definitions and calculations of comparable store revenue differ among companies in the retail industry. Net income was $183.1 million or $4.04 per basic share and $4.02 per diluted share in fiscal year 2012 compared to net income of $127.6 million or $2.72 per basic share and $2.71 per diluted share in fiscal year 2011. The increase in net income reflects higher sales and improved margin, improved expense leverage and the release of a deferred tax valuation allowance.

Management believes that consumers will remain focused on value in fiscal year 2013. The Company intends to continue to be flexible in sales and inventory planning and in expense management in order to react to changes in consumer demand. The Company did experience mid-single digit increases in the merchandise costs of our goods during fiscal year 2012 resulting primarily from increased raw material costs, but also from increased labor and energy costs. The Company managed the effect of the cost increases through sourcing strategies, product design and pricing actions so that margins for fiscal year 2012 were not materially affected.

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

The Company seeks to be the leading department store in its markets by selling merchandise to customers that meet their needs for fashion, selection, value, quality and service. To achieve this goal, Belk’s business strategy focuses on quality merchandise assortments, effective marketing and sales promotional strategies, attracting and retaining talented, well-qualified associates to deliver superior customer service, and operating efficiently with investments in information technology and process improvement.

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

The Company has focused its growth strategy in the last several years on remodeling and expanding existing stores, developing new merchandising concepts in targeted demand centers, and expanding its online capabilities. The Company will, however, continue to explore new store opportunities in markets where the Belk name and reputation are well known and where Belk can distinguish its stores from the competition. In fiscal year 2012, the net store selling square footage remained consistent due to three store closings, offset by one store opening and three store expansions.

eCommerce

The Company continues to grow its eCommerce business and expand capabilities on the belk.com website. The belk.com website features a wide assortment of fashion apparel, accessories and shoes, plus a large selection of cosmetics, home and gift merchandise. Many leading national brands are offered at belk.com along with the Company’s exclusive private brands.

In fiscal year 2012, the Company strengthened its eCommerce business with systems improvements, expansion of merchandise assortments, increased multimedia marketing and implementation of new social community engagement strategies. The Company’s 142,000 square foot eCommerce center in Pineville, NC was expanded by 117,000 square feet in the fourth quarter of fiscal year 2011. Additionally, in February 2012, the Company entered into a lease for a 515,000 square foot fulfillment center in Jonesville, SC, which is planned to begin operations in June 2012.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s consolidated statements of income and other pertinent financial and operating data.

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	66.5	67.0	67.9
Selling, general and administrative expenses	25.4	26.0	26.5
Gain on sale of property and equipment	0.1	0.2	0.1
Asset impairment and exit costs	0.1	0.2	1.2
Pension curtailment charge	—	—	0.1
Operating income	8.1	7.0	4.4
Interest expense	1.4	1.4	1.5
Income tax expense	1.8	1.9	0.9
Net income	5.0	3.6	2.0
SELECTED OPERATING DATA:
Selling square footage (in thousands)	22,800	22,800	23,400
Store revenues per selling square foot	$162	$154	$143
Comparable store net revenue increase (decrease)	5.5%	5.1%	(4.6)%
Number of stores
Opened	1	1	3
Combined stores	—	—	—
Closed	(3)	(1)	(5)
Total — end of period	303	305	305

The Company’s store and eCommerce operations have been aggregated into one operating segment due to their similar economic characteristics, products, customers and methods of distribution. These operations are expected to continue to have similar characteristics and long-term financial performance in future periods.

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the last three fiscal years. There were no material changes between fiscal years, as reflected in the table below.

Merchandise Areas	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Women’s	34%	35%	36%
Cosmetics, Shoes and Accessories	34%	33%	33%
Men’s	17%	17%	16%
Home	9%	9%	9%
Children’s	6%	6%	6%

Total	100%	100%	100%

Comparison of Fiscal Years Ended January 28, 2012 and January 29, 2011

Revenues.    In fiscal year 2012, the Company’s revenues increased 5.3%, or $0.2 billion, to $3.7 billion from $3.5 billion in fiscal year 2011. The increase was primarily attributable to a 5.5% increase in revenues from comparable stores, partially offset by a $6.8 million decrease in revenues due to closed stores.

Cost of Goods Sold.    Cost of goods sold was $2.5 billion, or 66.5% of revenues in fiscal year 2012 compared to $2.4 billion, or 67.0% of revenues in fiscal year 2011. The increase in cost of goods sold of $108.0 million was primarily due to the increase in revenues. The decrease in cost of goods sold as a percentage of revenues was primarily attributable to reduced markdown activity, as well as reduced occupancy costs due to the closure of three leased locations, coupled with increasing revenues.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses (“SG&A”) were $938.0 million, or 25.4% of revenues in fiscal year 2012 compared to $914.1 million, or 26.0% of revenues for fiscal year 2011. The increase in SG&A expenses was primarily due to an increase in payroll, benefits, and advertising expense, partially offset by a reduction in depreciation expense for fiscal year 2012. The SG&A expense rate decreased due to the 5.5% increase in comparable store revenues combined with a decrease in depreciation expense, partially offset by an incremental increase in payroll and benefits expense as a percentage of revenues.

Gain on sale of property and equipment.    Gain on sale of property and equipment was $3.1 million for fiscal year 2012 compared to $6.4 million for fiscal year 2011. The fiscal year 2012 gain was primarily due to the $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC, as well as a $1.2 million gain on the nonmonetary exchange of a retail location. The fiscal year 2011 gain was primarily due to the $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC, as well as $2.3 million for gains on the sale of three former retail locations.

Asset Impairment and Exit Costs.    In fiscal year 2012, the Company recorded a $3.5 million charge for exit costs associated with the closing of one store, a $1.3 million charge for real estate holding costs, and $0.4 million in asset impairment charges primarily to adjust a retail location’s net book value to fair value. The Company determines fair value of its retail locations primarily based on the present value of future cash flows. These charges were partially offset by a $2.9 million reversal of previously estimated exit cost reserves due to the termination of the leases prior to their end date. In fiscal year 2011, the Company recorded $5.9 million in asset impairment charges primarily to adjust two retail locations’ net book values to fair value. The Company also recorded a $3.5 million charge for real estate holding costs, offset by a $3.5 million revision to a previously estimated lease buyout reserve.

Interest Expense.    In fiscal year 2012, the Company’s interest expense decreased $0.5 million to $50.2 million from $50.7 million for fiscal year 2011. The decrease was primarily due to a decrease in total debt for a majority of fiscal year 2012 as a result of the $125.0 million discretionary payment towards the bank term loan made on November 23, 2010.

Interest Income.    In fiscal year 2012, the Company’s interest income decreased to $0.3 million from $0.6 million in fiscal year 2011. The decrease was primarily due to lower short-term investments and lower market interest rates in fiscal year 2012 as compared to fiscal year 2011.

Income tax expense.    Income tax expense for fiscal year 2012 was $67.0 million, or 26.8%, compared to $68.2 million, or 34.8%, for the same period in fiscal year 2011. The effective tax rate decreased primarily as a result of a $20.2 million deferred state tax valuation allowance that was released during fiscal year 2012.

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

Selling, General and Administrative Expenses.    SG&A expenses were $914.1 million, or 26.0% of revenues in fiscal year 2011 compared to $886.3 million, or 26.5% of revenues for fiscal year 2010. The increase in SG&A expenses was primarily due to an increase in branding and other strategic initiatives, advertising, and performance based compensation, partially offset by reductions in depreciation and pension expense for fiscal year 2011. The decrease in the SG&A expense rate is primarily the result of the decrease in depreciation and pension expense, coupled with increasing revenues.

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

Asset Impairment and Exit Costs.    In fiscal year 2011, the Company recorded $5.9 million in asset impairment charges primarily to adjust two retail locations’ net book values to fair value. The Company determines fair value of its retail locations primarily based on the present value of future cash flows. The Company also recorded a $3.5 million charge for real estate holding costs, offset by a $3.5 million revision to a previously estimated lease buyout reserve. In fiscal year 2010, the Company recorded $38.5 million in impairment charges primarily to adjust eight retail locations’ net book values to fair value, a $1.0 million charge for real estate holding costs and other store closing costs, and $0.4 million in exit costs comprised primarily of severance costs associated with the outsourcing of certain information technology functions.

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

The following table illustrates the seasonality of revenues by quarter as a percentage of the full year for the fiscal years indicated.

	2012	2011	2010
First quarter	22.9%	22.9%	22.7%
Second quarter	22.5	22.4	22.7
Third quarter	21.4	21.2	21.8
Fourth quarter	33.2	33.5	32.8

The Company’s quarterly results of operations could also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, expansions and remodels.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand of $456.3 million as of January 28, 2012, cash flows from operations, and borrowings under debt facilities, which consist of a $350.0 million credit facility, $475.0 million in senior notes, and a $17.8 million state bond facility.

The credit facility, which matures in November 2015, allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at January 28, 2012 using LIBOR plus 150 basis points, or 1.80%. The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, by pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. At January 28, 2012, the maximum leverage covenant ratio allowed under the credit facility was 4.0, and the calculated leverage ratio was 2.15. The Company was in compliance with all covenants as of January 28, 2012 and expects to remain in compliance with all debt covenants for the next twelve months and foreseeable future. As of January 28, 2012, the Company had $37.4 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $312.6 million.

On January 25, 2012, the Company made a $125.0 million discretionary payment to extinguish the term loan outstanding under the credit facility, utilizing $25.0 million of cash on hand, and $100.0 million from 5.21% fixed rate, 10-year notes issued by the Company on January 25, 2012. In connection with the debt extinguishment, the Company expensed unamortized fees of $0.9 million related to the term loan and recognized this charge as a loss on extinguishment of debt in the consolidated statement of income.

The senior notes have restrictive covenants that are similar to the Company’s credit facility, and had the following terms as of January 28, 2012:

Amount (in millions)		Type of Rate	Rate		Maturity Date
$ 80.0	(a)	Variable	1.38	%(b)	July 2012
20.0		Fixed	5.05%		July 2012
100.0		Fixed	5.31%		July 2015
125.0		Fixed	6.20%		August 2017
50.0		Fixed	5.70%		November 2020
100.0		Fixed	5.21%		January 2022

$475.0

(a)

The Company’s exposure to derivative instruments was limited to one interest rate swap as of January 28, 2012, an $80.0 million notional amount swap, which has a fixed interest rate of 5.2% and expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note.

(b)	Stated variable interest rate is based on three-month LIBOR plus 80.0 basis points.

Additionally, the Company has a $17.8 million, 20-year variable rate, 0.20% at January 28, 2012, state bond facility which matures in October 2025.

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

Management believes that cash on hand of $456.3 million as of January 28, 2012, cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension contributions and debt service requirements for the next twelve months and foreseeable future.

The Company has planned investments totaling approximately $600 million over a five-year period that began in fiscal year 2011 for key strategic initiatives including store improvements; information technology; eCommerce; branding, marketing and advertising; merchandise planning and processes; improved sourcing practices; and customer care.

Net cash provided by operating activities was $251.9 million for fiscal year 2012 compared to $189.2 million for fiscal year 2011. The increase in cash provided by operating activities for fiscal year 2012 was principally due to a $55.5 million increase in net income for the current period, a $33.8 million decrease in income taxes paid in fiscal year 2012 primarily as a result of higher estimated tax payments made during fiscal year 2011, partially offset by the increase in inventory to support current sales trends.

Net cash used by investing activities increased $61.2 million to $134.9 million for fiscal year 2012 from $73.8 million for fiscal year 2011. The increase in cash used by investing activities primarily resulted from increased purchases of property and equipment of $61.4 million.

The Company’s capital expenditures of $143.8 million during fiscal year 2012 were comprised primarily of amounts related to store remodeling and expansion projects, as well as eCommerce and information technology enhancements. The Company has increased the amount of its anticipated capital expenditures for fiscal year 2013 primarily due to information technology and eCommerce enhancements.

Net cash used by financing activities decreased $133.9 million to $114.1 million for fiscal year 2012 from $248.0 million for fiscal year 2011. The decrease in cash used by financing activities primarily relates to the $100.0 million issuance of fixed rate notes, a $75.0 million decrease in discretionary payments made on amounts outstanding under the credit facility, and a $13.0 million decrease in dividends paid.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

	Payments Due by Period
	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(dollars in thousands)
Contractual Obligations
Long-Term Debt	$492,780	$100,000	$—	$100,000	$292,780
Estimated Interest Payments on Debt(a)	152,614	25,617	44,714	36,023	46,260
Capital Lease Obligations	30,899	8,164	14,970	5,402	2,363
Operating Leases(b)	528,938	71,469	123,107	89,672	244,690
Purchase Obligations(c)	138,969	71,724	55,306	11,939	—

Total Contractual Cash Obligations	$1,344,200	$276,974	$238,097	$243,036	$586,093

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(dollars in thousands)
Other Commercial Commitments
Standby Letters of Credit	$37,376	$37,376	$—	$—	$—
Import Letters of Credit	1,967	1,967	—	—	—

Total Commercial Commitments	$39,343	$39,343	$—	$—	$—

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

(c)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Agreements that are cancelable without penalty, such as merchandise purchase orders, have been excluded. Purchase obligations relate primarily to purchases of property and equipment, information technology contracts, maintenance agreements and advertising contracts.

Obligations under the deferred compensation and postretirement benefit plans are not included in the contractual obligations table. The Company’s deferred compensation and postretirement plans are not funded in advance. Deferred compensation and other non-qualified plan payments during fiscal years 2012 and 2011 totaled $7.5 million each. Postretirement benefit payments during fiscal years 2012 and 2011 totaled $2.6 million each.

Obligations under the Company’s defined benefit pension plan are not included in the contractual obligations table. Under the current requirements of the Pension Protection Act of 2006 (“PPA”), the Company is required to fund the net pension liability over the subsequent seven years. The net pension liability under PPA is calculated based on certain assumptions at January 1, of each year, that are subject to change based on economic conditions (and any regulatory changes) in the future. The Company expects to contribute sufficient amounts to the pension plan so that the PPA guidelines are exceeded.

As of January 28, 2012, the total uncertain tax position liability was approximately $23.5 million, including tax, penalty and interest. The Company is not able to reasonably estimate the timing of these tax related future cash flows and has excluded these liabilities from the table. At this time, the Company does not expect a material change to its gross unrecognized tax benefit during fiscal year 2013.

Also excluded from the contractual obligations table are payments the Company may make for employee medical costs and workers compensation, general liability and automobile claims.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of January 28, 2012. The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

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

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity. The total of comprehensive income, the components of net income, and the components of other comprehensive income must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance will be effective at the beginning of fiscal year 2013.

Impact of Inflation or Deflation

Although the Company expects that operations will be influenced by general economic conditions, including rising food, fuel and energy prices, management does not believe that inflation has had a material effect on the Company’s results of operations. However, there can be no assurance that our business will not be affected by such factors in the future.

The Company did experience mid-single digit increases in the merchandise costs of our goods during fiscal year 2012 resulting primarily from increased raw material costs, but also from increased labor and energy costs. The Company managed the effect of the cost increases through sourcing strategies, product design and pricing actions so that margins for fiscal year 2012 were not materially affected.

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

Intangibles.    Intangible assets are accounted for in accordance with ASC 350, “Intangibles—Goodwill and Other.” This statement requires that intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Recoverability of Long-Lived Assets.    In accordance with ASC 360, “Property, Plant, and Equipment,” long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset based upon the future highest and best use of the impaired asset. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company determines fair value of its retail locations primarily based on the present value of future cash flows based upon the future highest and best use of the asset.

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

Customer Loyalty Programs.    The Company utilizes a customer loyalty program that issues certificates for discounts on future purchases to proprietary charge card customers based on their spending levels. The certificates are classified as a reduction to revenue as they are earned by the customers. The Company maintains a reserve liability for the estimated future redemptions of the certificates. The estimated impact on revenues of a 10% change in program utilization would be $2.3 million.

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

The Company selected an investment earnings assumption of 7.5% to determine its fiscal year 2012 expense. The Company believes that this assumption was appropriate given the composition of its plan assets and historical market returns thereon. The estimated effect of a 0.25% increase or decrease in the investment earnings assumption would decrease or increase pension expense by approximately $0.9 million. The Company has selected an investment earnings assumption of 7.25% for fiscal year 2013.

The Company selected a discount rate assumption of 5.50% to determine its fiscal year 2012 expense. The Company believes that this assumption is appropriate given the composition of its plan obligations and the interest rate environment as of the measurement date. The estimated effect of a 0.25% increase or decrease in the discount rate assumption would have decreased or increased fiscal year 2012 pension expense by approximately $0.3 million. The Company has decreased its discount rate assumption to 4.375% for fiscal year 2013.

The Company expects to contribute sufficient amounts to the pension plan so that the PPA guidelines are exceeded, and over the next five years, the pension plan becomes fully funded if (baseline) interest rate and asset return assumptions are realized. The Company elected to contribute $59.0 million to its Pension Plan in fiscal years 2012 and 2011. The Company expects to contribute $1.3 million and $2.1 million to its non-qualified defined benefit Supplemental Executive Retirement Plan and postretirement plan, respectively, in fiscal year 2013.

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

Derivative Financial Instruments.    The Company utilizes derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. These swap agreements are used to reduce the potential impact of increases in interest rates on variable rate long-term debt. The difference between the fixed rate leg and the variable rate leg of each swap, to be paid or received, is accrued and recognized as an adjustment to interest expense. Additionally, the changes in the fair value of swaps designated as cash flow hedges are marked to market through accumulated other comprehensive income. Swaps that are not designated as hedges are marked to market through gain (loss) on investments.

Stock Based Compensation.    The Company accounts for stock based compensation under the guidelines of ASC 718, “Compensation — Stock Compensation.” ASC 718 requires the Company to account for stock based compensation by using the grant date fair value of share awards and the estimated number of shares that will ultimately be issued in conjunction with each award.

Finance Income.    In connection with the program agreement (“Program Agreement”) signed with GE Capital Retail Bank (“GECRB”), an affiliate of GE Consumer Finance, in fiscal year 2006, the Company is paid a percentage of net private label credit card account sales. These payments under the 10-year credit card Program Agreement between Belk and GE, which expires June 30, 2016, are recorded as an offset to SG&A expenses in the consolidated statements of income. This Program Agreement sets forth among other things the terms and conditions under which GE will issue credit cards to Belk’s customers. Under the Program Agreement, the Company will be paid a percentage of net credit sales for future credit card sales, for which Belk is required to perform certain duties and receive fees.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on its variable rate debt. The Company uses interest rate swaps to manage the interest rate risk associated with its borrowings and to manage the Company’s allocation of fixed and variable rate debt. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged derivative instruments. The Company’s net exposure to interest rate risk is based on the difference between the outstanding variable rate debt and the notional amount of its designated interest rate swaps. At January 28, 2012, the Company had $97.8 million of variable rate debt, and an $80.0 million notional amount swap, which has a fixed interest rate of 5.2% and expires in fiscal year 2013. The effect on the Company’s annual interest expense of a one-percent change in interest rates would be approximately $0.2 million.

A discussion of the Company’s accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Belk, Inc.:

We have audited the accompanying consolidated balance sheets of Belk, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 28, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belk, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belk, Inc.’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 10, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Charlotte, North Carolina

April 10, 2012

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Revenues	$3,699,592	$3,513,275	$3,346,252
Cost of goods sold (including occupancy, distribution and buying expenses)	2,461,515	2,353,536	2,271,925
Selling, general and administrative expenses	938,008	914,078	886,263
Gain on sale of property and equipment	3,143	6,416	2,011
Asset impairment and exit costs	2,302	6,096	39,915
Pension curtailment charge	—	—	2,719

Operating income	300,910	245,981	147,441
Interest expense	(50,218)	(50,679)	(51,321)
Interest income	328	569	1,027
Loss on extinguishment of debt	(922)	—	—
Gain on investments	—	—	43

Income before income taxes	250,098	195,871	97,190
Income tax expense	66,950	68,243	30,054

Net income	$183,148	$127,628	$67,136

Basic net income per share	$4.04	$2.72	$1.39

Diluted net income per share	$4.02	$2.71	$1.39

Weighted average shares outstanding:
Basic	45,355,941	46,921,875	48,450,401
Diluted	45,579,987	47,011,533	48,452,460

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	January 28, 2012	January 29, 2011
Assets
Current assets:
Cash and cash equivalents	$456,272	$453,403
Short-term investments	—	6,150
Accounts receivable, net	39,431	31,119
Merchandise inventory	887,029	808,503
Prepaid income taxes, expenses and other current assets	22,362	18,869

Total current assets	1,405,094	1,318,044
Property and equipment, net	993,122	951,120
Deferred income taxes	83,034	83,698
Other assets	32,966	36,769

Total assets	$2,514,216	$2,389,631

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$216,438	$196,622
Accrued liabilities	186,820	161,844
Accrued income taxes	20,684	10,926
Deferred income taxes	27,570	19,776
Current installments of long-term debt and capital lease obligations	108,164	4,426

Total current liabilities	559,676	393,594
Long-term debt and capital lease obligations, excluding current installments	415,515	534,813
Interest rate swap liability	—	5,388
Retirement obligations and other noncurrent liabilities	302,795	299,564

Total liabilities	1,277,986	1,233,359

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 44.9 and 46.3 million shares
issued and outstanding as of January 28, 2012 and January 29, 2011, respectively.	449	463
Paid-in capital	364,590	409,201
Retained earnings	1,045,509	887,953
Accumulated other comprehensive loss	(174,318)	(141,345)

Total stockholders’ equity	1,236,230	1,156,272

Total liabilities and stockholders’ equity	$2,514,216	$2,389,631

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock Shares	Common Stock Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 31, 2009	48,753	$488	$456,858	$741,579	$(166,898)	$1,032,027
Comprehensive income:
Net income	—	—	—	67,136	—	67,136
Unrealized gain on investments, net of $287 income taxes	—	—	—	—	482	482
Unrealized gain on interest rate swap, net of $259 income taxes	—	—	—	—	521	521
Defined benefit expense, net of $4,078 income taxes	—	—	—	—	7,688	7,688
Pension curtailment charge, net of $941 income taxes	—	—	—	—	1,778	1,778

Total comprehensive income						77,605

Cash dividends	—	—	—	(9,752)	—	(9,752)
Issuance of stock-based compensation	—	—	(115)	—	—	(115)
Stock-based compensation expense	—	—	180	—	—	180
Common stock issued	33	—	300	—	—	300
Repurchase and retirement of common stock	(500)	(5)	(5,945)	—	—	(5,950)

Balance at January 30, 2010	48,286	483	451,278	798,963	(156,429)	1,094,295
Comprehensive income:
Net income	—	—	—	127,628	—	127,628
Unrealized gain on interest rate swap, net of $669 income taxes	—	—	—	—	1,346	1,346
Defined benefit expense, net of $7,370 income taxes	—	—	—	—	13,738	13,738

Total comprehensive income						142,712

Cash dividends	—	—	—	(38,638)	—	(38,638)
Issuance of stock-based compensation	—	—	(43)	—	—	(43)
Stock-based compensation expense	—	—	8,823	—	—	8,823
Common stock issued	36	—	539	—	—	539
Repurchase and retirement of common stock	(1,978)	(20)	(51,396)	—	—	(51,416)

Balance at January 29, 2011	46,344	463	409,201	887,953	(141,345)	1,156,272
Comprehensive income:
Net income	—	—	—	183,148	—	183,148
Unrealized gain on interest rate swap, net of $1,379 income taxes	—	—	—	—	2,323	2,323
Defined benefit expense, net of $20,952 income taxes	—	—	—	—	(35,296)	(35,296)

Total comprehensive income						150,175

Cash dividends	—	—	—	(25,592)	—	(25,592)
Issuance of stock-based compensation	—	—	(2,212)	—	—	(2,212)
Stock-based compensation expense	—	—	11,981	—	—	11,981
Common stock issued	204	2	600	—	—	602
Repurchase and retirement of common stock	(1,632)	(16)	(54,980)	—	—	(54,996)

Balance at January 28, 2012	44,916	$449	$364,590	$1,045,509	$(174,318)	$1,236,230

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Cash flows from operating activities:
Net income	$183,148	$127,628	$67,136
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and exit costs	2,302	6,096	39,915
Deferred income tax expense (benefit)	30,458	33,453	(9,982)
Depreciation and amortization expense	122,761	140,239	158,388
Stock-based compensation expense	16,849	10,466	180
Pension curtailment charge	—	—	2,719
(Gain) loss on sale of property and equipment	(514)	(3,787)	618
Amortization of deferred gain on sale and leaseback	(2,629)	(2,629)	(2,629)
Gain on sale of investments	—	—	(43)
Investment securities contribution expense	—	—	1,889
Amortization of deferred debt issuance costs	1,025	1,559	1,625
(Increase) decrease in:
Accounts receivable, net	(8,245)	(7,981)	11,616
Merchandise inventory	(78,526)	(33,161)	53,155
Prepaid income taxes, expenses and other assets	(3,062)	4,789	2,736
Increase (decrease) in:
Accounts payable and accrued liabilities	39,620	(11,984)	52,746
Accrued income taxes	9,758	(24,849)	35,182
Retirement obligations and other liabilities	(61,013)	(50,598)	(27,856)

Net cash provided by operating activities	251,932	189,241	387,395

Cash flows from investing activities:
Purchases of property and equipment	(143,844)	(82,409)	(42,326)
Proceeds from sales of property and equipment	2,780	5,448	140
Proceeds from sales of short-term investments	6,150	3,200	900

Net cash used by investing activities	(134,914)	(73,761)	(41,286)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	100,000	50,000	—
Principal payments on long-term debt and capital lease obligations	(130,817)	(204,605)	(4,496)
Dividends paid	(25,592)	(38,638)	(9,752)
Repurchase and retirement of common stock	(54,996)	(51,416)	(5,950)
Stock compensation tax benefit (expense)	816	41	(64)
Cash paid for withholding taxes in lieu of stock-based compensation shares	(3,301)	(84)	(51)
Deferred financing costs	(509)	(3,305)	—
Proceeds from financing costs	250	—	—

Net cash used by financing activities	(114,149)	(248,007)	(20,313)

Net increase (decrease) in cash and cash equivalents	2,869	(132,527)	325,796
Cash and cash equivalents at beginning of period	453,403	585,930	260,134

Cash and cash equivalents at end of period	$456,272	$453,403	$585,930

Supplemental disclosures of cash flow information:
Income taxes paid (refunded)	$26,476	$60,232	$(6,846)
Interest paid, net of capitalized interest	30,453	30,791	33,432
Supplemental schedule of noncash investing and financing activities:
Increase (decrease) in property and equipment through accrued purchases	5,205	1,379	(7,525)
Increase (decrease) in investment securities through short-term investments	—	(6,850)	6,850
Increase in property and equipment through assumption of capital leases	14,321	4,990	—

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Belk, Inc. and its subsidiaries (collectively, the “Company” or “Belk”) operate retail department stores in 16 states primarily in the southern United States. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to each January 31. Fiscal years 2012, 2011 and 2010 ended on January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

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

Revenues

The Company’s store and eCommerce operations have been aggregated into one operating segment due to their similar economic characteristics, products, customers and methods of distribution. These operations are expected to continue to have similar characteristics and long-term financial performance in future periods.

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the last three fiscal years. There were no material changes between fiscal years, as reflected in the table below.

Merchandise Areas	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Women’s	34%	35%	36%
Cosmetics, Shoes and Accessories	34%	33%	33%
Men’s	17%	17%	16%
Home	9%	9%	9%
Children’s	6%	6%	6%

Total	100%	100%	100%

Revenues include sales of merchandise and the net revenue received from leased departments of $2.3 million each for fiscal years 2012, 2011 and 2010. Sales from retail operations are recorded at the time of delivery and reported net of sales taxes and merchandise returns. The reserve for returns is calculated as a percentage of sales based on historical return percentages.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised principally of payroll and benefits for retail and corporate employees, depreciation, advertising and other administrative expenses. SG&A expenses are reduced by proceeds from the 10-year credit card program agreement (“Program Agreement”), which expires June 30, 2016, between Belk and GE Capital Retail Bank (“GECRB”), an affiliate of GE Consumer Finance. This Program Agreement sets forth among other things the terms and conditions under which GE will issue credit cards to Belk’s customers. The Company is paid a percentage of net credit sales, as defined by the Program Agreement. Belk is required to perform certain duties, including receiving and remitting in-store payments on behalf of GE and receiving fees for these activities. These amounts totaled $78.8 million, $71.1 million and $67.0 million in fiscal years 2012, 2011 and 2010, respectively.

Gift Cards

The Company issues gift cards which do not contain provisions for expiration or inactivity fees. At the time gift cards are sold, no revenue is recognized; rather, a liability is established for the face amount of the gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. The estimated values of gift cards expected to go unused are recognized as a reduction to SG&A expenses in proportion to actual gift card redemptions as the remaining gift card values are redeemed, when there is no requirement for remitting balances to government agencies under unclaimed property laws.

Advertising

Advertising costs, net of co-op recoveries from merchandise vendors, are expensed in the period in which the advertising event takes place and amounted to $152.0 million, $143.2 million and $123.5 million in fiscal years 2012, 2011 and 2010, respectively.

Recoverability of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment,” long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset based upon the future highest and best use of the impaired asset. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company determines fair value of its retail locations primarily based on the present value of future cash flows based upon the future highest and best use of the asset.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangibles

Intangible assets are accounted for in accordance with ASC 350, “Intangibles—Goodwill and Other.” This statement requires that intangible assets with indefinite lives should not be amortized, but should be tested for impairment on an annual basis, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative Financial Instruments

The Company utilizes derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. These swap agreements are used to reduce the potential impact of increases in interest rates on variable rate long-term debt. The difference between the fixed rate leg and the variable rate leg of each swap, to be paid or received, is accrued and recognized as an adjustment to interest expense. Additionally, the changes in the fair value of swaps designated as cash flow hedges are marked to market through accumulated other comprehensive income. Swaps that are not designated as hedges are marked to market through gain (loss) on investments.

As of January 28, 2012, the Company has one interest rate swap for an $80.0 million notional amount, which has a fixed rate of 5.2% and expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note.

(2)    Intangibles

Intangible assets are accounted for in accordance with ASC 350, “Intangibles – Goodwill and Other.” This statement requires that intangible assets with indefinite lives not be amortized, but should be tested for impairment on an annual basis, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortizing intangibles are comprised of the following:

	January 28, 2012	January 29, 2011
	(in thousands)
Amortizing intangible assets:
Favorable lease intangibles	$9,960	$9,960
Accumulated amortization — favorable lease intangibles	(4,056)	(3,368)
Credit card and customer list intangibles	18,746	18,746
Accumulated amortization — credit card and customer list intangibles	(14,080)	(12,913)
Other intangibles	5,652	7,852
Accumulated amortization — other intangibles	(4,332)	(6,131)

Net amortizing intangible assets	$11,890	$14,146

Amortizing intangible liabilities:
Unfavorable lease intangibles	$(26,347)	$(26,347)
Accumulated amortization — unfavorable lease intangibles	8,332	6,394

Net amortizing intangible liabilities	$(18,015)	$(19,953)

The Company recorded net amortization expense related to amortizing intangibles of $0.3 million, $1.6 million and $2.0 million in fiscal years 2012, 2011 and 2010, respectively.

(3)    Asset Impairment and Exit Costs

In fiscal year 2012, the Company recorded a $3.5 million net charge for exit costs associated with the closing of one store, a $1.3 million charge for real estate holding costs, and $0.4 million in asset impairment charges primarily to adjust a retail location’s net book value to fair value. The Company determines fair value of its retail locations primarily based on the present value of future cash flows. These charges were partially offset by a $2.9 million reversal of previously estimated exit cost reserves due to the termination of the leases prior to their end date.

In fiscal year 2011, the Company recorded $5.9 million in asset impairment charges primarily to adjust two retail locations’ net book values to fair value. The Company also recorded a $3.5 million charge for real estate holding costs, offset by a $3.5 million revision to a previously estimated lease buyout reserve.

As of January 28, 2012 and January 29, 2011, the remaining reserve balance for post-closing real estate lease obligations was $2.5 million and $8.9 million, respectively. These balances are presented within accrued liabilities and other noncurrent liabilities on the consolidated balance sheets. The Company does not anticipate incurring significant additional exit costs in connection with the store closings. The following is a summary of post-closing real estate lease obligations activity:

	January 28, 2012	January 29, 2011
	(in thousands)
Balance, beginning of year	$8,895	$8,821
Charges and adjustments	(1,189)	1,857
Utilization / payments	(5,248)	(1,783)

Balance, end of year	$2,458	$8,895

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)    Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	January 28, 2012	January 29, 2011
	(in thousands)
Unrealized loss on interest rate swap, net of $740 and $2,119 of income taxes as of January 28, 2012 and January 29, 2011, respectively.	$(945)	$(3,268)
Defined benefit plans, net of $104,300 and $83,348 of income taxes as of January 28, 2012 and January 29, 2011, respectively.	(173,373)	(138,077)

Accumulated other comprehensive loss	$(174,318)	$(141,345)

(5)    Accounts Receivable, Net

Accounts receivable, net consists of:

	January 28, 2012	January 29, 2011
	(in thousands)
Accounts receivable from vendors	$17,871	$12,322
Credit card accounts receivable	17,734	16,428
Other receivables	3,826	2,369

Accounts receivable, net	$39,431	$31,119

(6)    Investments

Held-to-maturity securities as of January 29, 2011 consisted of a $6.2 million ARS classified as a short-term investment, which represents the amount called at par by the issuer during the first quarter of fiscal year 2012. As of January 29, 2011, the amortized cost and fair value of the ARS was $6.2 million.

(7)    Property and Equipment, net

Details of property and equipment, net are as follows:

	Estimated Lives	January 28, 2012	January 29, 2011
	(in years)	(in thousands)
Land		$45,706	$51,173
Buildings	primarily 15-31.5	1,115,919	1,071,126
Furniture, fixtures and equipment	3-20	1,195,695	1,117,326
Property under capital leases	5-20	78,150	63,943
Construction in progress		25,895	1,977

		2,461,365	2,305,545
Less accumulated depreciation and amortization		(1,468,243)	(1,354,425)

Property and equipment, net		$993,122	$951,120

The Company recorded depreciation and amortization related to property and equipment of $122.5 million, $138.6 million and $156.4 million in fiscal years 2012, 2011 and 2010, respectively. Accumulated amortization of assets under capital lease was $48.0 million and $44.4 million as of January 28, 2012 and January 29, 2011, respectively.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)    Sale of Properties

During fiscal year 2012, the Company sold two former retail locations for $2.7 million and exchanged one that resulted in a gain of $1.2 million.

During fiscal year 2011, the Company sold three former retail locations for $4.6 million that resulted in gains on sale of property of $2.3 million.

(9)    Accrued Liabilities

Accrued liabilities are comprised of the following:

	January 28,	January 29,
	2012	2011
	(in thousands)
Salaries, wages and employee benefits	$44,817	$44,665
Gift card liability	34,592	32,143
Accrued capital expenditures	12,039	3,219
Taxes, other than income	18,381	17,973
Rent	7,721	7,518
Sales returns allowance	12,826	10,950
Interest	7,524	7,664
Store closing reserves	1,041	2,020
Self insurance reserves	7,576	7,494
Advertising	13,935	5,118
Other	26,368	23,080

Accrued Liabilities	$186,820	$161,844

(10)    Borrowings

Long-term debt and capital lease obligations consist of the following:

	January 28, 2012	January 29, 2011
	(in thousands)
Credit facility term loan	$—	$125,000
Senior notes	475,000	375,000
Capital lease agreements through August 2020	30,899	21,459
State bond facility	17,780	17,780

	523,679	539,239
Less current installments	(108,164)	(4,426)

Long-term debt and capital lease obligations, excluding current installments	$415,515	$534,813

As of January 28, 2012, the annual maturities of long-term debt and capital lease obligations over the next five years are $108.2 million, $9.0 million, $6.0 million, $104.1 million, and $1.3 million, respectively. The Company made interest payments of $30.5 million, $30.8 million and $33.4 million, of which $0.6 million, $0.2 million, and $0.5 million was capitalized into property and equipment during fiscal years 2012, 2011 and 2010, respectively.

The Company’s borrowings consist primarily of a $350.0 million credit facility, $475.0 million in senior notes, and a $17.8 million state bond facility.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The credit facility, which matures in November 2015, allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at January 28, 2012 using LIBOR plus 150 basis points, or 1.80%. The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, by pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. At January 28, 2012, the maximum leverage covenant ratio allowed under the credit facility was 4.0, and the calculated leverage ratio was 2.15. The Company was in compliance with all covenants as of January 28, 2012 and expects to remain in compliance with all debt covenants for the next twelve months and foreseeable future. As of January 28, 2012, the Company had $37.4 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $312.6 million.

On January 25, 2012, the Company made a $125.0 million discretionary payment to extinguish the term loan outstanding under the credit facility, utilizing $25.0 million of cash on hand, and $100.0 million from 5.21% fixed rate, 10-year notes issued by the Company on January 25, 2012. In connection with the debt extinguishment, the Company expensed unamortized fees of $0.9 million related to the term loan and recognized this charge as a loss on extinguishment of debt in the consolidated statement of income.

The senior notes have restrictive covenants that are similar to the Company’s credit facility, and had the following terms as of January 28, 2012:

Amount (in millions)		Type of Rate	Rate	Maturity Date
$ 80.0	(a)	Variable	1.38%(b)	July 2012
20.0		Fixed	5.05%	July 2012
100.0		Fixed	5.31%	July 2015
125.0		Fixed	6.20%	August 2017
50.0		Fixed	5.70%	November 2020
100.0		Fixed	5.21%	January 2022

$475.0

(a)

The Company’s exposure to derivative instruments was limited to one interest rate swap as of January 28, 2012, an $80.0 million notional amount swap, which has a fixed interest rate of 5.2% and expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note.

(b)	Stated variable interest rate is based on three-month LIBOR plus 80.0 basis points.

Additionally, the Company has a $17.8 million, 20-year variable rate, 0.20% at January 28, 2012, state bond facility which matures in October 2025.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in interest rates on variable rate debt. The difference between the fixed rate leg and the variable rate leg of the swap, to be paid or received, is accrued and recognized as an adjustment to interest expense. Additionally, the change in the fair value of a swap designated as a cash flow hedge is marked to market through accumulated other comprehensive income.

(11)    Retirement Obligations and Other Noncurrent Liabilities

Retirement obligations and other noncurrent liabilities are comprised of the following:

	January 28, 2012	January 29, 2011
	(in thousands)
Pension liability	$96,343	$99,343
Deferred compensation plans	32,297	32,241
Post-retirement benefits	22,806	20,458
Supplemental executive retirement plans	25,941	24,033
Deferred gain on sale/leaseback	20,811	23,440
Unfavorable lease liability	16,078	18,015
Deferred rent	29,751	28,621
Self-insurance reserves	12,363	11,170
Developer incentive liability	9,615	9,008
Income tax reserves	22,017	19,120
Other noncurrent liabilities	14,773	14,115

Retirement obligations and other noncurrent liabilities	$302,795	$299,564

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

Future minimum lease payments under non-cancelable leases, net of future minimum sublease rental income under non-cancelable subleases, as of January 28, 2012 were as follows:

Fiscal Year	Capital	Operating
	(in thousands)
2013	$9,794	$71,469
2014	10,058	65,265
2015	6,684	57,842
2016	4,441	48,424
2017	1,589	41,248
After 2017	2,613	244,690

Total	35,179	528,938
Less sublease rental income	—	(10,164)

Net rentals	35,179	$518,774

Less imputed interest	(4,280)

Present value of minimum lease payments	30,899
Less current portion	(8,164)

Noncurrent portion of the present value of minimum lease payments	$22,735

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sublease rental income primarily relates to the portion of the Company’s headquarters building located in Charlotte, NC that was sold and leased back by the Company during fiscal year 2008, a portion of which was subsequently subleased by the Company to other third parties.

Net rental expense for all operating leases consists of the following:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2012	2011	2010
	(in thousands)
Buildings:
Minimum rentals	$73,102	$74,141	$76,218
Contingent rentals	3,844	3,239	2,614
Sublease rental income	(2,144)	(2,326)	(2,383)
Equipment	1,773	1,988	2,133

Total net rental expense	$76,575	$77,042	$78,582

(13)    Income Taxes

Federal and state income tax expense (benefit) was as follows:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2012	2011	2010
	(in thousands)
Current:
Federal	$28,413	$32,758	$36,438
State	8,079	2,032	3,598

	36,492	34,790	40,036

Deferred:
Federal	58,274	29,792	(9,437)
State	(7,584)	3,661	(545)
Valuation allowance release	(20,232)	—	—

	30,458	33,453	(9,982)

Income taxes	$66,950	$68,243	$30,054

A reconciliation between income taxes and income tax expense computed using the federal statutory income tax rate of 35% is as follows:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2012	2011	2010
	(in thousands)
Income tax at the statutory federal rate	$87,534	$68,555	$34,016
State income taxes, net of federal	3,195	3,930	744
Increase in cash surrender value of officers’ life insurance	(4,624)	(4,178)	(4,619)
Net increase (decrease) in uncertain tax positions	1,285	(485)	735
Change in valuation allowances for prior years	(20,232)	—	—
Other	(208)	421	(822)

Income taxes	$66,950	$68,243	$30,054

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consist of:

	January 28,	January 29,
	2012	2011
	(in thousands)
Deferred tax assets:
Prepaid pension costs	$34,372	$24,517
Benefit plan costs	33,862	31,740
Store closing and other reserves	22,696	20,620
Inventory capitalization	6,669	6,123
Tax carryovers	15,129	14,308
Interest rate swaps	628	2,007
Prepaid rent	11,304	10,995
Goodwill	49,515	55,384
Intangibles	6,684	12,451
Other	10,732	8,909

Gross deferred tax assets	191,591	187,054
Less valuation allowance	(390)	(20,996)

Deferred tax assets, net of valuation allowance	191,201	166,058

Deferred tax liabilities
Property and equipment	75,523	52,716
Intangibles	4,615	6,495
Inventory	53,571	42,597
Other	2,028	328

Gross deferred tax liabilities	135,737	102,136

Net deferred tax assets	$55,464	$63,922

Due to economic conditions in prior years, the Company believed that it was more likely than not that the benefit from state net operating loss and credit carryforwards, and net deferred tax assets for state income tax purposes, would not be realized, and established a valuation allowance on these deferred tax assets in fiscal year 2009. Based upon operating results over recent years, as well as an assessment of expected future results of operations during the quarter ended January 28, 2012, it was determined that it is more likely than not that certain deferred tax assets will be utilized. As a result, the majority of our valuation allowance was released, recognizing a tax benefit of $20.2 million. The release of the valuation allowance was determined in accordance with the provisions of ASC 740, “Income Taxes,” which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable.

The analysis performed to assess the realizability of the state deferred tax asset included an evaluation, as of January 28, 2012, of the level of historical pre-tax income for the affected subsidiaries, after adjustment for non-recurring items, in recent years; the pattern and timing of the reversals of temporary differences and the length of carryback and carryforward periods available under the applicable state laws; and the amount and timing of future taxable income. This analysis indicated it is more likely than not that the deferred tax asset recorded will be realized.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance was $21.0 million at January 29, 2011. The $21.0 million beginning of year balance was reduced by the release of $20.2 million, with the remaining $0.4 million relating to expired net operating losses and other items recorded as a reduction of income tax expense.

As of January 28, 2012, the Company has net operating loss carryforwards for state income tax purposes of $323.2 million. The state carryforwards expire at various intervals through fiscal year 2033 but primarily in fiscal years 2024 through 2028. The Company also has state job credits of $1.2 million, which are available to offset future taxable income, in the applicable states, if any. These credits expire between fiscal years 2016 and 2023. In addition, the Company has alternative minimum tax net operating loss carryforwards of $0.9 million which are available to reduce future alternative minimum taxable income, and are not subject to expiration.

The state net operating loss carryforwards from filed returns included uncertain tax positions taken in prior years. State net operating loss carryforwards as shown on the Company’s tax returns are larger than the state net operating losses for which a deferred tax asset is recognized for financial statement purposes.

As of January 28, 2012, the total gross unrecognized tax benefit was $22.8 million. Of this total, $4.8 million represents the amount of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in a future period. A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

	January 28,	January 29,
	2012	2011
	(in thousands)
Balance, beginning of year	$23,575	$18,958
Additions for tax positions from prior years	364	1,245
Reductions for tax positions from prior years	(4,637)	(227)
Additions for tax positions related to the current year	3,454	3,599

Balance, end of year	$22,756	$23,575

The Company reports interest related to unrecognized tax benefits in interest expense, and penalties related to unrecognized tax benefits in income tax expense. Total accrued interest and penalties for unrecognized tax benefits (net of tax benefit) as of January 28, 2012 was $1.6 million, after recognition of a $0.5 million benefit during fiscal year 2012.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters with the IRS for tax years through 2007 and is currently under audit for tax years 2008 and 2009. All material state and local income tax matters have been concluded for tax years through 2005.

At this time, the Company does not expect a material change to its gross unrecognized tax benefit over the next 12 months.

(14)    Pension, SERP and Postretirement Benefits

The Company has a defined benefit pension plan, the Belk Pension Plan, which prior to fiscal year 2010 had been partially frozen and closed to new participants. Pension benefits were suspended for fiscal year 2010, and effective December 31, 2009, the Pension Plan was frozen for those remaining participants whose benefits were not previously frozen.

The Company has a non-qualified defined benefit Supplemental Executive Retirement Plan, (“Old SERP”), which provides retirement and death benefits to certain qualified executives. Old SERP has been closed to new executives and has been replaced by the 2004 Supplemental Executive Retirement Plan (“2004 SERP”), a non-qualified defined contribution plan.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also provides postretirement medical and life insurance benefits to certain employees, and was closed to new participants in 2002. The Company accounts for postretirement benefits by recognizing the cost of these benefits over an employee’s estimated term of service with the Company, in accordance with ASC 715, “Compensation — Retirement Benefits.”

The change in the projected benefit obligation, change in plan assets, funded status, amounts recognized and unrecognized, net periodic benefit cost and actuarial assumptions are as follows:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	January 28,	January 29,	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011	2012	2011
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$477,167	$466,741	$11,805	$11,352	$23,035	$24,808
Service cost	—	—	103	73	106	150
Interest cost	25,492	26,069	620	618	1,201	1,360
Actuarial (gains) losses	74,827	11,347	1,986	1,117	3,934	(651)
Benefits paid	(28,055)	(26,990)	(1,325)	(1,355)	(2,648)	(2,632)

Benefit obligation at end of year	549,431	477,167	13,189	11,805	25,628	23,035

Change in plan assets:
Fair value of plan assets at beginning of year	377,824	294,078	—	—	—	—
Actual return on plan assets	44,319	51,736	—	—	—	—
Contributions to plan	59,000	59,000	1,325	1,355	2,648	2,632
Benefits paid	(28,055)	(26,990)	(1,325)	(1,355)	(2,648)	(2,632)

Fair value of plan assets at end of year	453,088	377,824	—	—	—	—

Funded Status	(96,343)	(99,343)	(13,189)	(11,805)	(25,628)	(23,035)
Unrecognized net transition obligation	—	—	—	—	196	456
Unrecognized net loss	269,377	218,670	4,290	2,560	3,807	(263)

Net prepaid (accrued)	$173,034	$119,327	$(8,899)	$(9,245)	$(21,625)	$(22,842)

Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees. Due to the pension plan freeze in the third quarter of fiscal year 2010, the Company began using the average remaining life of the participants in the pension plan rather than the average remaining service life of the Company’s active employees.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	January 28,	January 29,	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011	2012	2011
	(in thousands)
Accrued liabilities	$—	$—	$1,268	$1,230	$2,825	$2,579
Deferred income tax assets	101,231	82,342	1,522	873	1,547	133
Retirement obligations and other noncurrent liabilities	96,343	99,343	11,921	10,575	22,806	20,458
Accumulated other comprehensive loss	(168,146)	(136,328)	(2,768)	(1,687)	(2,459)	(62)

	Pension Benefits		Old SERP Plan		Postretirement Benefits
	January 28,	January 29,	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011	2012	2011
	(in thousands)
Obligation and funded status at
January 28, 2012 and January 29, 2011, respectively:
Projected benefit obligation	$549,431	$477,167	$13,189	$11,805	$25,628	$23,035
Accumulated benefit obligation	549,431	477,167	11,969	10,861	N/A	N/A
Fair value of plan assets	453,088	377,824	—	—	—	—

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	January 28,	January 29,	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011	2012	2011
	(in thousands)
Net actuarial loss	$(168,146)	$(136,328)	$(2,768)	$(1,687)	$(2,351)	$210
Transition obligation	—	—	—	—	(108)	(272)

	$(168,146)	$(136,328)	$(2,768)	$(1,687)	$(2,459)	$(62)

Activity related to plan assets and benefit obligations recognized in accumulated other comprehensive loss are as follows:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
	(in thousands)
Adjustment to minimum liability	$(36,755)	$9,236	$(1,242)	$(734)	$(2,474)	$426
Amortization of unrecognized items:
Net transition obligation	—	—	—	—	164	171
Net losses	4,937	4,563	161	95	(87)	(19)

	$(31,818)	$13,799	$(1,081)	$(639)	$(2,397)	$578

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average assumptions used to determine benefit obligations at the January 28, 2012 and January 29, 2011 measurement dates were as follows:

	Pension Plan		Old SERP Plan		Postretirement Plan
	Measurement Date		Measurement Date		Measurement Date
	1/28/2012	1/29/2011	1/28/2012	1/29/2011	1/28/2012	1/29/2011
Discount rates	4.375%	5.500%	4.375%	5.500%	4.375%	5.500%
Rates of compensation increase	N/A	N/A	4.0	4.0	N/A	N/A

The following weighted-average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension Plan			Old SERP Plan			Postretirement Plan
	January 28, 2012	January 29, 2011	January 30, 2010	January 28, 2012	January 29, 2011	January 30, 2010	January 28, 2012	January 29, 2011	January 30, 2010
Discount rates	5.500%	5.750%	6.375%	5.500%	5.750%	6.375%	5.500%	5.750%	6.375%
Rates of compensation increase	N/A	N/A	4.0	4.0	4.0	4.0	N/A	N/A	N/A
Return on plan assets	7.50%	8.00%	8.00%	N/A	N/A	N/A	N/A	N/A	N/A

The Company developed the discount rate by matching the projected future cash flows of the plan to a modeled yield curve consisting of over 500 Aa-graded, noncallable bonds. Based on this analysis, management selected a 5.50% discount rate, which represented the calculated yield curve rate rounded up to the nearest quarter point. The pension plan’s expected return assumption is based on the weighted average aggregate long-term expected returns of various actively managed asset classes corresponding to the plan's asset allocation. The pension plan assets are allocated approximately 40% to mutual funds, 30% to fixed income securities, and 25% to equity securities, with the remaining assets allocated to private equity investments and cash.

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal year 2012; the rate was assumed to decrease to 5.0% gradually over the next six years and remain at that level for fiscal years thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing or decreasing the assumed health care cost trend rates by one percentage point would increase or decrease the accumulated postretirement benefit obligation as of January 28, 2012 by $0.5 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended January 28, 2012 by less than $0.1 million.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The asset allocation for the pension plan is as follows:

		Percentage of Plan Assets at Measurement Date
	Target Allocation	January 28, 2012	January 29, 2011	January 30, 2010
Domestic equity securities	31-51%	43%	48%	50%
International equity securities	7-17%	12%	14%	12%
Fixed income	40-50%	43%	35%	34%
Private equity	0-5%	1%	2%	2%
Cash	0-5%	1%	1%	2%

Total	100%	100%	100%	100%

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

As of January 28, 2012 and January 29, 2011, the pension plan assets were required to be measured at fair value. These assets included cash and cash equivalents, equity securities, fixed income securities, mutual funds, private equity funds and exchange traded limited partnership units. These categories can cross various asset allocation strategies as reflected in the preceding table.

Fair values of the pension plan assets were as follows:

		Fair Value Measurement at Reporting Date Using				Fair Value Measurement at Reporting Date Using
Description	January 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Outputs (Level 2)	Significant Unobservable Inputs (Level 3)	January 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Outputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)					(in thousands)
Cash and cash equivalents	$8,404	$—	$8,404	$—	$9,647	$—	$9,647	$—
Equity securities
International companies	14,515	14,515	—	—	14,060	14,060	—	—
U.S. companies(a)	98,320	98,320	—	—	92,336	92,336	—	—
Fixed income securities
Corporate bonds	36,544	—	36,544	—	20,335	—	20,335	—
Government securities	78,169	—	78,169	—	63,204	—	63,204	—
Mortgage backed securities	17,231	—	17,231	—	2,075	—	2,075	—
Municipal bonds	1,421	—	1,421	—	640	—	640	—
Mutual funds	193,578	53,126	140,452	—	169,720	53,620	116,100	—
Private equity	4,906	—	—	4,906	5,560	—	—	5,560
Exchange traded limited partnership units	—	—	—	—	247	247	—	—

Total assets measured at fair value	$453,088	$165,961	$282,221	$4,906	$377,824	$160,263	$212,001	$5,560

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)

The U.S. equity securities consist of large cap companies, mid cap companies and small cap companies of $62.8 million, $16.9 million and $18.6 million, respectively, in fiscal year 2012, and $56.3 million, $20.5 million and $15.5 million, respectively, in fiscal year 2011.

The pension plan cash equivalents, corporate bonds, government securities, mortgage backed securities, municipal bonds, and mutual funds of $8.4 million, $36.5 million, $78.2 million, $17.2 million, $1.4 million, and $140.5 million, respectively, in fiscal year 2012, and $9.6 million, $20.3 million, $63.2 million, $2.1 million, $0.6 million, and $116.1 million, respectively, in fiscal year 2011 have been classified as Level 2:

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

The following table provides a reconciliation of the fiscal year 2012 and 2011 beginning and ending balances of the pension plan’s private equity funds (Level 3):

(in thousands)
Balance as of January 30, 2010	$5,640
Calls of private equity investments	476
Total gains realized/unrealized included in plan earnings	402
Distributions of private equity investments	(958)

Balance as of January 29, 2011	5,560

Calls of private equity investments	990
Total gains realized/unrealized included in plan earnings	36
Distributions of private equity investments	(1,680)

Balance as of January 28, 2012	$4,906

The Company expects to have the following benefit payments related to its pension, Old SERP and postretirement plans in the coming years:

Fiscal Year	Pension Plan	Old SERP Plan	Postretirement Plan
	(in thousands)
2013	$28,654	$1,295	$2,886
2014	28,712	1,245	2,733
2015	28,777	1,198	2,503
2016	28,846	1,152	2,358
2017	28,947	1,108	2,290
2018 — 2022	149,926	6,095	10,333

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to contribute sufficient amounts to the pension plan so that the Pension Protection Act of 2006 guidelines are exceeded. The Company elected to contribute $59.0 million to its Pension Plan in both fiscal years 2012 and 2011. The Company expects to contribute $1.3 million and $2.1 million to its non-qualified defined benefit Supplemental Executive Retirement Plan and postretirement plan, respectively, in fiscal year 2013.

The components of net periodic benefit expense are as follows:

	Fiscal Year Ended
	Pension Plan			Old SERP Plan			Postretirement Plan
	January 28, 2012	January 29, 2011	January 30, 2010	January 28, 2012	January 29, 2011	January 30, 2010	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands)
Service cost	$—	$—	$—	$103	$73	$126	$107	$150	$133
Interest cost	25,492	26,069	26,433	620	618	629	1,201	1,360	1,624
Expected return on assets	(28,066)	(26,202)	(22,107)	—	—	—	—	—	—
Amortization of unrecognized items:
Net transition obligation	—	—	—	—	—	—	262	262	262
Prior service cost	—	—	371	—	—	1	—	—	—
Net losses (gains)	7,867	7,010	11,806	256	144	—	(138)	(30)	39

Annual benefit expense	5,293	6,877	16,503	979	835	756	1,432	1,742	2,058

Curtailment (gain)/loss	—	—	2,719	—	—	—	—	—	—

Total expense	$5,293	$6,877	$19,222	$979	$835	$756	$1,432	$1,742	$2,058

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2013 are as follows:

	Pension Benefits	Old SERP Plan	Postretirement Benefits
	(in thousands)
Amortization of actuarial loss (gain)	$11,367	$477	$430
Amortization of transition obligation	—	—	197

Total recognized from other comprehensive income	$11,367	$477	$627

(15)    Other Employee Benefits

The Belk Employees’ Health Care Plan provides medical and dental benefits to substantially all full-time employees. This plan for medical and dental benefits is administered through a 501 (c) (9) Trust. The Group Life Insurance Plan and The Belk Employees Short Term Disability Insurance Plan provide insurance to substantially all full-time employees and are fully insured through contracts issued by insurance companies. Expense recognized by the Company under these plans amounted to $48.6 million, $41.8 million and $45.2 million in fiscal years 2012, 2011 and 2010, respectively.

The Belk 401(k) Savings Plan, a defined contribution plan, provides benefits for substantially all employees. Effective February 1, 2009, the 401(k) Savings Plan was suspended for employer matching contributions. As of November 1, 2009, employer match contributions, following the adoption of the IRS Safe-Harbor principle, were reinstated for the plan. Employer match contributions are calculated at 100% of the first 4% of employees’ contributions, plus 50% on the next 2% of employees’ contributions, up to a total 5% employer match on eligible compensation. The cost of the plan was $8.2 million, $8.1 million and $2.4 million in fiscal years 2012, 2011 and 2010, respectively.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a non-qualified 401(k) Restoration Plan for highly compensated employees, as defined by the Employee Retirement Income Security Act (“ERISA”). The plan previously provided contributions to a participant’s account ranging from 2% to 4.5% of eligible compensation to restore benefits limited in the qualified 401(k) plan. Effective February 1, 2009, employer contributions were suspended. As of January 1, 2010, the plan was changed to provide a contribution equal to 5% of a participant’s compensation, except for those who are participants in the 2004 SERP plan, in excess of the limit set forth in Code section 401(a)(17), as adjusted. The Company accrues each participant’s return on investment based on an asset investment model of their choice. The cost of the plan to the Company in fiscal years 2012, 2011 and 2010 was $0.2 million, $0.9 million and $1.3 million, respectively.

The 2004 SERP, a non-qualified defined contribution retirement benefit plan for certain qualified executives, previously provided annual contributions ranging from 7% to 11% of eligible compensation to the participants’ accounts, which earned 5.7% interest during plan year beginning April 1, 2011. Effective February 1, 2009, employer contributions to the plan were suspended for plan year beginning April 1, 2009. Beginning with the April 1, 2010 plan year, the plan provided a contribution equal to 5% of a participant’s compensation in excess of the limit set forth in Code section 401(a)(17), as adjusted. The contribution and interest costs charged to operations were $1.3 million, $1.2 million and $0.8 million in fiscal years 2012, 2011 and 2010, respectively.

Certain eligible employees participate in a non-qualified Deferred Compensation Plan (“DCP”). Participants in the DCP have elected to defer a portion of their regular compensation subject to certain limitations proscribed by the DCP. The Company is required to pay interest on the employees’ deferred compensation at various rates that have historically been between 6% and 10%. Interest cost related to the plan and charged to interest expense was $4.0 million in fiscal years 2012, 2011 and 2010, respectively.

The Company has a Pension Restoration Plan, a non-qualified defined contribution plan. The plan provides benefits for certain officers, whose pension plan benefit accruals were frozen, that would have been otherwise grandfathered in their pension participation based on age and vesting. Effective January 1, 2009, the Company suspended accrual to this plan for one year and subsequently permanently froze future contributions as of December 31, 2009. Expense of $0.1 million was incurred for fiscal years 2012, 2011 and 2010, respectively, to provide benefits under this plan.

(16)    Stock-Based Compensation

Under the Belk, Inc. 2010 Incentive Stock Plan (the “2010 Incentive Plan”), the Company is authorized to award up to 2.5 million shares of class B common stock for various types of equity incentives to key executives of the Company. The Company recognized compensation expense, net of tax, under the 2010 and 2000 Incentive Plans of $10.6 million, $6.7 million and $0.1 million for fiscal years 2012, 2011 and 2010, respectively.

Performance Based Stock Award Programs

The Company has a performance based stock award program (the “Long Term Incentive Plan” or “LTI Plan”), which the Company grants, under its 2010 Incentive Plan, stock awards to certain key executives. Shares awarded under the LTI Plan vary based on Company results versus specified performance targets and generally vest at the end of the performance period. Beginning with fiscal year 2009, the LTI Plan began using a one-year performance period and a two-year service period. One-half of any shares earned during the performance period will be issued after the end of the performance period with the remaining shares issued at the end of the service period.

LTI Plan compensation costs are computed using the fair value of the Company’s stock on the grant date based on a third-party valuation and the estimated expected attainment of performance goals. The unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the LTI Plan was

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$5.1 million and $4.9 million for fiscal years 2012 and 2011, respectively. There was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the LTI Plan for fiscal year 2010.

The weighted-average grant-date fair value of shares granted under the LTI Plans during fiscal years 2012 and 2011 was $33.70, and $26.00, respectively. There were no LTI Plan shares granted during fiscal year 2010. The total fair value of stock grants issued under the LTI Plans during fiscal year 2012 was $6.5 million. The fiscal year 2012 performance targets were met, however the plan does not vest until fiscal year 2013 and 2014. The fiscal year 2011 performance targets were met, and the plan vests in fiscal year 2012 and 2013. The fiscal year 2009 LTI performance targets were not met, therefore no stock grants vested in fiscal year 2010.

Activity under the LTI Plan during the year ended January 28, 2012 is as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Non-vested at January 29, 2011	505	$26.00
Granted	282	33.70
Changes in Performance Estimates	78	33.70
Vested	(249)	26.00
Forfeited	(3)	29.93

Non-vested at January 28, 2012	613	$30.58

In fiscal year 2011, the Company established a performance-based long term incentive plan (the “Stretch Incentive Plan” or “SIP”), under its 2010 Incentive Plan, in which certain key executive officers are eligible to participate. The performance period began on the first day of the third quarter of fiscal year 2011 and ends on the last day of fiscal year 2013. The target award level for all eligible employees is set at one times target total cash compensation. Executives can earn up to a maximum of 150% of the target award for achievement equal to or greater than 110% of the cumulative earnings before interest and taxes goal and 103% of the sales goal. The SIP award will be denominated in cash and settled in shares of class B common stock. One-half of any SIP award earned will be granted after the end of the performance period; the balance of the award earned will be granted after the end of fiscal year 2014. The actual number of shares granted will be determined based on the Company’s stock price on the date the shares are granted. The unrecognized compensation cost related to non-vested compensation arrangements granted under the SIP Plan was $7.1 million and $10.2 million in fiscal years 2012 and 2011, respectively.

The Company granted a service-based stock award to an associate in fiscal year 2011. The service-based award granted ten thousand shares in fiscal year 2011; five thousand were issued and vested in the second quarter of fiscal year 2011, and the remaining five thousand will be issued at the end of the service period, fiscal year 2014. The Company granted two service-based stock awards in fiscal year 2009. One service-based award had two vesting periods, and issued five thousand shares at the end of each service period. Because the associate was employed at April 1, 2010, a total of ten thousand shares was issued. The second service-based award granted approximately seven thousand shares in fiscal year 2009. This service-based award vested in fiscal year 2009. The weighted-average grant-date fair value of shares granted under the service-based plans during fiscal year 2011 was $26.00. The total fair value of service-based stock grants vested during fiscal years 2011 and 2010 was $0.3 million and $0.1 million, respectively. The unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the service-based plan as of January 28, 2012 was $0.1 million.

In fiscal year 2007, the Company established a five-year performance-based incentive stock plan for the Chief Financial Officer (the “CFO Incentive Plan”). Up to 11,765 shares were awarded under the plan at the end of each fiscal year if an annual Company performance goal was met. Performance goals were established

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

annually for each of the five one-year performance periods, which resulted in five separate grant dates. The participant had the option to receive 30% of the award in cash (liability portion) at the end of each of the five one-year periods. The annual cash award was based on the number of shares earned during the annual period times the fair value of the Company’s stock as of the fiscal year end. The amounts under the liability portion of the award vested ratably at the end of each fiscal year. The remaining 70% of the award (equity portion) was granted in the Company’s stock. Shares granted under the equity portion vested at the end of the five-year period. The award also included a cumulative five-year look-back feature whereby previously unearned one-year awards were earned based on cumulative performance. The shares that were awarded based on the fiscal years 2011 and 2010 performance goal had a grant date fair value of $26.00 and $11.90, respectively. The total fair value of stock grants issued during fiscal year 2012 was $0.8 million. The CFO Incentive Plan resulted in compensation cost of $0.9 million and $0.1 million in fiscal years 2011 and 2010, respectively. The final share payout for the CFO Incentive Plan occurred in fiscal 2012.

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

The annual amount and due dates of purchase obligations as of January 28, 2012 are $71.7 million due within one year, $55.3 million due within one to three years, and $11.9 million due within three to five years.

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

The reconciliation of basic and diluted shares for fiscal years 2012, 2011, and 2010 is as follows:

	January 28,	January 29,	January 30,
	2012	2011	2010
Basic Shares	45,355,941	46,921,875	48,450,401
Dilutive contingently-issuable non-vested share awards	192,125	83,840	—
Dilutive contingently-issuable vested share awards	31,921	5,818	2,059

Diluted Shares	45,579,987	47,011,533	48,452,460

(19)    Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

observable inputs such as quoted prices in active markets for identical assets and liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of January 28, 2012 and January 29, 2011, the Company held company-owned life insurance and an interest rate swap measured at fair value on a recurring basis.

The Company has equity and fixed income investments related to its company-owned life insurance. The fair value of the investments is the estimated amount that the Company would receive if the policy was terminated, taking into consideration the current credit worthiness of the insurer. The fair value of the company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the change in the fair value of the company-owned life insurance is marked to market through income.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at January 28, 2012 and January 29, 2011, respectively, were as follows:

	Fair Value at January 28, 2012				Fair Value at January 29, 2011
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets measured at fair value
Company-owned life insurance(a)	$—	$15,884	$—	$15,884	$—	$15,678	$—	$15,678
Liabilities measured at fair value
Interest rate swap liability(b)	$—	$1,685	$—	$1,685	$—	$5,388	$—	$5,388

(a)	Amounts are presented net of loans that are secured by some of these policies of $137.3 million and $132.2 million at January 28, 2012 and January 29, 2011, respectively.

(b)

As of July 30, 2011, the underlying $80.0 million floating rate senior note became current. Therefore, the interest rate swap liability was reclassified to accrued liabilities in the current liabilities section as presented in the consolidated balance sheet.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment
(in thousands)
Measured as of January 28, 2012:
Carrying amount	$1,537
Fair value measurement	1,178

Impairment charge recognized	$(359)

Measured as of January 29, 2011:
Carrying amount	$6,828
Fair value measurement	950

Impairment charge recognized	$(5,878)

Measured as of January 30, 2010:
Carrying amount	$48,567
Fair value measurement	10,052

Impairment charge recognized	$(38,515)

The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the consolidated balance sheets. These included the Company’s auction rate security and fixed rate long-term debt.

	January 28, 2012		January 29, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in thousands)
Financial assets
Auction rate security	$—	$—	$6,150	$6,150
Financial liabilities
Long-term debt (excluding capitalized leases)	$492,780	$527,735	$517,780	$520,036

As of January 29, 2011, the par value of the ARS was $6.2 million and the estimated fair value was $6.2 million based on the amount received in the first quarter of fiscal year 2012. The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

(20)    Stockholders’ Equity

Authorized capital stock of Belk, Inc. includes 200 million shares of Class A common stock, 200 million shares of Class B common stock and 20 million shares of preferred stock, all with par value of $0.01 per share. At January 28, 2012, there were 44,051,539 shares of Class A common stock outstanding, 864,810 shares of Class B common stock outstanding, and no shares of preferred stock outstanding.

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

On March 28, 2012, the Company declared a regular dividend of $0.75 on each share of the Class A and Class B Common Stock outstanding on that date. On March 30, 2011, the Company declared a regular dividend

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of $0.55, and on April 1, 2010, the Company declared a regular dividend of $0.40 and a special one-time additional dividend of $0.40 on each share of the Class A and Class B Common Stock outstanding on those dates.

On March 28, 2012, the Company’s Board of Directors approved a self-tender offer to purchase up to 2,450,000 shares of common stock at a price of $40.80 per share. On March 30, 2011, the Company’s Board of Directors approved a self-tender offer to purchase up to 2,200,000 shares of common stock at a price of $33.70 per share. The tender offer was initiated on April 18, 2011 and completed on May 16, 2011 when the Company accepted for purchase 1,353,607 shares of Class A and 278,335 shares of Class B common stock for $55.0 million.

(21)    Selected Quarterly Financial Data (unaudited)

The following table summarizes the Company’s unaudited quarterly results of operations for fiscal years 2012 and 2011:

	Three Months Ended
	January 28,	October 29,	July 30,	April 30,
	2012	2011	2011	2011
	(in thousands, except per share amounts)
Revenues	$1,228,538	$790,690	$831,777	$848,587
Gross profit(1)	430,093	245,117	276,666	286,201
Net income	125,670	595	25,015	31,868
Basic income per share	2.80	0.01	0.55	0.69
Diluted income per share	2.78	0.01	0.55	0.68

	Three Months Ended
	January 29,	October 30,	July 31,	May 1,
	2011	2010	2010	2010
	(in thousands, except per share amounts)
Revenues	$1,175,109	$746,556	$787,697	$803,913
Gross profit(1)	405,997	230,749	255,631	267,362
Net income (loss)	95,075	(4,239)	12,449	24,343
Basic income (loss) per share	2.05	(0.09)	0.27	0.50
Diluted income (loss) per share	2.04	(0.09)	0.27	0.50

(1)	Gross profit represents revenues less cost of goods sold (including occupancy, distribution and buying expenses).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of January 28, 2012, the Company’s internal control over financial reporting is effective based on the criteria established in the Internal Control-Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of January 28, 2012, has been audited by KPMG, LLP, an independent registered public accounting firm. Their attestation report is included herein on the effectiveness of the Company’s internal control over financial reporting as of January 28, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter ended January 28, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Belk, Inc.:

We have audited Belk Inc. and subsidiaries’ internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Belk Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Belk, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belk, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 28, 2012, and our report dated April 10, 2012,expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Charlotte, North Carolina

April 10, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information about the Company’s directors and executive officers is included in the sections entitled “Proposal One — Election of Directors,” “Belk Management — Directors” and “Belk Management — Executive Officers” of the Proxy Statement for the Annual Meeting of the Stockholders to be held on May 30, 2012 and is incorporated herein by reference.

The information about the Company’s Audit Committee is included in the section entitled “Belk Management — Committees of the Board — Audit Committee” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2012 and is incorporated herein by reference.

The information about the Company’s Nominating and Corporate Governance Committee is included in the section entitled “Belk Management — Committees of the Board — Nominating and Corporate Governance Committee” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2012 and is incorporated herein by reference.

The information about the Company’s compliance with Section 16 of the Exchange Act of 1934, as amended, is included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2012 and is incorporated herein by reference.

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

The information about executive and director compensation is included in the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Belk Management — Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2012 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about security ownership is included in the section entitled “Common Stock Ownership of Management and Principal Stockholders” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2012 and is incorporated herein by reference.

Information about the equity compensation plans is included in the section entitled “Equity Compensation Plan Information” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2012 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information about transactions with related persons is included in the section entitled “Certain Transactions” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2012 and is incorporated herein by reference.

The information about director independence is included in the sections entitled “Belk Management — Corporate Governance — Independence of Directors” and “Belk Management — Committees of the Board” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2012 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the section entitled “Summary of Fees to Independent Registered Public Accountants,” of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 30, 2012, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.  Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income — Years ended January 28, 2012, January 29, 2011, and January 30, 2010.

Consolidated Balance Sheets — As of January 28, 2012 and January 29, 2011.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income — Years ended January 28, 2012, January 29, 2011, and January 30, 2010.

Consolidated Statements of Cash Flows — Years ended January 28, 2012, January 29, 2011, and January 30, 2010.

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

4.2	Articles I and IV of the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
10.1*	Belk, Inc. 2000 Incentive Stock Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed on April 28, 2000).
10.2*	Belk, Inc. Revised Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on June 12, 2008).
10.3*	Belk, Inc. CFO Incentive Plan (incorporated by reference to Exhibit 10.1.3 of the Company’s Annual Report on form 10-K, filed on April 13, 2006).
10.4*	Belk, Inc. 2004 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).
10.5*	Belk, Inc. 2010 Incentive Stock Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement, filed on April 21, 2010).

10.6*	Belk, Inc. 2011-2013 Stretch Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on form 10-K, filed on April 12, 2011).
10.7*	Belk, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K, filed on April 14, 2005).
10.8*	Belk, Inc. Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on June 7, 2011).
10.9*

Transition Agreement, dated as of June 23, 2009, by and between Belk, Inc. and H.W. McKay Belk (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on September 9, 2009).

10.10

Note Purchase Agreement, dated as of August 31, 2007, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as obligors, and the purchasers referred to therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 7, 2007).

10.11

Note Purchase Agreement, dated as of July 12, 2005, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as obligors, and the purchasers referred to therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2005).

10.12

Third Amended and Restated Credit Agreement, dated November 23, 2010, as amended, by and among Wells Fargo Bank, National Association, Bank of America, N.A. and the other lenders referred to therein (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on December 8, 2010).

10.13

Note Purchase Agreement, dated as of November 23, 2010, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as obligors, and the purchasers referred to therein (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on December 8, 2010).

10.14

Note Purchase Agreement, dated as of December 14, 2011, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as obligors, and the purchasers referred to therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on December 14, 2011).

10.15

First Amendment to the Third Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, Bank of America, N.A. and the other lenders referred to therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on December 14, 2011).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of April, 2012.

BELK, INC. (Registrant)

By:	/s/ THOMAS M. BELK, JR.
Thomas M. Belk, Jr. Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 10, 2012.

Signature	Title

/s/ THOMAS M. BELK, JR. Thomas M. Belk, Jr.	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director

/s/ JOHN R. BELK	President, Chief Operating Officer and Director
John R. Belk

/s/ H. W. MCKAY BELK	Director
H. W. McKay Belk

/s/ ERSKINE B. BOWLES	Director
Erskine B. Bowles

/s/ JERRI L. DEVARD	Director
Jerri L. DeVard

/s/ ELIZABETH VALK LONG	Director
Elizabeth Valk Long

/s/ THOMAS C. NELSON	Director
Thomas C. Nelson

/s/ JOHN R. THOMPSON	Director
John R. Thompson

/s/ JOHN L. TOWNSEND, III	Director
John L. Townsend, III

/s/ BRIAN T. MARLEY Brian T. Marley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ RODNEY F. SAMPLES Rodney F. Samples	Vice President and Controller (Principal Accounting Officer)