Form 10-Q
period 2012-04-28
BELK INC
filed 2012-06-05
CIK 1051771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 28, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At May 29, 2012, the registrant had issued and outstanding 41,815,380 shares of class A common stock and 881,177 shares of class B common stock.

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

Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet, general economic conditions, the success of our re-branding and our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute growth strategies, anticipated benefits from our strategic initiatives to strengthen our merchandising and planning organizations, anticipated benefits from our belk.com website and our eCommerce fulfillment center, the expected benefit of new systems and technology, anticipated benefits from our acquisitions and the anticipated benefit under our Program Agreement with GE. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements.

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

•	Our ability to effectively use advertising, marketing and promotional campaigns to generate high customer traffic in our stores and, to a lesser degree, through on-line sales;

•	Variations in the amount of vendor allowances;

•	Our ability to operate successfully our belk.com website, enhance our information technology systems, operate successfully our fulfillment facilities and manage our social community engagement;

•	Our ability to manage multiple initiatives simultaneously;

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

•	The customer response to our re-branding initiative;

•	The efficient and effective operation of our distribution network and information systems to manage sales, distribution, merchandise planning and allocation functions;

•	Our ability to prevent a security breach that results in the unauthorized disclosure of company, employee or customer information;

•	The effectiveness of third parties in managing our outsourced business;

•	Loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees;

•	Changes in federal, state or local laws and regulations;

•	Our ability to comply with debt covenants, which could adversely affect our capital resources, financial condition and liquidity; and

•

Our ability to realize the planned efficiencies from our acquisitions and effectively integrate and operate the acquired stores and businesses, including our fiscal year 2007 acquisition of Parisian stores and our fiscal year 2007 acquisition of the assets of Migerobe and commencement of our owned fine jewelry business.

For a detailed description of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned “Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 28, 2012 that we filed with the SEC on April 10, 2012. Our other filings with the SEC may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	April 28,	April 30,
	2012	2011
Revenues	$909,798	$848,587
Cost of goods sold (including occupancy, distribution and buying expenses)	602,528	562,386
Selling, general and administrative expenses	232,860	229,560
Gain on sale of property and equipment	1,146	663
Asset impairment and exit costs	99	116

Operating income	75,457	57,188
Interest expense, net	(12,527)	(12,526)

Income before income taxes	62,930	44,662
Income tax expense	22,640	12,794

Net income	$40,290	$31,868

Basic net income per share	$0.89	$0.69

Diluted net income per share	$0.89	$0.68

Weighted average shares outstanding:
Basic	45,018,378	46,411,586
Diluted	45,321,658	46,683,452

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	April 28,	April 30,
	2012	2011
Net income	$40,290	$31,868
Other comprehensive income:
Unrealized gain on interest rate swap, net of $345 and $303 income taxes for the three months ended April 28, 2012 and April 30, 2011, respectively.	581	510
Defined benefit plan adjustments, net of $1,160 and $768 income taxes for the three months ended April 28, 2012 and April 30, 2011, respectively.	1,957	1,293

Total other comprehensive income	2,538	1,803

Total comprehensive income	$42,828	$33,671

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

	April 28,	January 28,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$472,245	$456,272
Accounts receivable, net	38,794	39,431
Merchandise inventory	978,068	887,029
Prepaid income taxes, expenses and other current assets	33,349	22,362

Total current assets	1,522,456	1,405,094
Property and equipment, net of accumulated depreciation and amortization of $1,498,379 and $1,468,243 as of April 28, 2012 and January 28, 2012, respectively.	995,632	993,122
Deferred income taxes	67,427	83,034
Other assets	36,508	32,966

Total assets	$2,622,023	$2,514,216

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$321,253	$216,438
Accrued liabilities	207,623	186,820
Accrued income taxes	17,393	20,684
Deferred income taxes	21,994	27,570
Current installments of long-term debt and capital lease obligations	107,983	108,164

Total current liabilities	676,246	559,676
Long-term debt and capital lease obligations, excluding current installments	413,702	415,515
Retirement obligations and other noncurrent liabilities	287,998	302,795

Total liabilities	1,377,946	1,277,986

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 45.2 and 44.9 million shares issued and outstanding as of April 28, 2012 and January 28, 2012, respectively.	452	449
Paid-in capital	363,504	364,590
Retained earnings	1,051,901	1,045,509
Accumulated other comprehensive loss	(171,780)	(174,318)

Total stockholders’ equity	1,244,077	1,236,230

Total liabilities and stockholders’ equity	$2,622,023	$2,514,216

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at January 28, 2012	44,916	$449	$364,590	$1,045,509	$(174,318)	$1,236,230
Net income	—	—	—	40,290	—	40,290
Other comprehensive income	—	—	—	—	2,538	2,538
Cash dividends	—	—	—	(33,898)	—	(33,898)
Issuance of stock-based compensation	—	—	(4,352)	—	—	(4,352)
Stock-based compensation expense	—	—	3,266	—	—	3,266
Common stock issued	281	3	—	—	—	3

Balance at April 28, 2012	45,197	$452	$363,504	$1,051,901	$(171,780)	$1,244,077

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 28,	April 30,
	2012	2011
Cash flows from operating activities:
Net income	$40,290	$31,868
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and exit costs	99	116
Deferred income tax expense	4,298	5,560
Depreciation and amortization expense	30,416	30,133
Stock-based compensation expense	4,268	3,585
Gain on sale of property and equipment	(489)	(6)
Amortization of deferred gain on sale and leaseback	(657)	(657)
Amortization of deferred debt issuance costs	204	256
(Increase) decrease in:
Accounts receivable, net	637	(6,253)
Merchandise inventory	(91,039)	(120,398)
Prepaid income taxes, expenses and other assets	(15,346)	(11,303)
Increase (decrease) in:
Accounts payable and accrued liabilities	115,061	107,343
Accrued income taxes	(3,291)	(2,037)
Retirement obligations and other liabilities	(3,069)	(15,315)

Net cash provided by operating activities	81,382	22,892

Cash flows from investing activities:
Purchases of property and equipment	(26,076)	(19,518)
Proceeds from sales of property and equipment	911	991
Proceeds from sales of short-term investments	—	6,150

Net cash used by investing activities	(25,165)	(12,377)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(1,994)	(1,132)
Dividends paid	(33,898)	(25,592)
Stock compensation tax benefit	1,858	816
Cash paid for withholding taxes in lieu of stock-based compensation shares	(6,210)	(3,301)

Net cash used by financing activities	(40,244)	(29,209)

Net increase (decrease) in cash and cash equivalents	15,973	(18,694)
Cash and cash equivalents at beginning of period	456,272	453,403

Cash and cash equivalents at end of period	$472,245	$434,709

Supplemental disclosures of cash flow information:
Income taxes paid	$21,204	$11,146
Interest paid, net of capitalized interest	5,932	6,507
Supplemental schedule of noncash investing activities:
Increase in property and equipment through accrued purchases	$7,023	$7,466
Increase in property and equipment through assumption of capital leases	—	1,637

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2012. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three months ended April 28, 2012 may not be indicative of the operating results that may be expected for the full fiscal year.

(2)	New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance beginning in the first quarter of fiscal year 2013 when it was required. The adoption of this update did not have a material effect on our consolidated results of operations, financial position or cash flows.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The total of comprehensive income, the components of net income, and the components of other comprehensive income must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be retrospectively applied to all reporting periods presented. We adopted this guidance beginning in the first quarter of fiscal year 2013 when it was required. As this update only relates to financial statement presentation, the adoption did not have a material effect on our consolidated results of operations, financial position or cash flows.

(3)	Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	April 28,	January 28,
	2012	2012
	(in thousands)
Unrealized loss on interest rate swap, net of $395 and $740 of income taxes as of April 28, 2012 and January 28, 2012, respectively.	$(364)	$(945)
Defined benefit plans, net of $103,140 and $104,300 of income taxes as of April 28, 2012 and January 28, 2012, respectively.	(171,416)	(173,373)

Accumulated other comprehensive loss	$(171,780)	$(174,318)

(4)	Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets and liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of April 28, 2012, the Company held company-owned life insurance and an interest rate swap measured at fair value on a recurring basis.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has equity and fixed income investments related to its company-owned life insurance. The fair value of the investments is the estimated amount that the Company would receive if the policy was terminated, taking into consideration the current creditworthiness of the insurer. The fair value of the company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the change in the fair value of the company-owned life insurance is marked to market through income.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at April 28, 2012 and January 28, 2012, respectively, were as follows:

	Fair Value at April 28, 2012				Fair Value at January 28, 2012
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets measured at fair value
Company-owned life insurance (a)	$—	$19,562	$—	$19,562	$—	$15,884	$—	$15,884
Liabilities measured at fair value
Interest rate swap liability (b)	$—	$759	$—	$759	$—	$1,685	$—	$1,685

(a)	Amounts are presented net of loans that are secured by some of these policies of $135.2 million and $137.3 million at April 28, 2012 and January 28, 2012, respectively.
(b)

As of July 30, 2011, the underlying $80.0 million floating rate senior note became current. Therefore, the interest rate swap liability was reclassified to accrued liabilities in the current liabilities section as presented in the condensed consolidated balance sheet.

Certain long-lived assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to long-lived assets are determined using expected future cash flow analyses. The Company estimates future cash flows based on historical experience and its expectation of future performance. The analyses use discounted cash flows and take into consideration any anticipated salvage value or sales price for the store. The analyses also assume available option periods through 20 years unless there is a real estate event. The Company classifies these measurements as Level 3. There were no significant impairments of long-lived assets for the three months ended April 28, 2012 and April 30, 2011.

The following table presents the carrying amounts and estimated fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets. The Company classifies these measurements as Level 2. As of April 28, 2012, these included the Company’s fixed rate long-term debt, including the current portion.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	April 28, 2012		January 28, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
(in thousands)
Financial liabilities
Long-term debt, including current portion (excluding capitalized leases)	$492,780	$506,208	$492,780	$527,735

The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

(5)	Income Taxes

Income tax expense for the three months ended April 28, 2012 was $22.6 million, or 36.0% of pre-tax income, compared to $12.8 million, or 28.6%, for the three months ended April 30, 2011. The increase in the rate was due primarily to a $2.3 million reduction in the accrual for uncertain tax reserves during the first quarter of fiscal year 2012, which was the result of expired state related statutes of limitations. In addition, the state income tax rate increased as a result of a valuation allowance on state deferred tax assets in fiscal year 2012, while no valuation allowance was needed in fiscal year 2013. The valuation allowance on state deferred tax assets was released in the last quarter of fiscal year 2012.

Due to a change in an IRS audit policy regarding capitalization of costs relating to tangible property, the Company, during the quarter, reduced the overall reserve for uncertain tax positions by $6.5 million, which resulted in a reduction in deferred tax assets with no effect on current period income tax expense. The overall reserve was $22.0 million for the fiscal year ended January 28, 2012 and $16.2 million as of April 28, 2012.

(6)	Pension, SERP and Postretirement Benefits

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

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	April 28,	April 30,	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011	2012	2011
			(in thousands)
Service cost	$—	$—	$38	$26	$29	$27
Interest cost	5,854	6,373	140	155	266	300
Expected return on plan assets	(7,240)	(7,017)	—	—	—	—
Amortization of transition obligation	—	—	—	—	49	65
Amortization of net loss (income)	2,842	1,967	119	63	107	(34)

Net periodic benefit expense	$1,456	$1,323	$297	$244	$451	$358

During the three months ended April 28, 2012, the Company made a discretionary contribution to its Pension Plan of $4.5 million. The Company expects to make additional contributions totaling approximately $13.5 million to the Pension Plan before fiscal year end. During the three months ended April 30, 2011, the Company made discretionary contributions to its Pension Plan of $16.2 million.

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

The reconciliation of basic and diluted shares for the three months ended April 28, 2012 and April 30, 2011, are as follows:

	Three Months Ended
	April 28,	April 30,
	2012	2011
Basic Shares	45,018,378	46,411,586
Dilutive contingently-issuable non-vested share awards	296,959	266,963
Dilutive contingently-issuable vested share awards	6,321	4,903

Diluted Shares	45,321,658	46,683,452

(8)	Repurchase of Common Stock

On March 28, 2012, the Company’s Board of Directors approved a self-tender offer to purchase up to 1,950,000 shares of Class A and 500,000 shares of Class B common stock at a price of $40.80 per share. The tender offer was initiated on April 23, 2012 and completed on May 22, 2012 when the Company accepted for purchase 2,235,009 shares of Class A and 266,136 shares of Class B common stock for $102.0 million. In accordance with the offer to purchase and SEC rules, the Company accepted for purchase 285,009 additional shares of Class A common stock that were tendered by stockholders, which is less than 2.0% of the outstanding shares of Class A stock that were subject to the offer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned mainline department store business in the United States. As of April 28, 2012, the Company had 303 stores in 16 states, located primarily in the southern United States. The Company generated revenues of $3.7 billion for the fiscal year ended January 28, 2012, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.

The following discussion, which presents the results of the Company, should be read in conjunction with the Company’s consolidated financial statements as of January 28, 2012 and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the year ended January 28, 2012.

The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to each January 31. All references to “fiscal year 2012” refer to the 52-week fiscal year ended January 28, 2012, all references to “fiscal year 2013” refer to the 53-week fiscal year that will end February 2, 2013, and all references to “fiscal year 2014” refer to the 52-week fiscal year that will end February 1, 2014.

The Company’s revenues increased 7.2% in the first quarter of fiscal year 2013 to $909.8 million due primarily to a continuation of improved sales trends and execution of the Company’s key strategic initiatives. Comparable store revenues increased 7.4%. The Company calculates comparable store revenue as sales from stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Stores undergoing remodeling, expansion or relocation remain in the comparable store revenue calculation. Definitions and calculations of comparable store revenue differ among companies in the retail industry. Operating income increased to $75.5 million in the first quarter of fiscal year 2013 compared to $57.2 million during the same period in fiscal year 2012. Net income increased to $40.3 million or $0.89 per basic and diluted share in the first quarter of fiscal year 2013 compared to $31.9 million or $0.69 per basic share and $0.68 per diluted share during the same period in fiscal year 2012. The increase in net income was due primarily to higher sales and margin along with improved expense leverage.

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

	Three Months Ended
	April 28,	April 30,
	2012	2011
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%
Cost of goods sold (including occupancy, distribution and buying expenses)	66.2	66.3
Selling, general and administrative expenses	25.6	27.1
Gain on sale of property and equipment	0.1	0.1
Operating income	8.3	6.7
Interest expense, net	1.4	1.5
Income before income taxes	6.9	5.3
Income tax expense	2.5	1.5
Net income	4.4	3.8
Comparable store net revenue increase	7.4	5.7

Revenues

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes for the periods as reflected in the table below.

	Three Months Ended
	April 28,	April 30,
	2012	2011
Merchandise Areas
Women’s	37%	37%
Cosmetics, Shoes and Accessories	33	34
Men’s	15	15
Home	8	7
Children’s	7	7

Total	100%	100%

Comparison of the Three Months Ended April 28, 2012 and April 30, 2011

Revenues. The Company’s revenues for the three months ended April 28, 2012 increased 7.2%, or $61.2 million, to $909.8 million from $848.6 million during the same period in fiscal year 2012. The increase is primarily attributable to a 7.4% increase in revenues from comparable stores, partially offset by a decrease in revenues from closed stores of $3.3 million.

Cost of goods sold. Cost of goods sold was $602.5 million, or 66.2% of revenues, for the three months ended April 28, 2012 compared to $562.4 million, or 66.3% of revenues, for the same period in fiscal year 2012. The increase in cost of goods sold was primarily attributable to an increase in revenues for the three months ended April 28, 2012.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $232.9 million, or 25.6% of revenues for the three months ended April 28, 2012, compared to $229.6 million, or 27.1% of revenues for the same period in fiscal year 2012. The increase in SG&A expenses was primarily due to an increase in payroll and employee benefits. The decrease in the SG&A expense rate is primarily the result of a decrease in payroll and employee benefits and depreciation as a percentage of revenues.

Income tax expense. Income tax expense for the three months ended April 28, 2012 was $22.6 million, or 36.0% of pre-tax income, compared to $12.8 million, or 28.6%, for the three months ended April 30, 2011. The increase in the rate was due primarily to a $2.3 million reduction in the accrual for uncertain tax reserves during the first quarter of fiscal year 2012, which was the result of expired state related statutes of limitations. In addition, the state income tax rate increased as a result of a valuation allowance on state deferred tax assets in fiscal year 2012. The valuation allowance on state deferred tax assets was released in the last quarter of fiscal year 2012.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand of $472.2 million as of April 28, 2012, cash flows from operations, and borrowings under debt facilities, which consist of a $350.0 million credit facility, $475.0 million in senior notes, and a $17.8 million state bond facility.

The credit facility, which matures in November 2015, allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at April 28, 2012 using LIBOR plus 125 basis points, or 1.49%. The credit facility contains restrictive financial covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, by pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. At April 28, 2012, the maximum leverage ratio allowed under the credit facility was 4.0, and the calculated leverage ratio was 2.07. The Company was in compliance with all covenants as of April 28, 2012 and expects to remain in compliance with all debt covenants for the next twelve months and foreseeable future. As of April 28, 2012, the Company had $40.4 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $309.6 million.

The senior notes have restrictive covenants that are similar to the Company’s credit facility, and had the following terms as of April 28, 2012:

Amount (in millions)		Type of Rate	Rate		Maturity Date
$80.0	(a)	Variable	1.27%	(b)	July 2012
20.0		Fixed	5.05%		July 2012
100.0		Fixed	5.31%		July 2015
125.0		Fixed	6.20%		August 2017
50.0		Fixed	5.70%		November 2020
100.0		Fixed	5.21%		January 2022

$475.0

(a)

The Company’s exposure to derivative instruments was limited to one interest rate swap as of April 28, 2012, an $80.0 million notional amount swap, which has a fixed interest rate of 5.2% and expires in fiscal year 2013. It has been designated as a cash flow hedge against variability in future interest rate payments on the $80.0 million floating rate senior note.

(b)	Stated variable interest rate is based on three-month LIBOR plus 80.0 basis points.

Additionally, the Company has a $17.8 million, 20-year variable rate, 0.21% at April 28, 2012, state bond facility which matures in October 2025.

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

Management believes that cash on hand of $472.2 million as of April 28, 2012, cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension contributions and debt service requirements for the next twelve months and foreseeable future.

The Company has planned investments totaling approximately $600 million over a five-year period that began in fiscal year 2011 in key strategic initiatives including store remodels and service improvements; eCommerce; information technology; merchandise planning and processes; marketing and branding; and improved sourcing practices.

Net cash provided by operating activities was $81.4 million for the three months ended April 28, 2012 compared to $22.9 million for the same period in fiscal year 2012. The increase in cash flows from operating activities for the three months ended April 28, 2012 was principally due to a $40.5 million decrease in inventory, net of merchandise payables, as a result of our increased sales trends, an $11.7 million decrease in pension contributions in fiscal year 2013, and a $8.4 million increase in net income for the current period.

Net cash used by investing activities was $25.2 million for the three months ended April 28, 2012 compared to $12.4 million for the same period in fiscal year 2012. The increase in cash used by investing activities primarily resulted from increased purchases of property and equipment resulting from our strategic investments in eCommerce and information technology infrastructure, and proceeds from the sale of short-term investments of $6.2 million in the first quarter of fiscal year 2012.

Net cash used by financing activities was $40.2 million for the three months ended April 28, 2012 compared to $29.2 million for the same period in fiscal year 2012. The increase in cash used by financing activities was primarily due to an $8.3 million increase in dividends paid and a $2.9 million increase in cash paid for withholding taxes in lieu of stock-based compensation shares in the first three months of fiscal year 2013 compared to the same period in fiscal year 2012.

Contractual Obligations and Commercial Commitments

A table representing the scheduled maturities of the Company’s contractual obligations and commercial commitments as of January 28, 2012 was included under the heading “Contractual Obligations and Commercial Commitments” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012. There have been no material changes from the information included in the Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three months ended April 28, 2012 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its consolidated financial position, cash flows or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on April 10, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

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

BELK, INC.

Dated: June 5, 2012	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and Corporate Secretary
(Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley
Brian T. Marley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)