Form 10-Q
period 2012-07-28
BELK INC
filed 2012-09-05
CIK 1051771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 28, 2012

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

At August 28, 2012, the registrant had issued and outstanding 41,815,380 shares of class A common stock and 902,500 shares of class B common stock.

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

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Revenues	$867,944	$831,777	$1,777,742	$1,680,364
Cost of goods sold (including occupancy, distribution and buying expenses)	578,903	555,111	1,181,431	1,117,497
Selling, general and administrative expenses	234,826	227,905	467,687	457,467
Gain on sale of property and equipment	569	599	1,715	1,263
Asset impairment and exit costs	96	(853)	195	(737)

Operating income	54,688	50,213	130,144	107,400
Interest expense, net	(12,418)	(12,396)	(24,944)	(24,921)

Income before income taxes	42,270	37,817	105,200	82,479
Income tax expense	14,899	12,802	37,539	25,595

Net income	$27,371	$25,015	$67,661	$56,884

Basic net income per share	$0.63	$0.55	$1.53	$1.24

Diluted net income per share	$0.63	$0.55	$1.52	$1.24

Weighted average shares outstanding:
Basic	43,342,305	45,179,482	44,180,342	45,795,534
Diluted	43,481,839	45,349,274	44,401,748	46,016,363

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net income	$27,371	$25,015	$67,661	$56,884
Other comprehensive income:
Unrealized gain on interest rate swap, net of $396 and $740 income taxes for the three and six months ended July 28, 2012, respectively and $355 and $658 income taxes for the three and six months ended July 30, 2011, respectively.	363	598	945	1,108
Defined benefit plan adjustments, net of $1,160 and $2,323 income taxes for the three and six months ended July 28, 2012, respectively and $768 and $1,536 income taxes for the three and six months ended July 30, 2011, respectively.	1,957	1,294	3,912	2,587

Total other comprehensive income	2,320	1,892	4,857	3,695

Total comprehensive income	$29,691	$26,907	$72,518	$60,579

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

	July 28, 2012	January 28, 2012
Assets
Current assets:
Cash and cash equivalents	$254,336	$456,272
Accounts receivable, net	43,182	39,431
Merchandise inventory	909,006	887,029
Prepaid income taxes, expenses and other current assets	38,761	22,362

Total current assets	1,245,285	1,405,094
Property and equipment, net of accumulated depreciation and amortization of $1,527,974 and $1,468,243 as of July 28, 2012 and January 28, 2012, respectively.	1,026,495	993,122
Deferred income taxes	59,705	83,034
Other assets	38,576	32,966

Total assets	$2,370,061	$2,514,216

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$260,698	$216,438
Accrued liabilities	210,839	186,820
Accrued income taxes	—	20,684
Deferred income taxes	19,097	27,570
Current installments of long-term debt and capital lease obligations	9,515	108,164

Total current liabilities	500,149	559,676
Long-term debt and capital lease obligations, excluding current installments	410,148	415,515
Retirement obligations and other noncurrent liabilities	283,804	302,795

Total liabilities	1,194,101	1,277,986

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 42.7 and 44.9 million shares issued and outstanding as of July 28, 2012 and January 28, 2012, respectively.	427	449
Paid-in capital	265,722	364,590
Retained earnings	1,079,272	1,045,509
Accumulated other comprehensive loss	(169,461)	(174,318)

Total stockholders’ equity	1,175,960	1,236,230

Total liabilities and stockholders’ equity	$2,370,061	$2,514,216

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at January 28, 2012	44,916	$449	$364,590	$1,045,509	$(174,318)	$1,236,230
Net income	—	—	—	67,661	—	67,661
Other comprehensive income	—	—	—	—	4,857	4,857
Cash dividends	—	—	—	(33,898)	—	(33,898)
Issuance of stock-based compensation	—	—	(4,352)	—	—	(4,352)
Stock-based compensation expense	—	—	6,636	—	—	6,636
Common stock issued	303	3	870	—	—	873
Repurchase and retirement of common stock	(2,501)	(25)	(102,022)	—	—	(102,047)

Balance at July 28, 2012	42,718	$427	$265,722	$1,079,272	$(169,461)	$1,175,960

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 28, 2012	July 30, 2011
Cash flows from operating activities:
Net income	$67,661	$56,884
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and exit costs	195	(737)
Deferred income tax expense	8,435	11,407
Depreciation and amortization expense	60,243	60,766
Stock-based compensation expense	9,004	8,350
(Gain) loss on sale of property and equipment	(400)	52
Amortization of deferred gain on sale and leaseback	(1,315)	(1,315)
Amortization of deferred debt issuance costs	414	512
Increase in:
Accounts receivable, net	(3,751)	(16,917)
Merchandise inventory	(21,977)	(49,218)
Prepaid income taxes, expenses and other assets	(23,648)	(13,960)
Increase (decrease) in:
Accounts payable and accrued liabilities	40,889	51,221
Accrued income taxes	(20,680)	(8,130)
Retirement obligations and other liabilities	(4,459)	(36,769)

Net cash provided by operating activities	110,611	62,146

Cash flows from investing activities:
Purchases of property and equipment	(69,153)	(59,782)
Proceeds from sales of property and equipment	918	995
Proceeds from sales of short-term investments	—	6,150

Net cash used by investing activities	(68,235)	(52,637)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(104,015)	(2,405)
Repurchase and retirement of common stock	(102,047)	(54,996)
Dividends paid	(33,898)	(25,592)
Stock compensation tax benefit	1,858	816
Cash paid for withholding taxes in lieu of stock-based compensation shares	(6,210)	(3,301)

Net cash used by financing activities	(244,312)	(85,478)

Net decrease in cash and cash equivalents	(201,936)	(75,969)
Cash and cash equivalents at beginning of period	456,272	453,403

Cash and cash equivalents at end of period	$254,336	$377,434

Supplemental disclosures of cash flow information:
Income taxes paid	$57,064	$25,860
Interest paid, net of capitalized interest	15,084	30,453
Supplemental schedule of noncash investing activities:
Increase in property and equipment through accrued purchases	$24,489	$17,958
Increase in property and equipment through assumption of capital leases	—	2,837

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2012. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three and six months ended July 28, 2012 may not be indicative of the operating results that may be expected for the full fiscal year.

(2) New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance beginning in the first quarter of fiscal year 2013 when it was required. The adoption of this update did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The total of comprehensive income, the components of net income, and the components of other comprehensive income must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be retrospectively applied to all reporting periods presented. The Company adopted this guidance beginning in the first quarter of fiscal year 2013 when it was required. As this update only relates to financial statement presentation, the adoption did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

(3) Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	July 28, 2012	January 28, 2012
	(in thousands)
Unrealized loss on interest rate swap, net of $740 of income taxes as of January 28, 2012.	$—	$(945)
Defined benefit plans, net of $101,977 and $104,300 of income taxes as of July 28, 2012 and January 28, 2012, respectively.	(169,461)	(173,373)

Accumulated other comprehensive loss	$(169,461)	$(174,318)

(4) Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets and liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of July 28, 2012, the Company held company-owned life insurance measured at fair value on a recurring basis.

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

The Company occasionally enters into interest rate swap agreements with financial institutions to manage the exposure to changes in interest rates. When doing so, the fair value of interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreement, taking into account the current creditworthiness of the swap counterparties. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented. Additionally, the change in the fair value of a swap designated as a cash flow hedge is marked to market through accumulated other comprehensive income.

The Company’s assets and liabilities measured at fair value on a recurring basis at July 28, 2012 and January 28, 2012, respectively, were as follows:

	Fair Value at July 28, 2012				Fair Value at January 28, 2012
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets measured at fair value
Company-owned life insurance (a)	$—	$22,649	$—	$22,649	$—	$15,884	$—	$15,884
Liabilities measured at fair value
Interest rate swap liability (b)	$—	$—	$—	$—	$—	$1,685	$—	$1,685

(a)	Amounts are presented net of loans that are secured by some of these policies of $135.2 million and $137.3 million at July 28, 2012 and January 28, 2012, respectively.
(b)	On July 12, 2012, the underlying $80.0 million floating rate senior note matured and was repaid using cash on hand. It became current as of July 2011, and the interest rate swap liability was reclassified to accrued liabilities in the current liabilities section as presented in the condensed consolidated balance sheet.

Certain long-lived assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to long-lived assets are determined using expected future cash flow analyses. The Company estimates future cash flows based on historical experience and its expectation of future performance. The analyses use discounted cash flows and take into consideration any anticipated salvage value or sales price for the store. The analyses also assume available option periods through 20 years unless there is a real estate event. The Company classifies these measurements as Level 3. There were no significant impairments of long-lived assets for the three and six months ended July 28, 2012 and July 30, 2011.

The following table presents the carrying amounts and estimated fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets. The Company classifies these measurements as Level 2. As of July 28, 2012, these included the Company’s fixed rate long-term debt, including the current portion.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	July 28, 2012		January 28, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
(in thousands)
Long-term debt, including current portion (excluding capitalized leases)	$392,780	$415,867	$492,780	$527,735

The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

(5) Asset Impairment and Exit Costs

During the three and six months ended July 30, 2011, the Company recorded $0.9 million revision to a previously estimated lease termination reserve.

(6) Borrowings

On July 12, 2012, the Company paid, upon maturity, $80.0 million of its floating rate senior note and $20.0 million of its 5.05% fixed rate senior note. The $80.0 million floating rate senior note had an associated interest rate swap, with a fixed interest rate of 5.2%, designated as a cash flow hedge of variable interest payments.

(7) Income Taxes

Income tax expense for the three months ended July 28, 2012 was $14.9 million, or 35.2% of pre-tax income, compared to $12.8 million, or 33.9%, for the three months ended July 30, 2011. The increase in the rate was due primarily to the $0.7 million release of a portion of the valuation allowance in the prior year due to projected utilization of state income tax net operating losses.

Income tax expense for the six months ended July 28, 2012 was $37.5 million, or 35.7% of pre-tax income, compared to $25.6 million, or 31.0%, for the six months ended July 30, 2011. The increase in the rate was due primarily to a $2.3 million reduction in the accrual for uncertain tax reserves during the first quarter of fiscal year 2012, which was the result of expired state related statutes of limitations.

Due to a change in an IRS audit policy regarding capitalization of costs relating to tangible property, the Company, during the first quarter of fiscal year 2013, reduced the overall reserve for uncertain tax positions by $6.5 million, which resulted in a reduction in deferred tax assets with no effect on current period income tax expense. The overall reserve was $22.0 million for the fiscal year ended January 28, 2012 and $16.7 million as of July 28, 2012.

(8) Pension, SERP and Postretirement Benefits

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

The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)
Service cost	$—	$—	$38	$26	$29	$27
Interest cost	5,854	6,373	140	155	266	300
Expected return on plan assets	(7,240)	(7,017)	—	—	—	—
Amortization of transition obligation	—	—	—	—	49	65
Amortization of net loss	2,842	1,967	119	64	107	(34)

Net periodic benefit expense	$1,456	$1,323	$297	$245	$451	$358

	Six Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)
Service cost	$—	$—	$76	$51	$58	$54
Interest cost	11,708	12,746	280	310	532	600
Expected return on plan assets	(14,480)	(14,033)	—	—	—	—
Amortization of transition obligation	—	—	—	—	98	131
Amortization of net loss	5,684	3,933	238	128	214	(69)

Net periodic benefit expense	$2,912	$2,646	$594	$489	$902	$716

During the three months and six months ended July 28, 2012, the Company made contributions to its Pension Plan of $4.5 million and $9.0 million, respectively. The Company expects to make additional contributions totaling approximately $9.0 million to the Pension Plan before fiscal year end. During the three and six months ended July 30, 2011, the Company made discretionary contributions to its Pension Plan of $16.2 million and $32.4 million, respectively.

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

The reconciliation of basic and diluted shares for the three and six months ended July 28, 2012 and July 30, 2011, are as follows:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Basic Shares	43,342,305	45,179,482	44,180,342	45,795,534
Dilutive contingently-issuable non-vested share awards	138,238	162,893	217,598	214,928
Dilutive contingently-issuable vested share awards	1,296	6,899	3,808	5,901

Diluted Shares	43,481,839	45,349,274	44,401,748	46,016,363

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10) Repurchase of Common Stock

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

Overview

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned mainline department store business in the United States. As of July 28, 2012, the Company had 303 stores in 16 states, located primarily in the southern United States. The Company generated revenues of $3.7 billion for the fiscal year ended January 28, 2012, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.

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

The Company’s revenues increased 4.3% in the second quarter of fiscal year 2013 to $867.9 million due primarily to a continuation of positive sales trends and execution of the Company’s key strategies. Comparable store revenues increased 4.9%. The Company calculates comparable store revenue as sales from stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Stores undergoing remodeling, expansion or relocation remain in the comparable store revenue calculation. Definitions and calculations of comparable store revenue differ among companies in the retail industry. Operating income increased to $54.7 million in the second quarter of fiscal year 2013 compared to $50.2 million during the same period in fiscal year 2012. Net income increased to $27.4 million or $0.63 per basic and diluted share in the second quarter of fiscal year 2013 compared to $25.0 million or $0.55 per basic and diluted share during the same period in fiscal year 2012. The increase in net income was due primarily to continued positive results from initiatives focused on increasing revenues and improving operating margin performance.

The Company’s revenues increased 5.8% in the first six months of fiscal year 2013 to $1,777.7 million. Comparable store sales increased 6.2%. Operating income increased to $130.1 million in the first six months of fiscal year 2013 compared to $107.4 million during the same period in fiscal year 2012. Net income increased to $67.7 million or $1.53 per basic share and $1.52 per diluted share compared to $56.9 million or $1.24 per basic and diluted share during the same period in fiscal year 2012. The increase in net income was due primarily to continued positive results from initiatives focused on increasing revenues and improving operating margin performance.

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

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (including occupancy, distribution and buying expenses)	66.7	66.7	66.5	66.5
Selling, general and administrative expenses	27.1	27.4	26.3	27.2
Gain on sale of property and equipment	0.1	0.1	0.1	0.1
Asset impairment and exit costs	—	(0.1)	—	—
Operating income	6.3	6.0	7.3	6.4
Interest expense, net	1.4	1.5	1.4	1.5
Income before income taxes	4.9	4.5	5.9	4.9
Income tax expense	1.7	1.5	2.1	1.5
Net income	3.2	3.0	3.8	3.4

Comparable store net revenue increase	4.9	5.2	6.2	5.5

Revenues

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes for the periods as reflected in the table below.

	Three Months Ended		Six Months Ended
Merchandise Areas	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Women’s	38%	39%	37%	38%
Cosmetics, Shoes and Accessories	31	31	32	32
Men’s	18	17	17	16
Home	8	8	8	8
Children’s	5	5	6	6

Total	100%	100%	100%	100%

Comparison of the Three and Six Months Ended July 28, 2012 and July 30, 2011

Revenues. The Company’s revenues for the three months ended July 28, 2012 increased 4.3%, or $36.2 million, to $867.9 million from $831.8 million during the same period in fiscal year 2012. The increase is primarily attributable to a 4.9% increase in revenues from comparable stores.

The Company’s revenues for the six months ended July 28, 2012 increased 5.8%, or $97.4 million, to $1,777.7 million from $1,680.4 million during the same period in fiscal year 2012. The increase is primarily attributable to a 6.2% increase in revenues from comparable stores, partially offset by a decrease in revenues from closed stores of $1.8 million.

Cost of goods sold. Cost of goods sold was $578.9 million, or 66.7% of revenues, for the three months ended July 28, 2012 compared to $555.1 million, or 66.7% of revenues, for the same period in fiscal year 2012. The increase in cost of goods sold was attributable to an increase in revenues for the three months ended July 28, 2012.

Cost of goods sold was $1,181.4 million, or 66.5% of revenues, for the six months ended July 28, 2012 compared to $1,117.5 million, or 66.5% of revenues, for the same period in fiscal year 2012. The increase in cost of goods sold was attributable to an increase in revenues for the six months ended July 28, 2012.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $234.8 million, or 27.1% of revenues for the three months ended July 28, 2012, compared to $227.9 million, or 27.4% of revenues for the same period in fiscal year 2012. The increase in SG&A expenses was primarily due to an increase in payroll, employee benefits, and professional services for the three months ended July 28, 2012.

SG&A expenses were $467.7 million, or 26.3% of revenues for the six months ended July 28, 2012, compared to $457.5 million, or 27.2% of revenues for the same period in fiscal year 2012. The increase in SG&A expenses was primarily due to an increase in payroll and employee benefits for the six months ended July 28, 2012. The SG&A expense rate decreased due to the 6.2% increase in comparable store revenues combined with a decrease in depreciation expense.

Asset Impairment and Exit Costs. During the three and six months ended July 30, 2011, the Company recorded a $0.9 million revision to a previously estimated lease termination reserve.

Income tax expense. Income tax expense for the three months ended July 28, 2012 was $14.9 million, or 35.2% of pre-tax income, compared to $12.8 million, or 33.9%, for the three months ended July 30, 2011. The increase in the rate was due primarily to the $0.7 million release of a portion of the valuation allowance in the prior year due to projected utilization of state income tax net operating losses.

Income tax expense for the six months ended July 28, 2012 was $37.5 million, or 35.7% of pre-tax income, compared to $25.6 million, or 31.0%, for the six months ended July 30, 2011. The increase in the rate was due primarily to a $2.3 million reduction in the accrual for uncertain tax reserves during the first quarter of fiscal year 2012, which was the result of expired state related statutes of limitations.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand of $254.3 million as of July 28, 2012, cash flows from operations, and borrowings under the $350.0 million credit facility.

The credit facility, which matures in November 2015, allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at July 28, 2012 using LIBOR plus 125 basis points, or 1.50%. The credit facility contains restrictive financial covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, by pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. At July 28, 2012, the maximum leverage ratio allowed under the credit facility was 4.0, and the calculated leverage ratio was 1.87. The Company was in compliance with all covenants as of July 28, 2012 and expects to remain in compliance with all debt covenants for the next twelve months and foreseeable future. As of July 28, 2012, the Company had $40.4 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $309.6 million.

The senior notes have restrictive covenants that are similar to the Company’s credit facility, and had the following terms as of July 28, 2012:

Amount (in millions)	Type of Rate	Rate	Maturity Date
$100.0	Fixed	5.31%	July 2015
125.0	Fixed	6.20%	August 2017
50.0	Fixed	5.70%	November 2020
100.0	Fixed	5.21%	January 2022

$375.0

Additionally, the Company has a $17.8 million, 20-year variable rate, 0.21% at July 28, 2012, state bond facility which matures in October 2025.

On July 12, 2012, the Company paid, upon maturity, $80.0 million of its floating rate senior note and $20.0 million of its 5.05% fixed rate senior note. The $80.0 million floating rate senior note had an associated interest rate swap, with a fixed interest rate of 5.2%, designated as a cash flow hedge of variable interest payments.

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

The Company utilized derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. As of July 28, 2012, the Company does not have any interest rate swaps outstanding. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. These swap agreements were used to reduce the potential impact of increases in interest rates on variable rate debt. The difference between the fixed rate leg and the variable rate leg of the swap, to be paid or received, was accrued and recognized as an adjustment to interest expense. Additionally, the change in the fair value of a swap designated as a cash flow hedge was marked to market through accumulated other comprehensive income.

Management believes that cash on hand of $254.3 million as of July 28, 2012, cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension contributions and debt service requirements for the next twelve months and foreseeable future.

The Company has planned investments totaling approximately $600 million over a five-year period that began in fiscal year 2011 in key strategic initiatives including store remodels and service improvements; eCommerce; information technology; merchandise planning and processes; marketing and branding; and improved sourcing practices.

Net cash provided by operating activities was $110.6 million for the six months ended July 28, 2012 compared to $62.1 million for the same period in fiscal year 2012. The increase in cash flows from operating activities for the six months ended July 28, 2012 was principally due to a $31.1 million decrease in inventory, net of merchandise payables, as a result of our increased sales trends, a $23.4 million decrease in pension contributions in fiscal year 2013, and a $10.8 million increase in net income for the current period.

Net cash used by investing activities was $68.2 million for the six months ended July 28, 2012 compared to $52.6 million for the same period in fiscal year 2012. The increase in cash used by investing activities primarily resulted from increased purchases of property and equipment resulting from our strategic investments in eCommerce and information technology infrastructure, and proceeds from the sale of short-term investments of $6.2 million in the first quarter of fiscal year 2012.

Net cash used by financing activities was $244.3 million for the six months ended July 28, 2012 compared to $85.5 million for the same period in fiscal year 2012. The increase in cash used by financing activities primarily relates to the $100.0 million payment of senior notes, a $47.1 million increase in the repurchase and retirement of common stock and an $8.3 million increase in dividends paid.

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

There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three and six months ended July 28, 2012 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on April 10, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)), as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed on June 5, 2012).

3.2	Form of Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004), as amended by the First Amendment to the Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K, filed on June 5, 2012).

4.1	Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)), as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed on June 5, 2012).

4.2	Articles I and IV of the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELK, INC.

Dated: September 5, 2012	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and Corporate Secretary
(Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley
Brian T. Marley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)