Form 10-Q
period 2012-10-27
BELK INC
filed 2012-12-04
CIK 1051771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 27, 2012

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

Registrant’s Telephone Number, including Area Code(704) 357-1000

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

At November 27, 2012, the registrant had issued and outstanding 43,813,861 shares of class A common stock and 904,019 shares of class B common stock.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Revenues	$837,487	$790,690	$2,615,229	$2,471,054
Cost of goods sold (including occupancy, distribution and buying expenses)	574,211	545,573	1,755,642	1,663,071
Selling, general and administrative expenses	238,344	231,051	706,029	688,518
Gain on sale of property and equipment	1,110	542	2,825	1,805
Asset impairment and exit costs	(645)	1,563	(450)	826

Operating income	26,687	13,045	156,833	120,444
Interest expense, net	(11,121)	(12,248)	(36,065)	(37,168)

Income before income taxes	15,566	797	120,768	83,276
Income tax expense	4,421	202	41,961	25,797

Net income	$11,145	$595	$78,807	$57,479

Basic and diluted net income per share	$0.26	$0.01	$1.80	$1.26

Weighted average shares outstanding:
Basic	42,717,880	44,916,349	43,692,854	45,502,472
Diluted	42,865,740	45,086,141	43,889,746	45,706,289

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Net income	$11,145	$595	$78,807	$57,479
Other comprehensive income:
Unrealized gain on interest rate swap, net of $740 income taxes for the nine months ended October 27, 2012, and $367 and $1,025 income taxes for the three and nine months ended October 29, 2011, respectively.	—	618	945	1,726
Defined benefit plan adjustments, net of $1,160 and $3,484 income taxes for the three and nine months ended October 27, 2012, respectively and $768 and $2,304 income taxes for the three and nine months ended October 29, 2011, respectively.	1,957	1,294	5,868	3,881

Total other comprehensive income	1,957	1,912	6,813	5,607

Total comprehensive income	$13,102	$2,507	$85,620	$63,086

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

	October 27,	January 28,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$143,391	$456,272
Accounts receivable, net	35,805	39,431
Merchandise inventory	1,253,403	887,029
Prepaid income taxes, expenses and other current assets	41,419	22,362

Total current assets	1,474,018	1,405,094
Property and equipment, net of accumulated depreciation and amortization of $1,526,860 and $1,468,243 as of October 27, 2012 and January 28, 2012, respectively.	1,062,200	993,122
Deferred income taxes	54,165	83,034
Other assets	48,417	32,966

Total assets	$2,638,800	$2,514,216

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$489,967	$216,438
Accrued liabilities	251,205	186,820
Accrued income taxes	—	20,684
Deferred income taxes	16,454	27,570
Current installments of long-term debt and capital lease obligations	27,024	108,164

Total current liabilities	784,650	559,676
Long-term debt and capital lease obligations, excluding current installments	390,586	415,515
Retirement obligations and other noncurrent liabilities	271,373	302,795

Total liabilities	1,446,609	1,277,986

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 42.7 and 44.9 million shares issued and outstanding as of October 27, 2012 and January 28, 2012, respectively.	427	449
Paid-in capital	268,851	364,590
Retained earnings	1,090,418	1,045,509
Accumulated other comprehensive loss	(167,505)	(174,318)

Total stockholders’ equity	1,192,191	1,236,230

Total liabilities and stockholders’ equity	$2,638,800	$2,514,216

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at January 28, 2012	44,916	$449	$364,590	$1,045,509	$(174,318)	$1,236,230
Net income	—	—	—	78,807	—	78,807
Other comprehensive income	—	—	—	—	6,813	6,813
Cash dividends	—	—	—	(33,898)	—	(33,898)
Issuance of stock-based compensation	—	—	(4,352)	—	—	(4,352)
Stock-based compensation expense	—	—	9,765	—	—	9,765
Common stock issued	303	3	870	—	—	873
Repurchase and retirement of common stock	(2,501)	(25)	(102,022)	—	—	(102,047)

Balance at October 27, 2012	42,718	$427	$268,851	$1,090,418	$(167,505)	$1,192,191

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 27,	October 29,
	2012	2011
Cash flows from operating activities:
Net income	$78,807	$57,479
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and exit costs	(450)	826
Deferred income tax expense	10,412	13,888
Depreciation and amortization expense	90,911	92,265
Stock-based compensation expense	13,254	12,986
(Gain) loss on sale of property and equipment	(853)	167
Amortization of deferred gain on sale and leaseback	(1,972)	(1,972)
Amortization of deferred debt issuance costs	623	769
Increase (decrease) in:
Accounts receivable, net	4,516	(568)
Merchandise inventory	(366,374)	(355,881)
Prepaid income taxes, expenses and other assets	(36,967)	(18,883)
Increase (decrease) in:
Accounts payable and accrued liabilities	306,910	268,727
Accrued income taxes	(20,684)	(10,004)
Retirement obligations and other liabilities	(13,325)	(58,468)

Net cash provided by operating activities	64,808	1,331

Cash flows from investing activities:
Purchases of property and equipment	(133,592)	(107,394)
Proceeds from sales of property and equipment	2,269	1,036
Proceeds from sales of short-term investments	—	6,150

Net cash used by investing activities	(131,323)	(100,208)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(106,069)	(3,841)
Repurchase and retirement of common stock	(102,047)	(54,996)
Dividends paid	(33,898)	(25,592)
Stock compensation tax benefit	1,858	816
Cash paid for withholding taxes in lieu of stock-based compensation shares	(6,210)	(3,301)

Net cash used by financing activities	(246,366)	(86,914)

Net decrease in cash and cash equivalents	(312,881)	(185,791)
Cash and cash equivalents at beginning of period	456,272	453,403

Cash and cash equivalents at end of period	$143,391	$267,612

Supplemental disclosures of cash flow information:
Income taxes paid	$59,751	$26,220
Interest paid, net of capitalized interest	21,747	21,804
Supplemental schedule of noncash investing activities:
Increase in property and equipment through accrued purchases	$27,975	$28,962
Increase in property and equipment through assumption of capital leases	—	11,518

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2012. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three and nine months ended October 27, 2012 may not be indicative of the operating results that may be expected for the full fiscal year.

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

(3)	Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	October 27,	January 28,
	2012	2012
	(in thousands)
Unrealized loss on interest rate swap, net of $740 of income taxes as of January 28, 2012.	$—	$(945)
Defined benefit plans, net of $100,816 and $104,300 of income taxes as of October 27, 2012 and January 28, 2012, respectively.	(167,505)	(173,373)

Accumulated other comprehensive loss	$(167,505)	$(174,318)

(4)	Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets and liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of October 27, 2012, the Company held company-owned life insurance measured at fair value on a recurring basis.

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

The Company has in the past entered into interest rate swap agreements with financial institutions to manage the exposure to changes in interest rates. When doing so, the fair value of interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreement, taking into account the current creditworthiness of the swap counterparties. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented. Additionally, the change in the fair value of a swap designated as a cash flow hedge is marked to market through accumulated other comprehensive income.

The Company’s assets and liabilities measured at fair value on a recurring basis at October 27, 2012 and January 28, 2012, respectively, were as follows:

	Fair Value at October 27, 2012				Fair Value at January 28, 2012
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets measured at fair value
Company-owned life insurance (a)	$—	$33,238	$—	$33,238	$—	$15,884	$—	$15,884
Liabilities measured at fair value
Interest rate swap liability (b)	$—	$—	$—	$—	$—	$1,685	$—	$1,685

(a)	Amounts are presented net of loans that are secured by some of these policies of $135.2 million and $137.3 million at October 27, 2012 and January 28, 2012, respectively.
(b)

On July 12, 2012, the underlying $80.0 million floating rate senior note matured and was repaid using cash on hand. It became current as of July 2011, and the interest rate swap liability was reclassified to accrued liabilities in the current liabilities section as presented in the condensed consolidated balance sheet.

Certain long-lived assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to long-lived assets are determined using expected future cash flow analyses. The Company estimates future cash flows based on historical experience and its expectation of future performance. The analyses use discounted cash flows and take into consideration any anticipated salvage value or sales price for the store. The analyses also assume available option periods through 20 years unless there is a real estate event. The Company classifies these measurements as Level 3. There were no significant impairments of long-lived assets for the three and nine months ended October 27, 2012 and October 29, 2011.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying amounts and estimated fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets. The Company classifies these measurements as Level 2. As of October 27, 2012, these included the Company’s fixed rate long-term debt, including the current portion.

	October 27, 2012		January 28, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
(in thousands)
Long-term debt, including current portion (excluding capitalized leases)	$392,780	$416,711	$492,780	$527,735

The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

(5)	Asset Impairment and Exit Costs

During the three months ended October 27, 2012, the Company recorded a $0.7 million rent adjustment due to space reductions at two stores which were previously dual-box locations. In addition, during the nine months ended October 27, 2012, the Company recorded a $0.2 million charge for exit costs primarily associated with the closing of two stores.

During the three months ended October 29, 2011, the Company recorded a $3.5 million net charge for exit costs associated with the closing of one store, partially offset by a $2.0 million revision to a previously estimated lease termination reserve. In addition, during the nine months ended October 29, 2011, the Company recorded a $0.9 million revision to a previously estimated lease termination reserve.

(6)	Gain on Property and Equipment

During the three months ended October 27, 2012, the Company sold a former store location it was holding for sale, which resulted in a gain of $0.4 million. In addition, during the nine months ended October 27, 2012, the Company recognized a total gain of $1.0 million for insurance proceeds in excess of the net book value of property damaged by floods.

(7)	Borrowings

On July 12, 2012, the Company paid, upon maturity, $80.0 million of its floating rate senior note and $20.0 million of its 5.05% fixed rate senior note. The $80.0 million floating rate senior note had an associated interest rate swap, with a fixed interest rate of 5.2%, designated as a cash flow hedge of variable interest payments.

(8)	Income Taxes

Income tax expense for the three months ended October 27, 2012 was $4.4 million, or 28.4% of pre-tax income, compared to $0.2 million, or 25.3%, for the three months ended October 29, 2011. The increase in the rate was due primarily to a reduction in the accrual for uncertain tax positions during the third quarter of fiscal year 2012, which was the result of expired state statutes of limitations. This was partially offset by an additional work opportunity tax credit recognized in the third quarter of fiscal year 2013.

Income tax expense for the nine months ended October 27, 2012 was $42.0 million, or 34.7% of pre-tax income, compared to $25.8 million, or 31.0%, for the nine months ended October 29, 2011. The increase in the rate was due primarily to a $2.5 million reduction in the accrual for uncertain tax positions during the first and third quarters of fiscal year 2012, both of which were the result of expired state statutes of limitations. This was partially offset by a $1.2 million additional work opportunity tax credit recognized in the third quarter of fiscal year 2013.

Due to a change in an IRS audit policy regarding capitalization of costs relating to tangible property, the Company, during the first quarter of fiscal year 2013, reduced the overall reserve for uncertain tax positions by $6.5 million, which resulted in a reduction in deferred tax assets with no effect on current period income tax expense. The overall reserve was $22.0 million for the fiscal year ended January 28, 2012 and $16.9 million as of October 27, 2012.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9)	Pension, SERP and Postretirement Benefits

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

The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	October 27,	October 29,	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011	2012	2011
			(in thousands)
Service cost	$—	$—	$38	$26	$29	$27
Interest cost	5,854	6,373	140	155	266	300
Expected return on plan assets	(7,240)	(7,017)	—	—	—	—
Amortization of transition obligation	—	—	—	—	49	65
Amortization of net loss	2,842	1,967	119	64	107	(34)

Net periodic benefit expense	$1,456	$1,323	$297	$245	$451	$358

	Nine Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	October 27,	October 29,	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011	2012	2011
			(in thousands)
Service cost	$—	$—	$114	$77	$87	$81
Interest cost	17,562	19,119	420	465	798	901
Expected return on plan assets	(21,720)	(21,050)	—	—	—	—
Amortization of transition obligation	—	—	—	—	147	196
Amortization of net loss	8,526	5,900	357	192	321	(103)

Net periodic benefit expense	$4,368	$3,969	$891	$734	$1,353	$1,075

During the three and nine months ended October 27, 2012, the Company made contributions to its Pension Plan of $9.0 million and $18.0 million, respectively. The Company does not expect to make additional contributions to the Pension Plan before fiscal year end. During the three and nine months ended October 29, 2011, the Company made discretionary contributions to its Pension Plan of $19.2 million and $51.5 million, respectively.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of basic and diluted shares for the three and nine months ended October 27, 2012 and October 29, 2011, are as follows:

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Basic Shares	42,717,880	44,916,349	43,692,854	45,502,472
Dilutive contingently-issuable non-vested share awards	146,139	162,893	192,941	197,583
Dilutive contingently-issuable vested share awards	1,721	6,899	3,951	6,234

Diluted Shares	42,865,740	45,086,141	43,889,746	45,706,289

(11)	Repurchase of Common Stock

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest privately owned mainline department store business in the United States. As of October 27, 2012, the Company had 301 stores in 16 states, located primarily in the southern United States. The Company generated revenues of $3.7 billion for the fiscal year ended January 28, 2012, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.

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

The Company’s revenues increased 5.9% in the third quarter of fiscal year 2013 to $837.5 million due primarily to a continuation of positive sales trends and execution of the Company’s key strategic initiatives. Comparable store revenues increased 5.8%. The Company calculates comparable store revenue as sales from stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Stores undergoing remodeling, expansion or relocation remain in the comparable store revenue calculation. Definitions and calculations of comparable store revenue differ among companies in the retail industry. Operating income increased to $26.7 million in the third quarter of fiscal year 2013 compared to $13.0 million during the same period in fiscal year 2012. Net income increased to $11.1 million or $0.26 per basic and diluted share in the third quarter of fiscal year 2013 compared to $0.6 million or $0.01 per basic and diluted share during the same period in fiscal year 2012. The increase in net income was due primarily to continued positive results from initiatives focused on increasing revenues and improving operating margin performance.

The Company’s revenues increased 5.8% in the first nine months of fiscal year 2013 to $2,615.2 million. Comparable store sales increased 6.1%. Operating income increased to $156.8 million in the first nine months of fiscal year 2013 compared to $120.4 million during the same period in fiscal year 2012. Net income increased to $78.8 million or $1.80 per basic and diluted share compared to $57.5 million or $1.26 per basic and diluted share during the same period in fiscal year 2012. The increase in net income was due primarily to continued positive results from initiatives focused on increasing revenues and improving operating margin performance.

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

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (including occupancy, distribution and buying expenses)	68.6	69.0	67.1	67.3
Selling, general and administrative expenses	28.5	29.2	27.0	27.9
Gain on sale of property and equipment	0.1	0.1	0.1	0.1
Asset impairment and exit costs	(0.1)	0.2	—	—
Operating income	3.2	1.6	6.0	4.9
Interest expense, net	1.3	1.5	1.4	1.5
Income before income taxes	1.9	0.1	4.6	3.4
Income tax expense	0.5	—	1.6	1.0
Net income	1.3	0.1	3.0	2.3

Comparable store net revenue increase	5.8	6.6	6.1	5.8

Revenues

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes for the periods as reflected in the table below.

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
Merchandise Areas	2012	2011	2012	2011
Women’s	33%	34%	36%	37%
Cosmetics, Shoes and Accessories	34	34	33	33
Men’s	16	15	16	16
Home	9	9	8	8
Children’s	8	8	7	6

Total	100%	100%	100%	100%

Comparison of the Three and Nine Months Ended October 27, 2012 and October 29, 2011

Revenues. The Company’s revenues for the three months ended October 27, 2012 increased 5.9%, or $46.8 million, to $837.5 million from $790.7 million during the same period in fiscal year 2012. The increase is primarily attributable to a 5.8% increase in revenues from comparable stores.

The Company’s revenues for the nine months ended October 27, 2012 increased 5.8%, or $144.2 million, to $2,615.2 million from $2,471.1 million during the same period in fiscal year 2012. The increase is primarily attributable to a 6.1% increase in revenues from comparable stores, partially offset by a decrease in revenues from closed stores of $6.1 million.

Cost of goods sold. Cost of goods sold was $574.2 million, or 68.6% of revenues, for the three months ended October 27, 2012 compared to $545.6 million, or 69.0% of revenues, for the same period in fiscal year 2012. The increase in cost of goods sold was attributable to an increase in revenues for the three months ended October 27, 2012.

Cost of goods sold was $1,755.6 million, or 67.1% of revenues, for the nine months ended October 27, 2012 compared to $1,663.1 million, or 67.3% of revenues, for the same period in fiscal year 2012. The increase in cost of goods sold was attributable to an increase in revenues for the nine months ended October 27, 2012.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $238.3 million, or 28.5% of revenues for the three months ended October 27, 2012, compared to $231.1 million, or 29.2% of revenues for the same period in fiscal year 2012. The increase in SG&A expenses was primarily due to an increase in payroll, employee benefits, and advertising for the three months ended October 27, 2012. The SG&A expense rate decreased due to the 5.8% increase in comparable store revenues and increase in credit income combined with a decrease in depreciation expense.

SG&A expenses were $706.0 million, or 27.0% of revenues for the nine months ended October 27, 2012, compared to $688.5 million, or 27.9% of revenues for the same period in fiscal year 2012. The increase in SG&A expenses was primarily due to an increase in payroll, employee benefits, advertising, and professional services for the nine months ended October 27, 2012. The SG&A expense rate decreased due to the 6.1% increase in comparable store revenues and increase in credit income combined with a decrease in depreciation expense.

Income tax expense. Income tax expense for the three months ended October 27, 2012 was $4.4 million, or 28.4% of pre-tax income, compared to $0.2 million, or 25.3%, for the three months ended October 29, 2011. The increase in the rate was due primarily to a reduction in the accrual for uncertain tax positions during the third quarter of fiscal year 2012, which was the result of expired state statutes of limitations. This was partially offset by an additional work opportunity tax credit recognized in the third quarter of fiscal year 2013.

Income tax expense for the nine months ended October 27, 2012 was $42.0 million, or 34.7% of pre-tax income, compared to $25.8 million, or 31.0%, for the nine months ended October 29, 2011. The increase in the rate was due primarily to a $2.5 million reduction in the accrual for uncertain tax positions during the first and third quarters of fiscal year 2012, both of which were the result of expired state statutes of limitations. This was partially offset by a $1.2 million additional work opportunity tax credit recognized in the third quarter of fiscal year 2013.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand of $143.4 million as of October 27, 2012, cash flows from operations, and borrowings under the $350.0 million credit facility.

The credit facility, which matures in November 2015, allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at October 27, 2012 using LIBOR plus 125 basis points, or 1.46%. The credit facility contains restrictive financial covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and last four quarters of rent expense multiplied by a factor of eight, by the last four quarters of pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. At October 27, 2012, the maximum leverage ratio allowed under the credit facility was 4.0, and the calculated leverage ratio was 1.83. The Company was in compliance with all covenants as of October 27, 2012 and expects to remain in compliance with all debt covenants for the next twelve months and foreseeable future. As of October 27, 2012, the Company had $40.4 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $309.6 million.

The senior notes have restrictive covenants that are similar to the Company’s credit facility, and had the following terms as of October 27, 2012:

Amount (in millions)	Type of Rate	Rate	Maturity Date
$ 100.0	Fixed	5.31%	July 2015
125.0	Fixed	6.20%	August 2017
50.0	Fixed	5.70%	November 2020
100.0	Fixed	5.21%	January 2022

$ 375.0

Additionally, the Company has a $17.8 million, 20-year variable rate, 0.21% at October 27, 2012, state bond facility which matures in October 2025. This amount was reclassified to current liabilities on the condensed consolidated balance sheet as of October 27, 2012, as the Company intends to pre-pay the bond within the next twelve months. Associated with this bond is an $18.0 million standby letter of credit outstanding under the credit facility, which will be cancelled upon pre-payment of the $17.8 million state bond facility.

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

The Company utilized derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. As of October 27, 2012, the Company does not have any interest rate swaps outstanding. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. These swap agreements were used to reduce the potential impact of increases in interest rates on variable rate debt. The difference between the fixed rate leg and the variable rate leg of the swap, to be paid or received, was accrued and recognized as an adjustment to interest expense. Additionally, the change in the fair value of a swap designated as a cash flow hedge was marked to market through accumulated other comprehensive income.

Management believes that cash on hand of $143.4 million as of October 27, 2012, cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension contributions and debt service requirements for the next twelve months and foreseeable future.

The Company has planned investments totaling approximately $600 million over a five-year period that began in fiscal year 2011 in key strategic initiatives including store remodels and service improvements; eCommerce; information technology; merchandise planning and processes; marketing and branding; and improved sourcing practices.

Net cash provided by operating activities was $64.8 million for the nine months ended October 27, 2012 compared to $1.3 million for the same period in fiscal year 2012. The increase in cash flows from operating activities for the nine months ended October 27, 2012 was principally due to a $33.5 million decrease in pension contributions in fiscal year 2013, and a $21.3 million increase in net income for the current period.

Net cash used by investing activities was $131.3 million for the nine months ended October 27, 2012 compared to $100.2 million for the same period in fiscal year 2012. The increase in cash used by investing activities primarily resulted from increased purchases of property and equipment resulting from our strategic investments in eCommerce and information technology infrastructure, and proceeds from the sale of short-term investments of $6.2 million in the first quarter of fiscal year 2012.

Net cash used by financing activities was $246.4 million for the nine months ended October 27, 2012 compared to $86.9 million for the same period in fiscal year 2012. The increase in cash used by financing activities primarily relates to the $100.0 million payment of senior notes, a $47.1 million increase in the repurchase and retirement of common stock and an $8.3 million increase in dividends paid.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three and nine months ended October 27, 2012 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

BELK, INC.

Dated: December 4, 2012	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and
Corporate Secretary
(Authorized Officer of the Registrant)

	By:	/s/ Brian T. Marley
Brian T. Marley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)