Form 10-K
period 2013-02-02
BELK INC
filed 2013-04-17
CIK 1051771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) as of July 28, 2012 (based on the price at which the common equity was last sold on July 27, 2012, the date closest to the last business day of the Company’s most recently completed second fiscal quarter) was $529,256,640. 43,013,745 shares of common stock were outstanding as of April 5, 2013, comprised of 41,813,861 shares of the Registrant’s Class A Common Stock, par value $0.01, and 1,199,884 shares of the Registrant’s Class B Common Stock, par value $0.01.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2013 are incorporated herein by reference in Part III.

BELK, INC

i

PART I

Item 1.	Business

General

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest family owned and operated department store business in the United States, with 301 stores in 16 states, as of the fiscal year ended February 2, 2013. Located primarily in the southern United States, the Company generated revenues of $4.0 billion for the fiscal year 2013, and together with its predecessors, has been successfully operating department stores since 1888. Belk is committed to providing its customers a compelling shopping experience and merchandise that reflects “Modern. Southern. Style.”

The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to each January 31. Fiscal year 2014 will contain 52 weeks and will end on February 1, 2014. Fiscal year 2013 contained 53 weeks and ended on February 2, 2013, while fiscal years 2012 and 2011 contained 52 weeks and ended on January 28, 2012 and January 29, 2011, respectively.

Belk seeks to provide customers with a convenient and enjoyable shopping experience both in stores and online at belk.com, by offering an appealing merchandise mix that includes extensive assortments of brands, styles, and sizes. Belk stores and belk.com sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, fine jewelry, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.

The Company operates 93 stores that exceed 100,000 square feet in size, although the majority of Belk stores range in size from 60,000 to 100,000 square feet. Most of the Belk stores are anchor tenants in major regional malls or in open-air shopping centers in medium and smaller markets. In the aggregate, the Belk stores occupy approximately 22.7 million square feet of selling space.

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

Business Strategy

Belk adopted a new mission and vision as part of its re-branding launch in the third quarter of fiscal year 2011. The mission is “to satisfy the modern Southern lifestyle like no one else, so that our customers get the fashion they desire and the value they deserve.” The vision is “for the modern Southern woman to count on Belk first. For her, for her family, for life.” Belk is positioning itself for success by providing modern Southern fashion that is aligned with its customers’ lifestyles, by delivering Southern hospitality to deepen customer relationships, and by impacting local communities positively through its charitable contributions. The Company continues to seek opportunities to grow its business and has set a goal of increasing annual sales to $6.0 billion within five years.

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

The Company’s marketing and sales promotion strategy seeks to attract customers to shop at Belk by keeping them informed of the latest fashion trends, merchandise offerings, and sales promotions through a combination of advertising and interactive media, including direct mail, circulars, broadcast, Internet, social media (including email, Facebook, Twitter, Pinterest and YouTube) and in-store special events. Belk uses its proprietary database to communicate directly to key customer constituencies with special offers designed to appeal to these specific audiences. The sales promotions are designed to promote desirable merchandise brands and styles at compelling price values with adequate inventories planned and allocated to ensure that stores will be in stock on featured merchandise.

Belk strives to attract and retain talented, well-qualified associates who provide a high level of friendly, personal service to enhance the customer’s shopping experience. Through the Company’s service excellence program, Belk associates are trained to be knowledgeable about the merchandise they sell, approach customers promptly, help when needed, and provide quick checkout. The Company desires to be an inclusive Company that embraces diversity among its associates, customers, and vendors. Its ongoing diversity program includes a number of company-wide initiatives aimed at increasing the diversity of its management and associate teams, increasing its spend with diverse vendors, creating awareness of diversity issues, and demonstrating the Company’s respect for, and responsiveness to, the rapidly changing cultural and ethnic diversity in Belk markets.

Belk has also planned investments totaling approximately $600 million over a five-year period that began in fiscal year 2011 for key strategic initiatives including, approximately $42 million for branding, $14 million for customer service enhancements, $270 million for store expansions and remodels, and $263 million for technology.

Growth Strategy

The Company has continued to focus its growth strategy on remodeling and expanding existing stores, developing new merchandising concepts in targeted demand centers, and expanding its online capabilities. In addition, the Company recently announced a strategy to expand the number of Belk flagship locations. Belk currently operates 16 flagship stores that meet certain standards based on size, sales volume, location, premium brand assortments and Belk brand image. Under this strategy, the Company plans to nearly double the number of flagship stores over the next five years through expansions and remodels of existing stores, enhancement of premium brand offerings in existing stores, and opening new stores that meet the flagship store criteria.

The Company will continue to explore new store opportunities within its existing 16-state footprint and in contiguous markets where Belk can leverage its name and reputation to distinguish its stores from the competition. The Company will also consider closing stores in markets where more attractive locations become available or where the Company does not believe there is potential for long term growth and success. In addition, the Company periodically reviews and adjusts its space requirements to create greater operating efficiencies and convenience for the customer.

In fiscal 2013, the Company completed major remodel projects in 11 stores, opened two new stores as replacements for existing stores and completed expansions of four stores. In addition, the Company completed 10 shoe and jewelry department remodels. The new store and store expansions include:

New Store

Location	Size (Selling Sq. Ft.)	Opening Date	New or Existing Market
Pensacola, FL	114,160	10/10/12	Existing
Waynesville, NC	75,650	10/10/12	Existing

Store Expansions

Location	Expanded Size (Selling Sq. Ft)	Completion Date
Decatur, AL (Decatur Mall)	90,886	10/10/12
Christiansburg, VA (New River Valley)	80,082	10/10/12
North Augusta, SC (Martintown Plaza)	57,793	10/10/12
Warner Robbins, GA (Houston County Galleria)	92,417	10/10/12

In fiscal year 2014, the Company plans to open one store in a new market, open two new stores as replacements of existing stores, and complete eight store expansions and 10 remodels. Expansions and remodels of shoe and jewelry departments are also planned in 24 store locations.

Merchandising

Belk stores and belk.com feature quality name brand and private label merchandise in moderate to better price ranges, providing fashion, selection and value to customers. The merchandise mix is targeted to middle and upper income customers shopping for their families and homes, and includes a wide selection of fashion apparel, accessories and shoes for women, men and children, as well as cosmetics, home furnishings, housewares, gift and guild, jewelry, and other types of department store merchandise. The goal is to position Belk as the leader in providing modern, fashionable assortments with depth in style, selection and value to its store and online customers.

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

Belk stores and belk.com offer large assortments of many national brands. The Company has enjoyed excellent long-term relationships with many top apparel and cosmetics suppliers and is often the sole distributor of desirable apparel, accessories and cosmetic lines in its markets. Belk stores and belk.com also offer exclusive private brands in selected merchandise categories that are designed and manufactured to provide compelling fashion assortments that meet customers’ needs and set Belk apart from competitors through their styling, quality and price. The Company’s private brands include Madison, ND-New Directions, ND Weekend, Via Neroli, Kim Rogers, J. Khaki, Pro Tour, Saddlebred, Red Camel, Nursery Rhyme, Belk Silverworks, Be Inspired, Biltmore™ For Your Home, Home Accents and Cook’s Tools.

The Company introduced two new lines of men’s private brand merchandise during fiscal year 2013 — Black Brown 1826, a line of modern men’s sportswear offered in partnership with designer Joseph Abboud and Lord & Taylor, and Ocean & Coast, a new modern, Southern brand inspired by the casual island and coastal lifestyle prevalent in many Belk markets. In addition, Belk launched two new private brands in early fiscal year 2014 — MADE Cam Newton, a menswear line being offered in 133 stores and at belk.com, and CYNTHIA Cynthia Rowley, an exclusive line of apparel, handbags, jewelry, scarves, accessories and small leather goods available in 149 stores and at belk.com.

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

In fiscal year 2007, the Company established its own fine jewelry business, with buying and administrative offices at the corporate office in Charlotte and a state of the art repair and distribution center located in Ridgeland, Mississippi. The shops replaced the Company’s former leased fine jewelry operations and offer expanded assortments of high quality diamond jewelry, rubies, emeralds and other fine gemstones, and top brands of fine watches and jewelry. During fiscal year 2013, the Company opened six new fine jewelry shops and was operating 153 fine jewelry shops in its stores under the “Belk and Co. Fine Jewelers” name as of the fiscal year end. Belk and Co. Fine Jewelers merchandise is also sold on belk.com.

Marketing and Branding

The Company employs strategic marketing initiatives to develop and enhance the equity of the Belk brand and to create and strengthen “one-to-one” relationships with customers. The Company’s marketing strategy involves a combination of mass media print and broadcast advertising, direct marketing, Internet marketing, social media, comprehensive store visual merchandising, and signing and in-store special events, such as trunk shows, celebrity and designer appearances, Charity Sale, Educator Appreciation Day, Healthcare Appreciation Day and Senior Day.

In the third quarter of fiscal year 2011, Belk launched a company-wide re-branding and corporate marketing initiative that included a new logo and tag line, “Modern. Southern. Style.” and the installation of new logo signs in all stores. The corporate identity re-launch was supported by an extensive re-branding, advertising and public relations campaign that included market-wide television and print advertising, circulars, direct mail and social media, all of which promoted Belk’s new graphic elements and brand messages. During fiscal year 2012, the Company became the title sponsor of the annual college football bowl held at Bank of America Stadium in Charlotte, NC. The game is televised nationally on ESPN and provides a vehicle for the Company to market the Belk brand beyond its geographic footprint.

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

In fiscal year 2013, the Company strengthened its eCommerce business with systems improvements, expansion of merchandise assortments, increased multimedia marketing and implementation of new social community engagement strategies. The Company’s 142,000 square foot eCommerce fulfillment center in Pineville, NC was expanded by 117,000 square feet in the fourth quarter of fiscal year 2011. Additionally, in February 2012, the Company entered into a lease for a 515,000 square foot fulfillment center in Jonesville, SC, which began operations in June 2012.

Gift Cards

The Company’s gift card program provides a convenient option for customer gift-giving and enables stores to issue electronic credits to customers in lieu of cash refunds for merchandise returned without sales receipts. Several types of gift cards are available, each featuring a distinctive design and appeal. During fiscal year 2013, the Company began allowing redemption of Belk gift cards for purchases made on belk.com. It also continued to expand its efforts to offer Belk gift cards for sale outside of Belk stores, mainly in select grocery store outlets through partnerships with regional and national grocery store chains.

Salons and Spas

As of the end of fiscal year 2013, the Company owned and operated salons and spas in 19 Belk locations that specialize in the latest trends in hair, spa and relaxation services. The salons and spas offer assortments of top brand name beauty products, including Aveda, Bumble and Bumble, Redken and Pureology. The spas offer massage therapy, full skincare, manicure and pedicure services, and specialized body treatments. Eight of the salons and spas operate under the name “Carmen! Carmen! Prestige Salon and Spa at Belk,” two under the name “Richard Joseph Studio Salon/Spa at Belk,” and the balance under the name “Belk Salon and Spa.”

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

Belk Proprietary Charge Programs

In fiscal year 2013, Belk and GE Capital Retail Bank (“GECRB”), an affiliate of GE Consumer Finance, continued to plan and execute enhanced marketing programs designed to recognize and reward Belk card customers, attract profitable new customers and increase sales from existing card customers. The Company’s customer loyalty program (“Belk Rewards Card Loyalty Program”) issues certificates for discounts on future purchases to Belk Rewards Card customers based on their spending levels. The rewards program is cumulative, issuing a $10 certificate for every 400 points earned in a calendar year. Belk Rewards Card customers whose purchases total $600 or more in a calendar year qualify for a Belk Premier Rewards Card that entitles them to unlimited free gift wrapping and basic alterations, an interest-free Flex Pay Plan account and notifications of special savings and sales events. Customers who spend more than $1,500 annually at Belk qualify for a Belk Elite Rewards Card that offers additional benefits, including a specially designed black Elite credit card, free shipping for belk.com and store purchases, triple points events, a 20% off birthday shopping pass, points that never expire and quarterly Pick Your Own Sale Days.

Systems and Technology

The Company substantially increased its investments in technology and information systems during fiscal year 2013 to support sales and merchandising initiatives, reduce costs, improve core business processes and support its overall business strategy. These investments included people, processes and technology. Key systems initiatives included the implementation of new merchandising tools such as merchandise financial planning and demand forecasting as part of the Company’s strategic merchandising and retail technology program. The Company also continued to invest significantly in enhancements to the belk.com website and its fulfillment capabilities, including the opening of a new direct to consumer web commerce fulfillment facility in Jonesville, SC. In addition to these customer facing technologies, the Company implemented an automated talent management program that supports the continued development of Company associates. The Company also continued to invest in foundational technologies that are a key component of the Company’s strategy to deliver a seamless omnichannel experience to customers. Belk expects to continue to make significant investments in its information systems and new technology in fiscal year 2014 in order to expand its business and provide improved decision making tools that enable management to react quickly to changing sales trends, improve merchandise mix, distribute merchandise based on individual market needs and manage inventory levels based on customer demand.

Inventory Management and Logistics

The Company currently operates five distribution facilities that receive and process merchandise for delivery to Belk stores and belk.com customers. A 410,000 square foot distribution center in Blythewood, SC services the stores located in the northern and eastern areas of the Company’s footprint; a 174,000 square foot distribution center at the Greater Jackson Industrial Park in Byram, MS services the central and western areas; an 8,300 square foot distribution center in Ridgeland, MS services the Company’s fine jewelry operations; and a 259,000 square foot fulfillment center in Pineville, NC services orders from the belk.com website. In fiscal year 2013, the Company began operating a 515,000 square foot fulfillment center in Jonesville, SC that also services belk.com orders. The Company’s “store ready” merchandise receiving processes enable stores to receive and process merchandise shipments and move goods to the sales floor quickly and efficiently.

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

Strategic Sourcing

The Company continued its strategic sourcing program started in fiscal year 2011 designed to streamline and institute best practices for its sourcing and procurement processes for non-retail goods and supplies. Strategic sourcing has become a standard business practice for the Company, with sourcing efforts continuing to yield significant savings in many areas of the business including purchases for construction projects and fixture, software and supply purchases.

Sustainability

The Company continued implementation of sustainability initiatives aimed at fulfilling its commitment to be a good steward of the environment by eliminating waste, conserving energy, using resources more responsibly and embracing and promoting sustainable practices. Current initiatives include expanding the recycling of cardboard, hangers and plastic; increasing energy efficiency; implementing sustainability in store construction and maintenance; reducing product packaging materials; and using solar energy. During fiscal 2013, the Company implemented energy efficient LED lighting systems, retrofitted stores with other energy efficient lighting, and installed variable frequency drives to reduce energy consumption by mechanical systems. The Company continued its Employee Environment giving campaign and partnered with EarthShare to create a new recyclable shopping bag. It also partnered with the HERproject, which links multinational companies and their factories to create sustainable workplace programs that increase women’s health awareness.

Philanthropy

In fiscal year 2013, the Company and its associates, customers and vendors contributed over $19.3 million to local communities. Of that amount, the Company funded $6.2 million to over 250 nonprofit organizations, with a focus on education, breast cancer research and awareness, and community strengthening. The remainder of the funding included associate, vendor and customer dollars raised in Belk-led charitable initiatives, including the semi-annual Belk Charity Sale, local United Way campaigns, the American Heart Association’s “Our Heart to Yours” campaign, and the Susan G. Komen for the Cure campaign.

125th Anniversary

Belk is celebrating its 125th anniversary in fiscal year 2014 with numerous special promotions and events designed to express appreciation to customers, associates, vendors and other stakeholders for their contributions to the Company’s success. Activities will include exclusive product offerings, celebrity appearances and community service projects across the Company’s 16-state market area. More information is available on the Company’s website at belk.com/125.

Non-Retail Businesses

Several of the Company’s subsidiaries engage in businesses that indirectly or directly support the operations of the retail department stores. The non-retail businesses include United Electronic Services (“UES”), a division of the Company, which provides equipment maintenance services to Belk stores and third parties.

Industry and Competition

The Company operates department stores in the highly competitive retail industry. Management believes that the principal competitive factors for retail department store operations include merchandise selection, quality, value, customer service and convenience. The Company believes its stores are strong competitors in all of these areas. The Company’s primary competitors are traditional department stores, mass merchandisers, national apparel chains, individual specialty apparel stores and direct merchant firms, including Macy’s, Inc., Dillard’s, Inc., Nordstrom, Inc., Kohl’s Corporation, Target Corporation, Sears Holding Corporation, TJX Companies, Inc., Wal-Mart Stores, Inc., J.C. Penney Company, Inc, and Amazon.com, Inc.

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

Associates

As of the end of fiscal year 2013, the Company had approximately 23,800 full-time and part-time associates. Because of the seasonal nature of the retail business, the number of associates fluctuates from time to time and is highest during the holiday shopping period in November and December. The Company as a whole considers its relations with associates to be good. None of the associates of the Company are represented by unions or subject to collective bargaining agreements.

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

Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet, general economic conditions, our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute growth strategies, anticipated benefits from our strategic initiatives to strengthen our merchandising and planning organizations, anticipated benefits from our belk.com website and our eCommerce fulfillment centers, the expected benefits of new systems and technology, and the anticipated benefits under our Program Agreement with GE. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements.

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

Economic, political and business conditions, nationally and in our market areas, are beyond our control. These factors influence our forecasts and impact actual performance. Factors include rates of economic growth, interest rates, inflation or deflation, consumer credit availability, levels of consumer debt and bankruptcies, tax rates and policy, unemployment trends, a health pandemic, catastrophic events, potential acts of terrorism and threats of such acts and other matters that influence consumer confidence and spending. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The downturn in the economy during fiscal years 2009 and 2010, and the continuing uncertain economic climate in fiscal years 2011, 2012 and 2013 have affected, and will continue to affect for an undetermined period of time, consumer purchases of our merchandise. The precise future impact and duration of these economic conditions are uncertain, but they could continue to adversely impact our financial condition and results of operations.

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

We face competition from other department and specialty stores and other retailers, including luxury goods retailers, general merchandise stores, Internet retailers, mail order retailers and off-price and discount stores in the highly competitive retail industry. Although we offer extensive Internet purchasing options and online gift registry for our customers, we rely on in-store sales for a substantial majority of our revenues. Competition is characterized by many factors, including price, merchandise mix, quality, style, service, convenience, credit availability and advertising. We have expanded and continue to expand into new markets served by our competitors. We have also expanded our eCommerce capabilities in the past few years. We face the entry of new competitors into or expansion of existing competitors in our existing markets, all of which further increase the competitive environment and cause downward pressure on prices and reduced margins, which could adversely impact our revenues and profitability. In addition, a significant shift in consumer buying patterns from in-store purchases to Internet purchases could negatively impact our revenues.

We may not be able to develop and implement effective advertising, marketing and promotional campaigns.

We spend significant amounts on advertising, marketing and promotional campaigns. Our business depends on effective marketing to generate high customer traffic in our stores and through online sales. If our advertising, marketing and promotional efforts are not effective, it could negatively impact our operating results.

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

If we do not successfully implement our new information technology platform, our financial performance could be adversely affected.

We have undertaken a process of transforming our technology infrastructure and implementing new systems that will impact our primary merchandising, planning and core financial processes. If we do not implement these systems successfully, our ability to perform our key business processes could be disrupted and our financial performance could be adversely affected.

If we do not successfully operate our website and our fulfillment facilities, our financial performance could be adversely affected.

In fiscal year 2009, we launched a substantially updated and redesigned website that enhanced customers’ online shopping capabilities, offered expanded merchandise assortments and enabled customers to access a broader range of our information online, including current sales promotions, special events and corporate information. In fiscal year 2011, we expanded our online capabilities, increased multimedia marketing, implemented social community engagement strategies and expanded our Pineville, NC fulfillment facility. In fiscal year 2013, we began operating a fulfillment center in Jonesville, SC that also services orders from the belk.com website. If we do not successfully meet the challenges of successfully operating our website, managing our social community engagement and efficiently operating our fulfillment centers, our financial performance could be adversely affected.

Our ability to manage multiple initiatives simultaneously could impact our operating results.

The Company is currently managing a number of significant change initiatives, such as systems and technology enhancements, changes in our merchandising and planning processes, store process improvements, strategic sourcing, store remodels and others. If we are unable to successfully coordinate and execute these initiatives while managing the other areas of our business, our results could be adversely affected.

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

In fiscal year 2006, we sold our proprietary credit card business to, and entered into a 10-year strategic alliance with, GE to operate our private label credit card business, and we recently extended that alliance for an additional 18 months to December 2017. Sales of merchandise and services are facilitated by these credit card operations. We receive income from GE relating to the credit card operations based on a variety of variables, but primarily from the amount of purchases made through the proprietary credit cards. The income we receive from this alliance and the timing of receipt of payments will vary based on changes in customers’ credit card use, and GE’s ability to extend credit to our customers, all of which can vary based on changes in federal and state banking and consumer protection laws and from a variety of economic, legal, social, and other factors that we cannot control.

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

Our ownership and leasing of real estate could expose us to potential liabilities or losses.

We own or lease 315 store buildings, which subjects us to all the risks associated with owning and leasing real estate. If a store is not profitable and we make the decision to close it, we may remain committed to perform certain obligations under the lease, including the payment of rent, for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If an existing owned store is not profitable and we make the decision to close it, we may be required to record an impairment charge and/or exit costs associated with the closing of that store. In addition, lease or other obligations may restrict our right to cease operations of an unprofitable owned or leased store, which may cause us to continue to operate the location at a loss.

If our logistics or distribution processes do not operate effectively, our business could be disrupted.

We currently operate distribution centers in South Carolina and Mississippi that service all of our stores and fulfillment centers in North Carolina and South Carolina that process belk.com customer orders. The efficient operation of our business is dependent on receiving and distributing merchandise in a cost-effective and timely manner. We also rely on information systems to effectively manage sales, distribution, merchandise planning and allocation functions. We are continuing to implement software technology to assist with these functions. If we do not effectively operate the distribution network or if information systems fail to perform as expected, our business could be disrupted.

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

Our debt agreements contain certain restrictive financial covenants, which include a leverage ratio, consolidated debt to consolidated capitalization ratio and a fixed charge coverage ratio. Our failure to comply with these covenants could adversely affect capital resources, financial condition and liquidity. As of February 2, 2013, we were in compliance with our debt covenants; however, if we fail to comply with our debt covenants, we could be forced to settle outstanding debt obligations, negatively impacting cash flows, and our ability to obtain future financing.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Store Locations

As of the end of fiscal year 2013, the Company operated a total of 301 retail stores, with approximately 22.7 million selling square feet, in the following 16 states:

Alabama - 22	Louisiana - 4	Oklahoma - 3
Arkansas - 7	Maryland - 2	South Carolina - 37
Florida - 27	Mississippi - 16	Tennessee - 23
Georgia - 46	Missouri - 1	Texas - 13
Kentucky - 6	North Carolina - 70	Virginia - 20
West Virginia - 4

Belk stores are located in regional malls (152), strip shopping centers (96), “power” centers (27) and “lifestyle” centers (24). Additionally, there are two freestanding stores. Approximately 83% of the gross square footage of the typical Belk store is devoted to selling space to ensure maximum operating efficiencies. New and renovated stores feature the latest in retail design, including updated exteriors and interiors. The interiors are designed to create an exciting, comfortable and convenient shopping environment for customers. They include the latest lighting and merchandise fixtures, as well as quality decorative floor and wall coverings and other special decor. The store layout is designed for ease of shopping, and store signage is used to help customers identify and locate merchandise.

As of the end of fiscal year 2013, the Company owned 75 store buildings, leased 166 store buildings under operating leases and owned 74 store buildings under ground leases. The typical operating lease has an initial term of between 15 and 20 years, with four renewal periods of five years each, exercisable at the Company’s option. The typical ground lease has an initial term of 20 years, with a minimum of four renewal periods of five years each, exercisable at the Company’s option.

Non-Store Facilities

The Company also owns or leases the following distribution and fulfillment centers, division offices and headquarters facilities:

Belk Property	Location	Own/Lease
Belk, Inc. Corporate Offices (Two locations)	Charlotte, NC	Lease
Belk Central Distribution Center	Blythewood, SC	Lease
Belk Distribution Center	Byram, MS	Own
Belk, Inc. Fine Jewelry Distribution Center	Ridgeland, MS	Own
Belk, Inc. eCommerce Fulfillment Center	Pineville, NC	Lease
Belk, Inc. eCommerce Fulfillment Center	Jonesville, SC	Lease

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

In fiscal year 2013, there was no established public trading market for either the Belk Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) or the Belk Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”). There were limited and sporadic quotations of bid and ask prices for the Class A Common Stock and the Class B Common Stock on the Over the Counter Bulletin Board and on the OTC Market, in the OTCQB Tier (formally known as the “Pink Sheets”), under the symbols “BLKIA” and “BLKIB,” respectively. As of April 5, 2013, there were approximately 551 holders of record of the Class A Common Stock and 297 holders of record of the Class B Common Stock.

On December 11, 2012, the Company declared a regular dividend of $0.75 and a special one-time additional dividend of $0.25 on each share of Class A and Class B Common Stock outstanding on that date. The $0.75 per share regular dividend represented an acceleration of the regular dividend normally paid in April. On March 28, 2012, the Company declared a regular dividend of $0.75, and on March 30, 2011, the Company declared a regular dividend of $0.55 on each share of the Class A and Class B Common Stock outstanding on those dates. The amount of dividends paid out with respect to fiscal year 2014 and each subsequent year will be determined at the sole discretion of the Board of Directors based upon the Company’s results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. For a discussion of the Company’s debt facilities and their restrictions on dividend payments, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There were no purchases of issuer equity securities during the fourth quarter of fiscal year 2013.

Item 6.	Selected Financial Data

The following selected financial data are derived from the consolidated financial statements of the Company. The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to each January 31. All fiscal years for which financial information is set forth below contained 52 weeks, except for the fiscal year ended February 2, 2013, which includes 53 weeks. The comparable store revenue increase for fiscal year 2013 discussed below is based on 52 weeks.

	Fiscal Year Ended
	February 2,	January 28,	January 29,	January 30,	January 31,
	2013 (2)	2012	2011	2010	2009
	(in thousands, except per share amounts)
SELECTED STATEMENT OF INCOME DATA:
Revenues	$3,956,866	$3,699,592	$3,513,275	$3,346,252	$3,499,423
Cost of goods sold	2,636,140	2,461,515	2,353,536	2,271,925	2,430,332
Goodwill impairment	—	—	—	—	326,649
Depreciation and amortization expense	122,622	122,761	140,239	158,388	165,267
Operating income (loss)	339,937	300,910	245,981	147,441	(232,643)
Income (loss) before income taxes	290,504	250,098	195,871	97,190	(283,281)
Net income (loss)	188,370	183,148	127,628	67,136	(212,965)
Basic net income (loss) per share	4.34	4.04	2.72	1.39	(4.35)
Diluted net income (loss) per share	4.31	4.02	2.71	1.39	(4.35)
Cash dividends per share	1.750	0.550	0.800	0.200	0.400
SELECTED BALANCE SHEET DATA:
Accounts receivable, net (1)	36,315	39,431	31,119	22,427	34,043
Merchandise inventory	1,009,687	887,029	808,503	775,342	828,497
Working capital	788,620	845,418	924,450	986,234	808,031
Total assets	2,482,363	2,514,216	2,389,631	2,582,575	2,503,588
Long-term debt and capital lease obligations	399,824	523,679	539,239	688,856	693,190
Stockholders’ equity	1,262,621	1,236,230	1,156,272	1,094,295	1,032,027
SELECTED OPERATING DATA:
Number of stores at end of period	301	303	305	305	307
Comparable store revenue increase (decrease) (2)	6.3%	5.5%	5.1%	(4.6)%	(8.7)%

(1)

The Company previously presented amounts due from vendors on a gross basis due to systems constraints and the lack of available information in fiscal year 2009 and prior. The Company presents amounts due from vendors on a net basis, and revised amounts presented in the fiscal year 2009 balance sheet for comparability purposes.

(2)	This fiscal year was a 53-week year. On a 53- versus 52-week basis, comparable store revenues increased 7.5% in fiscal year 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest family owned and operated department store business in the United States, with 301 stores in 16 states, primarily in the southern United States, as of the end of fiscal year 2013. The Company generated revenues of $4.0 billion for the fiscal year ended February 2, 2013, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.

The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to each January 31. Fiscal year 2014 will contain 52 weeks and will end on February 1, 2014. Fiscal year 2013 contained 53 weeks and ended on February 2, 2013, while fiscal years 2012 and 2011 contained 52 weeks and ended on January 28, 2012 and January 29, 2011, respectively. All fiscal years for which financial information is set forth below contained 52 weeks, except for the fiscal year ended February 2, 2013, which includes 53 weeks. The comparable store net revenue increase for fiscal year 2013 discussed below is based on 52 weeks.

The Company’s total revenues increased 7.0% in fiscal year 2013 to $4.0 billion. Comparable store sales increased 6.3%, which included a $60.8 million, or 84.0%, increase in eCommerce revenues, as a result of the Company’s investments in key strategic merchandising, marketing, branding, eCommerce and service excellence initiatives aimed at delivering Modern. Southern. Style. to customers and fulfilling their needs for fashion merchandise and value. Merchandising categories with the highest growth rate for the year included women’s accessories, children’s, men’s and home. The Company calculates comparable store revenue as sales from stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Stores undergoing remodeling, expansion or relocation remain in the comparable store revenue calculation. Definitions and calculations of comparable store revenue differ among companies in the retail industry. Net income was $188.4 million or $4.34 per basic share and $4.31 per diluted share in fiscal year 2013 compared to net income of $183.1 million or $4.04 per basic share and $4.02 per diluted share in fiscal year 2012. The increase in net income is primarily a result of higher sales and expense leverage in fiscal year 2013, offset by the release of a $20.2 million deferred tax valuation allowance in the prior year.

Management believes that consumers will remain focused on value in fiscal year 2014. The Company intends to continue to be flexible in sales and inventory planning and in expense management in order to react to changes in consumer demand. Although the Company expects that operations will be influenced by general economic conditions, including rising food, fuel and energy prices, management does not believe that inflation has had a material effect on the Company’s results of operations. However, there can be no assurance that our business will not be affected by such factors in the future.

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

The Company operates retail department stores in the highly competitive retail industry. Management believes that the principal competitive factors for retail department store operations include merchandise selection, quality, value, customer service and convenience. The Company believes its stores are strong competitors in all of these areas. The Company’s primary competitors are traditional department stores, mass merchandisers, national apparel chains, individual specialty apparel stores, direct merchant firms and online retailers, including Macy’s, Inc., Dillard’s, Inc., Nordstrom, Inc., Kohl’s Corporation, Target Corporation, Sears Holding Corporation, TJX Companies, Inc., Wal-Mart Stores, Inc., J.C. Penney Company, Inc, and Amazon.com, Inc.

The Company has focused its growth strategy in the last several years on remodeling and expanding existing stores, developing new merchandising concepts in targeted demand centers, and expanding its online capabilities. The Company will, however, continue to explore new store opportunities in markets where the Belk name and reputation are well known and where Belk can distinguish its stores from the competition. In fiscal year 2013, the net store selling square footage remained consistent due to four store closings, offset by two store openings and five store expansions.

eCommerce

The Company continues to grow its eCommerce business and expand capabilities on the belk.com website. The belk.com website features a wide assortment of fashion apparel, accessories and shoes, plus a large selection of cosmetics, home and gift merchandise. Many leading national brands are offered at belk.com along with the Company’s exclusive private brands. The Company generated eCommerce revenues of $135.2 million, $72.4 million and $34.8 million in fiscal years 2013, 2012 and 2011, respectively. On a 52- versus 52-week basis, eCommerce revenues increased 84.0%, 108.1% and 69.5%, and contributed 1.6%, 1.0% and 0.4% to the comparable store revenue increases in fiscal years 2013, 2012 and 2011, respectively.

In fiscal year 2013, the Company strengthened its eCommerce business with systems improvements, expansion of merchandise assortments, increased multimedia marketing and implementation of new social community engagement strategies. The Company’s 142,000 square foot eCommerce center in Pineville, NC was expanded by 117,000 square feet in the fourth quarter of fiscal year 2011. Additionally, in February 2012, the Company entered into a lease for a 515,000 square foot fulfillment center in Jonesville, SC, which began operations in June 2012.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s consolidated statements of income and other pertinent financial and operating data.

	Fiscal Year Ended
	February 2,	January 28,	January 29,
	2013 (1)	2012	2011

SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	66.6	66.5	67.0
Selling, general and administrative expenses	24.9	25.4	26.0
Gain on sale of property and equipment	0.1	0.1	0.2
Asset impairment and exit costs	—	0.1	0.2
Operating income	8.6	8.1	7.0
Interest expense	1.3	1.4	1.4
Income tax expense	2.6	1.8	1.9
Net income	4.8	5.0	3.6
SELECTED OPERATING DATA:
Selling square footage (in thousands)	22,700	22,800	22,800
Store revenues per selling square foot	$174	$162	$154
Comparable store revenue increase (1)	6.3%	5.5%	5.1%

Number of stores
Opened	2	1	1
Closed	(4)	(3)	(1)
Total - end of period	301	303	305

(1)	Fiscal year 2013 was a 53-week year. On a 53- versus 52-week basis, comparable store net revenues increased 7.5% in fiscal year 2013.

The Company’s store and eCommerce operations have been aggregated into one reporting segment due to their similar economic characteristics, products, customers and methods of distribution. These operations are expected to continue to have similar characteristics and long-term financial performance in future periods.

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the last three fiscal years. There were no material changes between fiscal years, as reflected in the table below.

Merchandise Areas	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
Women’s	33%	34%	35%
Cosmetics, Shoes and Accessories	34%	34%	33%
Men’s	17%	17%	17%
Home	10%	9%	9%
Children’s	6%	6%	6%

Total	100%	100%	100%

Comparison of Fiscal Years Ended February 2, 2013 and January 28, 2012

Revenues. In fiscal year 2013, the Company’s revenues increased 7.0%, or $0.3 billion, to $4.0 billion from $3.7 billion in fiscal year 2012. The increase was primarily attributable to a 53- versus 52-week increase in revenues from comparable stores of 7.5%, partially offset by a $11.8 million decrease in revenues due to closed stores. Revenues for the 53rd week were $44.4 million and contributed 1.2% of the 7.5% comparable store revenue increase.

Cost of Goods Sold. Cost of goods sold was $2.6 billion, or 66.6% of revenues in fiscal year 2013 compared to $2.5 billion, or 66.5% of revenues in fiscal year 2012. The increase in cost of goods sold of $174.6 million was primarily due to the increase in revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) were $985.2 million, or 24.9% of revenues in fiscal year 2013, compared to $938.0 million, or 25.4% of revenues for fiscal year 2012. The increase in SG&A expenses was primarily due to an increase in payroll, benefits, and advertising expense for fiscal year 2013. The SG&A expense rate decreased due to the fixed cost leveraging as a result of the 7.5% increase in comparable store revenues, partially offset by an incremental increase in payroll and benefits expense as a percentage of revenues.

Gain on property and equipment. Gain on property and equipment was $4.2 million for fiscal year 2013 compared to $3.1 million for fiscal year 2012. The fiscal year 2013 gain was primarily due to the $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC, a $1.4 million gain associated with the sale of two former store locations and a parcel of land the Company owned, and a $1.0 million gain for insurance proceeds in excess of the net book value of property damaged by floods. The fiscal year 2012 gain was primarily due to the $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC, as well as a $1.2 million gain on the nonmonetary exchange of a retail location.

Asset Impairment and Exit Costs. In fiscal year 2013, the Company recorded a $0.7 million rent adjustment due to space reductions at two stores, partially offset by $0.3 million in asset impairment charges primarily to adjust two retail locations’ net book value to fair value and a $0.2 million charge for exit costs primarily associated with the closing of two stores. The Company determines fair value of its retail locations primarily based on the present value of future cash flows. In fiscal year 2012, the Company recorded a $3.5 million charge for exit costs associated with the closing of one store, a $1.3 million charge for real estate holding costs, and $0.4 million in asset impairment charges primarily to adjust a retail location’s net book value to fair value. These charges were partially offset by a $2.9 million reversal of previously estimated exit cost reserves due to the termination of the leases prior to their end date.

Interest Expense. In fiscal year 2013, the Company’s interest expense decreased $0.7 million to $49.5 million from $50.2 million for fiscal year 2012. The decrease was primarily due to a decrease in total debt for a majority of fiscal year 2013 as a result of the $125.0 million discretionary payment to extinguish the term loan outstanding under the credit facility in the fourth quarter of fiscal year 2012 and the payment of $100.0 million of senior notes upon maturity in the second quarter of fiscal year 2013, partially offset by $100.0 million in new private placement notes issued by the Company in the fourth quarter of fiscal year 2012.

Interest Income. In fiscal year 2013, the Company’s interest income decreased to $0.2 million from $0.3 million in fiscal year 2012. The decrease was primarily due to lower short-term investments and lower market interest rates in fiscal year 2013 as compared to fiscal year 2012.

Income tax expense. Income tax expense for fiscal year 2013 was $102.1 million, or 35.2%, compared to $67.0 million, or 26.8%, for the same period in fiscal year 2012. The effective tax rate increased primarily as a result of the release of the $20.2 million deferred state tax valuation allowance during fiscal year 2012.

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

Selling, General and Administrative Expenses. SG&A expenses were $938.0 million, or 25.4% of revenues in fiscal year 2012, compared to $914.1 million, or 26.0% of revenues for fiscal year 2011. The increase in SG&A expenses was primarily due to an increase in payroll, benefits, and advertising expense, partially offset by a reduction in depreciation expense for fiscal year 2012. The SG&A expense rate decreased due to the 5.5% increase in comparable store revenues combined with a decrease in depreciation expense, partially offset by an incremental increase in payroll and benefits expense as a percentage of revenues.

Gain on sale of property and equipment. Gain on sale of property and equipment was $3.1 million for fiscal year 2012 compared to $6.4 million for fiscal year 2011. The fiscal year 2012 gain was primarily due to the $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC, as well as a $1.2 million gain on the nonmonetary exchange of a retail location. The fiscal year 2011 gain was primarily due to the $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC, as well as $2.3 million in gains on the sale of three former retail locations.

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

The following table illustrates the seasonality of revenues by quarter as a percentage of the full year for the fiscal years indicated.

	2013	2012	2011
First quarter	23.0%	22.9%	22.9%
Second quarter	21.9	22.5	22.4
Third quarter	21.2	21.4	21.2
Fourth quarter	33.9	33.2	33.5

The Company’s quarterly results of operations could also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, expansions and remodels.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand of $269.2 million as of February 2, 2013, cash flows from operations, and borrowings under debt facilities, which consist of a $350.0 million credit facility and $375.0 million in senior notes.

The credit facility, which matures in November 2015, allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at February 2, 2013 using LIBOR plus 125 basis points, or 1.45%. The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and last four quarters of rent expense multiplied by a factor of eight, by the last four quarters of pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. At February 2, 2013, the maximum leverage ratio allowed under the credit facility was 4.0, and the calculated leverage ratio was 1.78. The Company was in compliance with all covenants as of February 2, 2013 and expects to remain in compliance with all debt covenants for the next twelve months and foreseeable future. As of February 2, 2013, the Company had $13.1 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $336.9 million.

The senior notes have restrictive covenants that are similar to the Company’s credit facility, and had the following terms as of February 2, 2013:

Amount (in millions)	Type of Rate	Rate	Maturity Date
$100.0	Fixed	5.31%	July 2015
125.0	Fixed	6.20%	August 2017
50.0	Fixed	5.70%	November 2020
100.0	Fixed	5.21%	January 2022

$375.0

On January 30, 2013, the Company paid the $17.8 million, 20-year variable rate, 0.20% at January 30, 2013, state bond facility which would have matured in October 2025. In connection with the debt extinguishment, the Company expensed unamortized fees of $0.1 million related to the state bond facility and recognized this charge as a loss on extinguishment of debt in the consolidated statement of income. Associated with this bond was an $18.0 million standby letter of credit outstanding under the credit facility, which was canceled upon payment of the $17.8 million state bond facility.

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

The Company may utilize derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. As of February 2, 2013, the Company does not have any interest rate swaps outstanding. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. These swap agreements were used to reduce the potential impact of increases in interest rates on variable rate debt. The difference between the fixed rate leg and the variable rate leg of the swap, to be paid or received, was accrued and recognized as an adjustment to interest expense. Additionally, the change in the fair value of a swap designated as a cash flow hedge was marked to market through accumulated other comprehensive income.

Belk has also planned investments totaling approximately $600 million over a five-year period that began in fiscal year 2011 for key strategic initiatives including approximately $42 million for branding, $14 million for customer service enhancements, $270 million for store expansions and remodels, and $263 million for technology.

Management believes that cash on hand of $269.2 million as of February 2, 2013, cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension contributions and debt service requirements for the next twelve months and foreseeable future.

Net cash provided by operating activities was $300.1 million for fiscal year 2013 compared to $251.9 million for fiscal year 2012. The increase in cash provided by operating activities for fiscal year 2013 was principally due to a $41.0 million decrease in pension contributions, a $23.2 million increase in accounts payable resulting from the increase in inventory purchases, and a $7.4 million increase in accrued liabilities resulting from increased taxes, other than income. This was partially offset by the increase in inventory to support current sales trends and a $33.0 million increase in income taxes paid in fiscal year 2013 primarily as a result of lower estimated tax payments made during fiscal year 2012.

Net cash used by investing activities increased $43.4 million to $178.3 million for fiscal year 2013 from $134.9 million for fiscal year 2012. The increase in cash used by investing activities primarily resulted from increased purchases of property and equipment of $38.9 million.

The Company’s capital expenditures of $182.8 million during fiscal year 2013 were comprised primarily of amounts related to store remodeling and expansion projects, as well as eCommerce and information technology enhancements. The Company has increased the amount of its anticipated capital expenditures for fiscal year 2014 primarily due to information technology and eCommerce enhancements.

Net cash used by financing activities increased $194.7 million to $308.8 million for fiscal year 2013 from $114.1 million for fiscal year 2012. The increase in cash used by financing activities primarily relates to the $100.0 million payment of senior notes, a $51.0 million increase in dividends paid primarily due to the accelerated fiscal year 2014 dividend payment, and a $17.8 million payment of the state bond facility.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(dollars in thousands)

Long-Term Debt	$375,000	$—	$100,000	$125,000	$150,000
Estimated Interest Payments on Debt (a)	119,123	21,791	40,189	28,384	28,759
Capital Lease Obligations	24,824	9,714	11,372	2,507	1,231
Operating Leases (b)	550,029	74,830	131,330	99,432	244,437
Purchase Obligations (c)	134,076	94,895	38,511	670	—

Total Contractual Cash Obligations	$1,203,052	$201,230	$321,402	$255,993	$424,427

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(dollars in thousands)

Standby Letters of Credit	$13,145	$13,145	$—	$—	$—

(a)	Interest rates used to compute estimated interest payments utilize the stated rate.
(b)	Lease payments consist of base rent only and do not include amounts for percentage rents, real estate taxes, insurance and other expenses related to those locations.
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

Obligations under the deferred compensation and postretirement benefit plans are not included in the contractual obligations table. The Company’s deferred compensation and postretirement plans are not funded in advance. Deferred compensation and other non-qualified plan payments during fiscal years 2013 and 2012 totaled $8.1 million and $7.5 million, respectively. Postretirement benefit payments during fiscal years 2013 and 2012 totaled $2.1 million and $2.6 million, respectively.

Obligations under the Company’s defined benefit pension plan are not included in the contractual obligations table. Under the current requirements of the Pension Protection Act of 2006 (“PPA”), the Company is required to fund the net pension liability over the subsequent seven years. The net pension liability under PPA is calculated based on certain assumptions at January 1 of each year that are subject to change based on economic conditions (and any regulatory changes) in the future. The Company expects to contribute sufficient amounts to the pension plan so that the PPA guidelines are exceeded.

As of February 2, 2013, the total uncertain tax position liability was approximately $18.8 million, including tax, penalty and interest. The Company is not able to reasonably estimate the timing of these tax related future cash flows and has excluded these liabilities from the table. At this time, the Company does not expect a material change to its gross unrecognized tax benefit during fiscal year 2014.

Also excluded from the contractual obligations table are payments the Company may make for employee medical costs and workers compensation, general liability and automobile claims.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of February 2, 2013. The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force),” which requires measurement of obligations within the scope of this guidance to be the sum of the amount agreed to pay on the basis of arrangement among co-obligors and any additional amounts expected to pay on behalf of co-obligors, in addition to disclosure of the nature and amount of the obligation. This guidance will be effective at the beginning of fiscal year 2015. The Company does not expect the adoption to have a material impact on the consolidated financial statements.

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred the requirement to present on the face of the financial statements items that are reclassified from other comprehensive income to net income. In February 2013, the Financial Accounting Standards Board issued Accounting Standard Update No.2013-02,” which finalized the reporting requirements of reclassifications out of accumulated other comprehensive income. This guidance will be effective at the beginning of fiscal year 2014. The Company does not expect the adoption to have a material impact on the consolidated financial statements.

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” which requires disclosure of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to agreements similar to a master netting arrangements. In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarified the scope of Accounting Standards Update No. 2011-11. This guidance will be effective at the beginning of fiscal year 2014. The Company does not expect the adoption to have a material impact on the consolidated financial statements.

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

Intangibles. Intangible assets are accounted for in accordance with ASC 350, “Intangibles — Goodwill and Other.” Leasehold intangibles, which represent the excess of fair value over the carrying value (assets) or the excess of carrying value over fair value (liabilities) of acquired leases, are amortized on a straight-line basis over the remaining terms of the lease agreements. The lease term includes cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears to be reasonably assured. The lease intangibles are included in other current assets and accrued liabilities for the current portions and other assets and other noncurrent liabilities for the noncurrent portions. Customer relationships, which represent the value of customer relationships obtained in acquisitions or purchased, are amortized on a straight-line basis over their estimated useful life and are included in other assets. The carrying value of intangible assets is reviewed by the Company’s management to assess the recoverability of the assets when facts and circumstances indicate that the carrying value may not be recoverable.

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

Customer Loyalty Programs. The Company utilizes a customer loyalty program that issues certificates for discounts on future purchases to proprietary charge card customers based on their spending levels. The certificates are classified as a reduction to revenue as they are earned by the customers. The Company maintains a reserve liability for the estimated future redemptions of the certificates. The estimated impact on revenues of a 10% change in program utilization would be $2.6 million.

Pension and Postretirement Obligations. The Company utilizes significant assumptions in determining its periodic pension and postretirement expense and obligations that are included in the consolidated financial statements. These assumptions include determining an appropriate discount rate and investment earnings. The Company calculates the periodic pension and postretirement expense and obligations based upon these assumptions and actual employee census data.

The Company selected an investment earnings assumption of 7.25% to determine its fiscal year 2013 expense. The Company believes that this assumption was appropriate given the composition of its plan assets and expected market returns thereon. The estimated effect of a 0.25% increase or decrease in the investment earnings assumption would decrease or increase pension expense by approximately $1.0 million. The Company has selected an investment earnings assumption of 6.75% for fiscal year 2014.

The Company selected a discount rate assumption of 4.375% to determine its fiscal year 2013 expense. The Company believes that this assumption is appropriate given the composition of its plan obligations and the interest rate environment as of the measurement date. The estimated effect of a 0.25% increase or decrease in the discount rate assumption would have decreased or increased fiscal year 2013 pension expense by approximately $0.1 million. The Company has decreased its discount rate assumption to 4.125% for fiscal year 2014.

The Company expects to contribute sufficient amounts to the pension plan so that the PPA guidelines are exceeded, and over the next five years, the pension plan becomes fully funded if interest rate and asset return assumptions are realized. The Company elected to contribute $18.0 million and $59.0 million to its Pension Plan in fiscal years 2013 and 2012, respectively. The Company expects to contribute $1.2 million to its non-qualified defined benefit Supplemental Executive Retirement Plan in fiscal year 2014, and contributed $1.4 million and $1.3 million in fiscal years 2013 and 2012, respectively. The Company expects to contribute $2.1 million to its postretirement plan in fiscal year 2014, and contributed $2.1 million and $2.6 million in fiscal years 2013 and 2012, respectively.

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

Derivative Financial Instruments. The Company may utilize derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. These swap agreements were used to reduce the potential impact of increases in interest rates on variable rate debt. The difference between the fixed rate leg and the variable rate leg of each swap, to be paid or received, was accrued and recognized as an adjustment to interest expense. Additionally, the change in the fair value of a swap designated as a cash flow hedge was marked to market through accumulated other comprehensive income. Swaps that were not designated as hedges were marked to market through gain (loss) on investments.

Stock Based Compensation. The Company accounts for stock based compensation under the guidelines of ASC 718, “Compensation — Stock Compensation.” ASC 718 requires the Company to account for stock based compensation by using the grant date fair value of share awards and the estimated number of shares that will ultimately be issued in conjunction with each award.

Finance Income. In connection with the program agreement (“Program Agreement”) signed with GE Capital Retail Bank (“GECRB”), an affiliate of GE Consumer Finance, in fiscal year 2006, the Company is paid a percentage of net private label credit card account sales. These payments under the 10-year credit card Program Agreement between Belk and GE, are recorded as an offset to SG&A expenses in the consolidated statements of income. This Program Agreement sets forth among other things the terms and conditions under which GE will issue credit cards to Belk’s customers. Under the Program Agreement, the Company will be paid a percentage of net credit sales for future credit card sales, for which Belk is required to perform certain duties and receive fees. In March 2013, the Program Agreement was amended, extending the expiration date from June 30, 2016 to December 31, 2017.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company was exposed to market risk from changes in interest rates on its variable rate debt. The Company used interest rate swaps to manage the interest rate risk associated with its borrowings and to manage the Company’s allocation of fixed and variable rate debt. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged derivative instruments. The Company’s net exposure to interest rate risk is based on the difference between the outstanding variable rate debt and the notional amount of its designated interest rate swaps. On July 12, 2012, the Company paid, upon maturity, $80.0 million of its floating rate senior note, which had an associated interest rate swap with a fixed interest rate of 5.2%, designated as a cash flow hedge of variable interest payments. At February 2, 2013, the Company had no variable rate debt or interest rate swaps.

A discussion of the Company’s accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Belk, Inc.:

We have audited the accompanying consolidated balance sheets of Belk, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended February 2, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belk, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belk, Inc.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 17, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Charlotte, North Carolina

April 17, 2013

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Revenues	$3,956,866	$3,699,592	$3,513,275
Cost of goods sold (including occupancy, distribution and buying expenses)	2,636,140	2,461,515	2,353,536
Selling, general and administrative expenses	985,225	938,008	914,078
Gain on sale of property and equipment	4,168	3,143	6,416
Asset impairment and exit costs	(268)	2,302	6,096

Operating income	339,937	300,910	245,981
Interest expense	(49,481)	(50,218)	(50,679)
Interest income	175	328	569
Loss on extinguishment of debt	(127)	(922)	—

Income before income taxes	290,504	250,098	195,871
Income tax expense	102,134	66,950	68,243

Net income	$188,370	$183,148	$127,628

Basic net income per share	$4.34	$4.04	$2.72

Diluted net income per share	$4.31	$4.02	$2.71

Weighted average shares outstanding:
Basic	43,435,314	45,355,941	46,921,875
Diluted	43,712,263	45,579,987	47,011,533

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011

Net income	$188,370	$183,148	$127,628
Other comprehensive income:
Unrealized gain on interest rate swap, net of $740, $1,379 and $669 income taxes for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively	945	2,323	1,346
Defined benefit plan adjustments, net of $3,794, $20,952 and $7,370 income taxes for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively	6,391	(35,296)	13,738

Total other comprehensive income	7,336	(32,973)	15,084

Total comprehensive income	$195,706	$150,175	$142,712

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	February 2, 2013	January 28, 2012
Assets
Current assets:
Cash and cash equivalents	$269,177	$456,272
Accounts receivable, net	36,315	39,431
Merchandise inventory	1,009,687	887,029
Prepaid income taxes, expenses and other current assets	29,209	22,362

Total current assets	1,344,388	1,405,094
Property and equipment, net	1,055,944	993,122
Deferred income taxes	43,292	83,034
Other assets	38,739	32,966

Total assets	$2,482,363	$2,514,216

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$259,500	$216,438
Accrued liabilities	227,510	186,820
Accrued income taxes	22,334	20,684
Deferred income taxes	36,710	27,570
Current installments of long-term debt and capital lease obligations	9,714	108,164

Total current liabilities	555,768	559,676
Long-term debt and capital lease obligations, excluding current installments	390,110	415,515
Retirement obligations and other noncurrent liabilities	273,864	302,795

Total liabilities	1,219,742	1,277,986

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 42.7 and 44.9 million shares issued and outstanding as of February 2, 2013 and January 28, 2012, respectively	427	449
Paid-in capital	271,913	364,590
Retained earnings	1,157,263	1,045,509
Accumulated other comprehensive loss	(166,982)	(174,318)

Total stockholders’ equity	1,262,621	1,236,230

Total liabilities and stockholders’ equity	$2,482,363	$2,514,216

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance at January 30, 2010	48,286	$483	$451,278	$798,963	$(156,429)	$1,094,295
Net income	—	—	—	127,628	—	127,628
Other comprehensive income	—	—	—	—	15,084	15,084
Cash dividends	—	—	—	(38,638)	—	(38,638)
Issuance of stock-based compensation	—	—	(43)	—	—	(43)
Stock-based compensation expense	—	—	8,823	—	—	8,823
Common stock issued	36	—	539	—	—	539
Repurchase and retirement of common stock	(1,978)	(20)	(51,396)	—	—	(51,416)

Balance at January 29, 2011	46,344	463	409,201	887,953	(141,345)	1,156,272
Net income	—	—	—	183,148	—	183,148
Other comprehensive income	—	—	—	—	(32,973)	(32,973)
Cash dividends	—	—	—	(25,592)	—	(25,592)
Issuance of stock-based compensation	—	—	(2,212)	—	—	(2,212)
Stock-based compensation expense	—	—	11,981	—	—	11,981
Common stock issued	204	2	600	—	—	602
Repurchase and retirement of common stock	(1,632)	(16)	(54,980)	—	—	(54,996)

Balance at January 28, 2012	44,916	449	364,590	1,045,509	(174,318)	1,236,230
Net income	—	—	—	188,370	—	188,370
Other comprehensive income	—	—	—	—	7,336	7,336
Cash dividends	—	—	—	(76,616)	—	(76,616)
Issuance of stock-based compensation	—	—	(4,352)	—	—	(4,352)
Stock-based compensation expense	—	—	12,827	—	—	12,827
Common stock issued	303	3	870	—	—	873
Repurchase and retirement of common stock	(2,501)	(25)	(102,022)	—	—	(102,047)

Balance at February 2, 2013	42,718	$427	$271,913	$1,157,263	$(166,982)	$1,262,621

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Cash flows from operating activities:
Net income	$188,370	$183,148	$127,628
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and exit costs	(268)	2,302	6,096
Deferred income tax expense	40,479	30,458	33,453
Depreciation and amortization expense	122,622	122,761	140,239
Stock-based compensation expense	17,572	16,849	10,466
Gain on sale of property and equipment	(1,539)	(514)	(3,787)
Amortization of deferred gain on sale and leaseback	(2,629)	(2,629)	(2,629)
Amortization of deferred debt issuance costs	833	1,025	1,559
(Increase) decrease in:
Accounts receivable, net	3,116	(8,245)	(7,981)
Merchandise inventory	(122,658)	(78,526)	(33,161)
Prepaid income taxes, expenses and other assets	(16,193)	(3,062)	4,789
Increase (decrease) in:
Accounts payable and accrued liabilities	77,402	39,620	(11,984)
Accrued income taxes	1,650	9,758	(24,849)
Retirement obligations and other liabilities	(8,700)	(61,013)	(50,598)

Net cash provided by operating activities	300,057	251,932	189,241

Cash flows from investing activities:
Purchases of property and equipment	(182,773)	(143,844)	(82,409)
Proceeds from sales of property and equipment	4,441	2,780	5,448
Proceeds from sales of short-term investments	—	6,150	3,200

Net cash used by investing activities	(178,332)	(134,914)	(73,761)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	100,000	50,000
Principal payments on long-term debt and capital lease obligations	(126,105)	(130,817)	(204,605)
Dividends paid	(76,616)	(25,592)	(38,638)
Repurchase and retirement of common stock	(102,047)	(54,996)	(51,416)
Stock compensation tax benefit	1,858	816	41
Cash paid for withholding taxes in lieu of stock-based compensation shares	(6,210)	(3,301)	(84)
Deferred financing costs	—	(509)	(3,305)
Proceeds from financing costs	300	250	—

Net cash used by financing activities	(308,820)	(114,149)	(248,007)

Net (decrease) increase in cash and cash equivalents	(187,095)	2,869	(132,527)
Cash and cash equivalents at beginning of period	456,272	453,403	585,930

Cash and cash equivalents at end of period	$269,177	$456,272	$453,403

Supplemental disclosures of cash flow information:
Income taxes paid	$59,536	$26,476	$60,232
Interest paid, net of capitalized interest	30,458	30,453	30,791
Supplemental schedule of noncash investing and financing activities:
Increase in property and equipment through accrued purchases	2,589	5,205	1,379
Decrease in investment securities through short-term investments	—	—	(6,850)
Increase in property and equipment through assumption of capital leases	2,249	14,321	4,990

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Belk, Inc. and its subsidiaries (collectively, the “Company” or “Belk”) operate retail department stores in 16 states primarily in the southern United States. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to each January 31. Fiscal year 2014 will contain 52 weeks and will end on February 1, 2014. Fiscal year 2013 contained 53 weeks and ended on February 2, 2013, while fiscal years 2012 and 2011 contained 52 weeks and ended on January 28, 2012 and January 29, 2011, respectively.

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

Revenues

The Company’s store and eCommerce operations have been aggregated into one reporting segment due to their similar economic characteristics, products, customers and methods of distribution. These operations are expected to continue to have similar characteristics and long-term financial performance in future periods.

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the last three fiscal years. There were no material changes between fiscal years, as reflected in the table below.

Merchandise Areas	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
Women’s	33%	34%	35%
Cosmetics, Shoes and Accessories	34%	34%	33%
Men’s	17%	17%	17%
Home	10%	9%	9%
Children’s	6%	6%	6%

Total	100%	100%	100%

Revenues include sales of merchandise and the net revenue received from leased departments of $2.2 million for fiscal year 2013, and $2.3 million each for fiscal years 2012 and 2011. Sales from retail operations are recorded at the time of delivery and reported net of sales taxes and merchandise returns. The reserve for returns is calculated as a percentage of sales based on historical return percentages.

The Company utilizes a customer loyalty program that issues certificates for discounts on future purchases to proprietary charge card customers based on their spending levels. The certificates are classified as a reduction to revenue as they are earned by the customers. The Company maintains a reserve liability for the estimated future redemptions of the certificates.

Cost of Goods Sold

Cost of goods sold is comprised principally of the cost of merchandise as well as occupancy, distribution and buying expenses. Occupancy expenses include rent, utilities and real estate taxes. Distribution expenses include all costs associated with distribution facilities and eCommerce fulfillment centers. Buying expenses include payroll and travel expenses associated with the merchandise buying function.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised principally of payroll and benefits for retail and corporate employees, depreciation, advertising and other administrative expenses. SG&A expenses are reduced by proceeds from the 10-year credit card program agreement (“Program Agreement) between Belk and GE Capital Retail Bank (“GECRB”), an affiliate of GE Consumer Finance. In March 2013, the Program Agreement was amended, extending the expiration date from June 30, 2016 to December 31, 2017. This Program Agreement sets forth among other things the terms and conditions under which GE will issue credit cards to Belk’s customers. The Company is paid a percentage of net credit sales, as defined by the Program Agreement. Belk is required to perform certain duties, including receiving and remitting in-store payments on behalf of GE and receiving fees for these activities. These amounts totaled $85.9 million, $78.8 million and $71.1 million in fiscal years 2013, 2012 and 2011, respectively.

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

Advertising

Advertising costs, net of co-op recoveries from merchandise vendors, are expensed in the period in which the advertising event takes place and amounted to $164.1 million, $152.0 million and $143.2 million in fiscal years 2013, 2012 and 2011, respectively.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangibles

Intangible assets are accounted for in accordance with ASC 350, “Intangibles — Goodwill and Other.” Leasehold intangibles, which represent the excess of fair value over the carrying value (assets) or the excess of carrying value over fair value (liabilities) of acquired leases, are amortized on a straight-line basis over the remaining terms of the lease agreements. The lease term includes cancelable option periods where failure to exercise such options would result in an economic penalty in such amount that a renewal appears to be reasonably assured. The lease intangibles are included in other current assets and accrued liabilities for the current portions and other assets and other noncurrent liabilities for the noncurrent portions. Customer relationships, which represent the value of customer relationships obtained in acquisitions or purchased, are amortized on a straight-line basis over their estimated useful life and are included in other assets. The carrying value of intangible assets is reviewed by the Company’s management to assess the recoverability of the assets when facts and circumstances indicate that the carrying value may not be recoverable.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension and Postretirement Obligations

The Company utilizes significant assumptions in determining its periodic pension and postretirement expense and obligations that are included in the consolidated financial statements. These assumptions include determining an appropriate discount rate and investment earnings. The Company calculates the periodic pension and postretirement expense and obligations based upon these assumptions and actual employee census data.

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

Derivative Financial Instruments

The Company may utilize derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. These swap agreements were used to reduce the potential impact of increases in interest rates on

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

variable rate debt. The difference between the fixed rate leg and the variable rate leg of each swap, to be paid or received, was accrued and recognized as an adjustment to interest expense. Additionally, the change in the fair value of a swap designated as a cash flow hedge was marked to market through accumulated other comprehensive income. Swaps that were not designated as hedges were marked to market through gain (loss) on investments.

On July 12, 2012, the Company paid, upon maturity, $80.0 million of its floating rate senior note, which had an associated interest rate swap with a fixed interest rate of 5.2%, designated as a cash flow hedge of variable interest payments.

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

(2)	Intangibles

Intangible assets are accounted for in accordance with ASC 350, “Intangibles — Goodwill and Other.”

Amortizing intangibles are comprised of the following:

	February 2, 2013	January 28, 2012
	(in thousands)
Amortizing intangible assets:
Favorable lease intangibles	$9,960	$9,960
Accumulated amortization - favorable lease intangibles	(4,743)	(4,056)
Credit card and customer list intangibles	18,746	18,746
Accumulated amortization - credit card and customer list intangibles	(15,246)	(14,080)
Other intangibles	5,652	5,652
Accumulated amortization - other intangibles	(4,722)	(4,332)

Net amortizing intangible assets	$9,647	$11,890

Amortizing intangible liabilities:
Unfavorable lease intangibles	$(25,558)	$(26,347)
Accumulated amortization - unfavorable lease intangibles	9,928	8,332

Net amortizing intangible liabilities	$(15,630)	$(18,015)

The Company recorded net amortization expense related to amortizing intangibles of $0.3 million in fiscal years 2013 and 2012, respectively, and $1.6 million in fiscal year 2011.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Asset Impairment and Exit Costs

In fiscal year 2013, the Company recorded a $0.7 million rent adjustment due to space reductions at two stores. These adjustments were partially offset by $0.3 million in asset impairment charges primarily to adjust two retail locations’ net book value to fair value, and a $0.2 million charge for exit costs primarily associated with the closing of two stores. The Company determines fair value of its retail locations primarily based on the present value of future cash flows.

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

In fiscal year 2011, the Company recorded $5.9 million in asset impairment charges primarily to adjust two retail locations’ net book value to fair value. The Company also recorded a $3.5 million net charge for exit costs associated with the closing of one store, offset by a $3.5 million revision to a previously estimated lease termination reserve.

As of February 2, 2013 and January 28, 2012, the remaining reserve balance for post-closing real estate lease obligations was $1.4 million and $2.5 million, respectively. These balances are presented within accrued liabilities and other noncurrent liabilities on the consolidated balance sheets. The Company does not anticipate incurring significant additional exit costs in connection with the store closings. The following is a summary of post-closing real estate lease obligations activity:

	February 2, 2013	January 28, 2012
	(in thousands)

Balance, beginning of year	$2,458	$8,895
Charges and adjustments	(11)	(1,189)
Utilization / payments	(1,025)	(5,248)

Balance, end of year	$1,422	$2,458

(4)	Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	February 2, 2013	January 28, 2012
	(in thousands)

Unrealized loss on interest rate swap, net of $740 of income taxes as of January 28, 2012	$—	$(945)
Defined benefit plans, net of $100,506 and $104,300 of income taxes as of February 2, 2013 and January 28, 2012, respectively	(166,982)	(173,373)

Accumulated other comprehensive loss	$(166,982)	$(174,318)

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Accounts Receivable, Net

Accounts receivable, net consists of:

	February 2, 2013	January 28, 2012
	(in thousands)

Accounts receivable from vendors	$18,902	$17,871
Credit card accounts receivable	14,357	17,734
Other receivables	3,056	3,826

Accounts receivable, net	$36,315	$39,431

(6)	Property and Equipment, net

Details of property and equipment, net are as follows:

	Estimated Lives	February 2, 2013	January 28, 2012
	(in years)	(in thousands)

Land		$46,688	$45,706
Buildings	primarily 15-31.5	1,150,959	1,115,919
Furniture, fixtures and equipment	3-20	1,162,660	1,195,695
Property under capital leases	5-20	76,236	78,150
Construction in progress		38,278	25,895

		2,474,821	2,461,365
Less accumulated depreciation and amortization		(1,418,877)	(1,468,243)

Property and equipment, net		$1,055,944	$993,122

The Company recorded depreciation and amortization related to property and equipment of $122.3 million, $122.5 million and $138.6 million in fiscal years 2013, 2012 and 2011, respectively. Accumulated amortization of assets under capital lease was $52.9 million and $48.0 million as of February 2, 2013 and January 28, 2012, respectively.

(7)	Gain on Property and Equipment

During fiscal year 2013, the Company recognized $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC, a $1.4 million gain associated with the sale of two former store locations and a parcel of land the Company owned, and a $1.0 million gain for insurance proceeds in excess of the net book value of property damaged by floods.

During fiscal year 2012 the Company recognized $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC, as well as a $1.2 million gain on the nonmonetary exchange of a retail location.

During fiscal year 2011, the Company recognized $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC, as well as $2.3 million in gains on the sale of three former retail locations.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Accrued Liabilities

Accrued liabilities are comprised of the following:

	February 2, 2013	January 28, 2012
	(in thousands)

Salaries, wages and employee benefits	$54,785	$44,817
Gift card liability	38,524	34,592
Accrued capital expenditures	11,332	12,039
Taxes, other than income	26,177	18,381
Belk Reward Card Loyalty Program	4,660	3,886
Information Technology	3,366	2,379
Rent	8,034	7,721
Sales returns allowance	24,274	12,826
Interest	7,430	7,524
Store closing reserves	1,086	1,041
Self insurance reserves	6,899	7,576
Advertising	14,249	13,935
Other	26,694	20,103

Accrued Liabilities	$227,510	$186,820

(9)	Borrowings

Long-term debt and capital lease obligations consist of the following:

	February 2, 2013	January 28, 2012
	(in thousands)

Senior notes	$375,000	$475,000
Capital lease agreements through August 2020	24,824	30,899
State bond facility	—	17,780

	399,824	523,679
Less current installments	(9,714)	(108,164)

Long-term debt and capital lease obligations, excluding current installments	$390,110	$415,515

As of February 2, 2013, the annual maturities of long-term debt and capital lease obligations over the next five years are $9.7 million, $6.7 million, $104.6 million, $1.4 million, and $126.1 million, respectively. The Company made interest payments of $30.5 million, $30.5 million and $30.8 million, net of $1.7 million, $0.6 million and $0.2 million which was capitalized into property and equipment during fiscal years 2013, 2012 and 2011, respectively.

The Company’s borrowings consist primarily of a $350.0 million credit facility and $375.0 million in senior notes.

The credit facility, which matures in November 2015, allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at February 2, 2013 using LIBOR plus 125 basis points, or 1.45%. The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and last four quarters of rent expense multiplied by a factor of eight, by the last four quarters of pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. At February 2, 2013, the maximum leverage ratio allowed under the credit facility was 4.0, and the calculated leverage ratio was 1.78. The Company was in compliance with all covenants as of February 2, 2013 and expects to remain in compliance with all debt covenants for the next twelve months and foreseeable future. As of February 2, 2013, the Company had $13.1 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $336.9 million.

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

The senior notes have restrictive covenants that are similar to the Company’s credit facility, and had the following terms as of February 2, 2013:

Amount (in millions)	Type of Rate	Rate	Maturity Date
$100.0	Fixed	5.31%	July 2015
125.0	Fixed	6.20%	August 2017
50.0	Fixed	5.70%	November 2020
100.0	Fixed	5.21%	January 2022

$375.0

On January 30, 2013, the Company paid the $17.8 million, 20-year variable rate, 0.20% at January 30, 2013, state bond facility which would have matured in October 2025. In connection with the debt extinguishment, the Company expensed unamortized fees of $0.1 million related to the state bond facility and recognized this charge as a loss on extinguishment of debt in the consolidated statement of income. Associated with this bond was an $18.0 million standby letter of credit outstanding under the credit facility, which was canceled upon payment of the $17.8 million state bond facility.

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

The Company may utilize derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. As of February 2, 2013, the Company does not have any interest rate swaps outstanding. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. These swap agreements were used to reduce the potential impact of increases in interest rates on variable rate debt. The difference between the fixed rate leg and the variable rate leg of the swap, to be paid or received, was accrued and recognized as an adjustment to interest expense. Additionally, the change in the fair value of a swap designated as a cash flow hedge was marked to market through accumulated other comprehensive income.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Retirement Obligations and Other Noncurrent Liabilities

Retirement obligations and other noncurrent liabilities are comprised of the following:

	February 2, 2013	January 28, 2012
	(in thousands)

Pension liability	$76,078	$96,343
Deferred compensation plans	33,606	32,297
Post-retirement benefits	21,270	22,806
Supplemental executive retirement plans	26,311	25,941
Deferred gain on sale/leaseback	18,183	20,811
Unfavorable lease liability	13,958	16,078
Deferred rent	30,691	29,751
Self-insurance reserves	13,950	12,363
Developer incentive liability	9,584	9,615
Income tax reserves	17,384	22,017
Other noncurrent liabilities	12,849	14,773

Retirement obligations and other noncurrent liabilities	$273,864	$302,795

(11)	Leases

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

Future minimum lease payments under non-cancelable leases, net of future minimum sublease rental income under non-cancelable subleases, as of February 2, 2013 were as follows:

Fiscal Year	Capital	Operating
	(in thousands)

2014	$10,864	$74,830
2015	7,430	70,434
2016	5,031	60,896
2017	1,605	52,280
2018	1,289	47,152
After 2018	1,340	244,437

Total	27,559	550,029
Less sublease rental income	—	(7,551)

Net rentals	27,559	$542,478

Less imputed interest	(2,735)

Present value of minimum lease payments	24,824
Less current portion	(9,714)

Noncurrent portion of the present value of minimum lease payments	$15,110

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sublease rental income primarily relates to the portion of the Company’s headquarters building located in Charlotte, NC that was sold and leased back by the Company during fiscal year 2008, a portion of which was subsequently subleased by the Company to other third parties.

Net rental expense for all operating leases consists of the following:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)

Buildings:
Minimum rentals	$73,940	$73,102	$74,141
Contingent rentals	4,598	3,844	3,239
Sublease rental income	(2,121)	(2,144)	(2,326)
Equipment	1,768	1,773	1,988

Total net rental expense	$78,185	$76,575	$77,042

(12)	Income Taxes

Federal and state income tax expense (benefit) was as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)

Current:
Federal	$59,152	$28,413	$32,758
State	2,503	8,079	2,032

	61,655	36,492	34,790

Deferred:
Federal	35,045	58,274	29,792
State	5,824	(7,584)	3,661
Valuation allowance release	(390)	(20,232)	—

	40,479	30,458	33,453

Income taxes	$102,134	$66,950	$68,243

A reconciliation between income taxes and income tax expense computed using the federal statutory income tax rate of 35% is as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)

Income tax at the statutory federal rate	$101,677	$87,534	$68,555
State income taxes, net of federal	5,261	3,195	3,930
Increase in cash surrender value of officers’ life insurance	(4,552)	(4,624)	(4,178)
Net increase (decrease) in uncertain tax positions	1,206	1,285	(485)
Change in valuation allowances for prior years	(390)	(20,232)	—
Other	(1,068)	(208)	421

Income taxes	$102,134	$66,950	$68,243

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consist of:

	February 2, 2013	January 28, 2012
	(in thousands)

Deferred tax assets:
Prepaid pension costs	$16,922	$34,372
Benefit plan costs	33,744	33,862
Store closing and other reserves	27,462	22,696
Inventory capitalization	7,850	6,669
Tax carryovers	14,744	15,129
Interest rate swaps	—	628
Prepaid rent	11,882	11,304
Goodwill	42,528	49,515
Intangibles	5,795	6,684
Other	12,721	10,732

Gross deferred tax assets	173,648	191,591
Less valuation allowance	—	(390)

Deferred tax assets, net of valuation allowance	173,648	191,201

Deferred tax liabilities
Property and equipment	96,930	75,523
Intangibles	3,655	4,615
Inventory	66,481	53,571
Other	—	2,028

Gross deferred tax liabilities	167,066	135,737

Net deferred tax assets	$6,582	$55,464

Due to economic conditions prior to fiscal year 2012, the Company believed that it was more likely than not that the benefit from state net operating loss and credit carryforwards, and net deferred tax assets for state income tax purposes, would not be realized, and established a valuation allowance on these deferred tax assets in fiscal year 2009. Based upon operating results over recent years, as well as an assessment of expected future results of operations during the quarter ended January 28, 2012, it was determined that it is more likely than not that certain deferred tax assets would be utilized. As a result, the majority of our valuation allowance was released during fiscal year 2012, recognizing a tax benefit of $20.2 million. During the quarter ended February 2, 2013, it was determined that the remaining valuation allowance would also be realized, and as a result recognized a benefit of $0.4 million. The release of the valuation allowance was determined in accordance with the provisions of ASC 740, “Income Taxes,” which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable.

The analysis performed to assess the realizability of the state deferred tax asset included an evaluation, as of February 2, 2013, of the level of historical pre-tax income for the affected subsidiaries, after adjustment for non-recurring items, in recent years; the pattern and timing of the reversals of temporary differences and the length of carryback and carryforward periods available under the applicable state laws; and the amount and timing of future taxable income. This analysis indicated it is more likely than not that the deferred tax asset recorded will be realized.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance was $21.0 million at January 29, 2011. The $21.0 million beginning of year balance was reduced by the release of $20.2 million, with the remaining $0.4 million relating to expired net operating losses and other items recorded as a reduction of income tax expense.

As of February 2, 2013, the Company has net operating loss carryforwards for state income tax purposes of $316.2 million. The state carryforwards expire at various intervals through fiscal year 2033 but primarily in fiscal years 2024 through 2028. The Company also has state job credits of $1.1 million, which are available to offset future taxable income, in the applicable states, if any. These credits expire between fiscal years 2016 and 2023. In addition, the Company has alternative minimum tax net operating loss carryforwards of $0.9 million which are available to reduce future alternative minimum taxable income, and are not subject to expiration.

The state net operating loss carryforwards from filed returns included uncertain tax positions taken in prior years. State net operating loss carryforwards as shown on the Company’s tax returns are larger than the state net operating losses for which a deferred tax asset is recognized for financial statement purposes.

As of February 2, 2013, the total gross unrecognized tax benefit was $17.8 million. Of this total, $6.0 million represents the amount of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in a future period. A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

	February 2, 2013	January 28, 2012
	(in thousands)
Balance, beginning of year	$22,756	$23,575
Additions for tax positions from prior years	898	364
Reductions for tax positions from prior years	(7,165)	(4,637)
Additions for tax positions related to the current year	1,857	3,454
Settlements	(585)	—

Balance, end of year	$17,761	$22,756

The Company reports interest related to unrecognized tax benefits in interest expense, and penalties related to unrecognized tax benefits in income tax expense. Total accrued interest and penalties for unrecognized tax benefits (net of tax benefit) as of February 2, 2013 was $1.4 million, after recognition of a $0.2 million benefit during fiscal year 2013.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters with the IRS for tax years through 2007 and is currently under audit for tax years 2008 and 2009. All material state and local income tax matters have been concluded for tax years through 2007.

At this time, the Company does not expect a material change to its gross unrecognized tax benefit over the next 12 months.

(13)	Pension, SERP and Postretirement Benefits

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the projected benefit obligation, change in plan assets, funded status, amounts recognized and unrecognized, net periodic benefit cost and actuarial assumptions are as follows:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$549,431	$477,167	$13,189	$11,805	$25,628	$23,035
Service cost	—	—	153	103	116	106
Interest cost	23,418	25,492	557	620	1,064	1,201
Actuarial (gains) losses	22,636	74,827	411	1,986	(1,405)	3,934
Benefits paid	(29,057)	(28,055)	(1,420)	(1,325)	(2,124)	(2,648)

Benefit obligation at end of year	566,428	549,431	12,890	13,189	23,279	25,628

Change in plan assets:
Fair value of plan assets at beginning of year	453,088	377,824	—	—	—	—
Actual return on plan assets	48,319	44,319	—	—	—	—
Contributions to plan	18,000	59,000	1,420	1,325	2,124	2,648
Benefits paid	(29,057)	(28,055)	(1,420)	(1,325)	(2,124)	(2,648)

Fair value of plan assets at end of year	490,350	453,088	—	—	—	—

Funded Status	(76,078)	(96,343)	(12,890)	(13,189)	(23,279)	(25,628)
Unrecognized net transition obligation	—	—	—	—	—	196
Unrecognized net loss	261,292	269,377	4,225	4,290	1,973	3,807

Net prepaid (accrued)	$185,214	$173,034	$(8,665)	$(8,899)	$(21,306)	$(21,625)

Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees. Due to the pension plan freeze in the third quarter of fiscal year 2010, the Company began using the average remaining life of the participants in the pension plan rather than the average remaining service life of the Company’s active employees.

Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012
	(in thousands)

Accrued liabilities	$—	$—	$1,146	$1,268	$2,009	$2,825
Deferred income tax assets	98,220	101,231	1,499	1,522	790	1,547
Retirement obligations and other noncurrent liabilities	76,078	96,343	11,745	11,921	21,270	22,806
Accumulated other comprehensive loss	(163,072)	(168,146)	(2,727)	(2,768)	(1,183)	(2,459)

Obligation and funded status are as follows:

	Pension Benefits		Old SERP Plan		Postretirement Benefits
	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012
	(in thousands)

Projected benefit obligation	$566,428	$549,431	$12,890	$13,189	$23,279	$25,628
Accumulated benefit obligation	566,428	549,431	11,856	11,969	N/A	N/A
Fair value of plan assets	490,350	453,088	—	—	—	—

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012
	(in thousands)

Net actuarial loss	$(163,072)	$(168,146)	$(2,727)	$(2,768)	$(1,183)	$(2,351)
Transition obligation	—	—	—	—	—	(108)

	$(163,072)	$(168,146)	$(2,727)	$(2,768)	$(1,183)	$(2,459)

Activity related to plan assets and benefit obligations recognized in accumulated other comprehensive loss are as follows:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012
	(in thousands)

Adjustment to minimum liability	$(2,058)	$(36,755)	$(258)	$(1,242)	$883	$(2,474)

Amortization of unrecognized items:
Net transition obligation	—	—	—	—	123	164
Net gain/(loss)	7,132	4,937	299	161	270	(87)

	$5,074	$(31,818)	$41	$(1,081)	$1,276	$(2,397)

The weighted-average assumptions used to determine benefit obligations at the February 2, 2013 and January 28, 2012 measurement dates were as follows:

	Pension Plan		Old SERP Plan		Postretirement Plan
	Measurement Date		Measurement Date		Measurement Date
	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012

Discount rates	4.125%	4.375%	4.125%	4.375%	4.125%	4.375%
Rates of compensation increase	N/A	N/A	4.0	4.0	N/A	N/A

The following weighted-average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension Plan			Old SERP Plan			Postretirement Plan
	February 2, 2013	January 28, 2012	January 29, 2011	February 2, 2013	January 28, 2012	January 29, 2011	February 2, 2013	January 28, 2012	January 29, 2011

Discount rates	4.375%	5.500%	5.750%	4.375%	5.500%	5.750%	4.375%	5.500%	5.750%
Rates of compensation increase	N/A	N/A	N/A	4.0	4.0	4.0	N/A	N/A	N/A
Return on plan assets	7.25%	7.50%	8.00%	N/A	N/A	N/A	N/A	N/A	N/A

The Company developed the discount rate by matching the projected future cash flows of the plan to a modeled yield curve consisting of over 500 Aa-graded, noncallable bonds. Based on this analysis, management selected a 4.375% discount rate, which represented the calculated yield curve rate rounded up to the nearest quarter point. The pension plan’s expected return assumption is based on the weighted average aggregate long-term expected returns of various actively managed asset classes corresponding to the plan’s asset allocation. The pension plan assets are allocated approximately 40% to mutual funds, 30% to fixed income securities, and 25% to equity securities, with the remaining assets allocated to private equity investments and cash.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal year 2013; the rate was assumed to decrease to 5.0% gradually over the next six years and remain at that level for fiscal years thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing or decreasing the assumed health care cost trend rates by one percentage point would increase or decrease the accumulated postretirement benefit obligation as of February 2, 2013 by $0.5 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended February 2, 2013 by less than $0.1 million.

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

The asset allocation for the pension plan is as follows:

		Percentage of Plan Assets at Measurement Date
	Target Allocation	February 2, 2013	January 28, 2012	January 29, 2011

Domestic equity securities	31-51%	43%	43%	48%
International equity securities	7-17%	13%	12%	14%
Fixed income	40-50%	43%	43%	35%
Private equity	0-5%	1%	1%	2%
Cash	0-5%	0%	1%	1%

Total	100%	100%	100%	100%

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

As of February 2, 2013 and January 28, 2012, the pension plan assets were required to be measured at fair value. These assets included cash and cash equivalents, equity securities, fixed income securities, mutual funds, private equity funds and exchange traded limited partnership units. These categories can cross various asset allocation strategies as reflected in the preceding table.

Fair values of the pension plan assets were as follows:

		Fair Value Measurement at Reporting Date Using				Fair Value Measurement at Reporting Date Using
Description	February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Outputs (Level 2)	Significant Unobservable Inputs (Level 3)	January 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Outputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)				(in thousands)

Cash and cash equivalents	$12,408	$—	$12,408	$—	$8,404	$—	$8,404	$—
Equity securities
International companies	16,939	16,939	—	—	14,515	14,515	—	—
U.S. companies (a)	105,203	105,203	—	—	98,320	98,320	—	—
Fixed income securities
Corporate bonds	73,472	—	73,472	—	36,544	—	36,544	—
Government securities	70,000	—	70,000	—	78,169	—	78,169	—
Mortgage backed securities	13,016	—	13,016	—	17,231	—	17,231	—
Municipal bonds	6,847	—	6,847	—	1,421	—	1,421	—
Mutual funds	186,931	63,451	123,480	—	193,578	53,126	140,452	—
Private equity	5,534	—	—	5,534	4,906	—	—	4,906
Exchange traded limited partnership units	—	—	—	—	—	—	—	—

Total assets measured at fair value	$490,350	$185,593	$299,223	$5,534	$453,088	$165,961	$282,221	$4,906

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)

The U.S. equity securities consist of large cap companies, mid cap companies and small cap companies of $67.9 million, $17.6 million and $19.7 million, respectively, in fiscal year 2013, and $62.8 million, $16.9 million and $18.6 million, respectively, in fiscal year 2012.

The pension plan cash equivalents, corporate bonds, government securities, mortgage backed securities, municipal bonds, and the majority of mutual funds in fiscal years 2013 and 2012, respectively, have been classified as Level 2:

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

The following table provides a reconciliation of the fiscal year 2013 and 2012 beginning and ending balances of the pension plan’s private equity funds (Level 3):

(in thousands)
Balance as of January 29, 2011	$5,560
Calls of private equity investments	990
Total gains realized/unrealized included in plan earnings	36
Distributions of private equity investments	(1,680)

Balance as of January 28, 2012	4,906

Calls of private equity investments	1,120
Total gains realized/unrealized included in plan earnings	349
Distributions of private equity investments	(841)

Balance as of February 2, 2013	$5,534

The Company expects to have the following benefit payments related to its pension, Old SERP and postretirement plans in the coming years:

Fiscal Year	Pension Plan	Old SERP Plan	Postretirement Plan
	(in thousands)

2014	$29,541	$1,169	$2,050
2015	29,485	1,125	2,409
2016	29,447	1,082	2,248
2017	29,464	1,041	2,155
2018	29,637	1,002	2,071
2019 - 2023	153,332	6,727	9,160

The Company expects to contribute sufficient amounts to the pension plan so that the Pension Protection Act of 2006 guidelines are exceeded. The Company elected to contribute $18.0 million and $59.0 million to its Pension Plan in fiscal years 2013 and 2012, respectively. The Company expects to contribute $1.2 million to its non-qualified defined benefit Supplemental Executive Retirement Plan in fiscal year 2014, and contributed $1.4 million and $1.3 million in fiscal years 2013 and 2012, respectively. The Company expects to contribute $2.1 million to its postretirement plan in fiscal year 2014, and contributed $2.1 million and $2.6 million in fiscal years 2013 and 2012, respectively.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit expense are as follows:

	Fiscal Year Ended
	Pension Plan			Old SERP Plan			Postretirement Plan
	February 2, 2013	January 28, 2012	January 29, 2011	February 2, 2013	January 28, 2012	January 29, 2011	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)

Service cost	$—	$—	$—	$153	$103	$73	$116	$106	$150
Interest cost	23,418	25,492	26,069	557	620	618	1,064	1,201	1,360
Expected return on assets	(28,962)	(28,066)	(26,202)	—	—	—	—	—	—
Amortization of unrecognized items:	—	—
Net transition obligation	—	—	—	—	—	—	196	262	262
Prior service cost	—	—	—	—	—	—	—	—	—
Net losses (gains)	11,367	7,867	7,010	477	256	144	430	(138)	(30)

Annual benefit expense	$5,823	$5,293	$6,877	$1,187	$979	$835	$1,806	$1,432	$1,742

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal year 2014 are as follows:

	Pension Benefits	Old SERP Plan	Postretirement Benefits
	(in thousands)

Amortization of actuarial loss	$12,493	$528	$123

Total recognized from other comprehensive income	$12,493	$528	$123

(14)	Other Employee Benefits

The Belk Employees’ Health Care Plan provides medical and dental benefits to substantially all full-time employees. This plan for medical and dental benefits is administered through a 501(c)(9) Trust. The Group Life Insurance Plan and The Belk Employees Short Term Disability Insurance Plan provide insurance to substantially all full-time employees and are fully insured through contracts issued by insurance companies. Expense recognized by the Company under these plans amounted to $52.4 million, $48.6 million and $41.8 million in fiscal years 2013, 2012 and 2011, respectively.

The Belk 401(k) Savings Plan, a defined contribution plan, provides benefits for substantially all employees. The cost of the plan was $8.8 million, $8.2 million and $8.1 million in fiscal years 2013, 2012 and 2011, respectively. Employer match contributions are calculated at 100% of the first 4% of employees’ contributions, plus 50% on the next 2% of employees’ contributions, up to a total 5% employer match on eligible compensation.

The Company has a non-qualified 401(k) Restoration Plan for highly compensated employees, as defined by the Employee Retirement Income Security Act (“ERISA”). The cost of the plan to the Company in fiscal years 2013, 2012 and 2011 was $1.0 million, $0.2 million and $0.9 million, respectively. The plan provides a contribution equal to 5% of a participant’s compensation, except for those who are participants in the 2004 SERP plan, in excess of the limit set forth in Code section 401(a)(17), as adjusted. The Company accrues each participant’s return on investment based on an asset investment model of their choice.

The 2004 SERP Plan, a non-qualified defined contribution retirement benefit plan for certain qualified executives, provides a contribution equal to 5% of a participant’s compensation in excess of the limit set forth in Code section 401(a)(17), as adjusted. The contribution and interest costs charged to operations were $1.3 million, $1.3 million and $1.2 million in fiscal years 2013, 2012 and 2011, respectively.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain eligible employees participate in a non-qualified Deferred Compensation Plan (“DCP”). Participants in the DCP have elected to defer a portion of their regular compensation subject to certain limitations proscribed by the DCP. The Company is required to pay interest on the employees’ deferred compensation at various rates that have historically been between 5% and 15%. Interest cost related to the plan and charged to interest expense was $3.9 million in fiscal year 2013, and $4.0 million each in fiscal years 2012 and 2011.

The Company has a Pension Restoration Plan, a non-qualified defined contribution plan. Expense of $0.1 million was incurred for fiscal year 2013, and $0.1 million each in fiscal years 2012 and 2011, to provide benefits under this plan. The plan provides benefits for certain officers, whose pension plan benefit accruals were frozen, that would have been otherwise grandfathered in their pension participation based on age and vesting. Effective January 1, 2009, the Company suspended accruals to this plan for one year and subsequently permanently froze future contributions as of December 31, 2009.

(15)	Stock-Based Compensation

Under the Belk, Inc. 2010 Incentive Stock Plan (the “2010 Incentive Plan”), the Company is authorized to award up to 2.5 million shares of class B common stock for various types of equity incentives to key executives of the Company. The Company recognized compensation expense, net of tax, under the 2010 and 2000 Incentive Plans of $11.0 million, $10.6 million and $6.7 million for fiscal years 2013, 2012 and 2011, respectively.

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

LTI Plan compensation costs are computed using the fair value of the Company’s stock on the grant date based on a third-party valuation and the estimated expected attainment of performance goals. The unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the LTI Plan was $4.9 million, $5.1 million and $4.9 million for fiscal years 2013, 2012 and 2011, respectively.

The weighted-average grant-date fair value of shares granted under the LTI Plans during fiscal years 2013, 2012 and 2011 was $40.80, $33.70 and $26.00, respectively. The total fair value of stock grants issued under the LTI Plans during fiscal year 2013 was $12.8 million. The fiscal year 2013 performance targets were met, however the plan does not vest until fiscal year 2014 and 2015. The fiscal year 2012 performance targets were met, and the plan vests in fiscal year 2013 and 2014. The fiscal year 2011 performance targets were met, and the plan vested in fiscal year 2012 and 2013.

Activity under the LTI Plan during the year ended February 2, 2013 is as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Non-vested at January 28, 2012	613	$30.58
Granted	289	40.80
Changes in Performance Estimates	25	38.94
Vested	(435)	29.34
Forfeited	(11)	38.90

Non-vested at February 2, 2013	481	$38.11

In fiscal year 2011, the Company established a performance-based long term incentive plan (the “Stretch Incentive Plan” or “SIP”), under its 2010 Incentive Plan, in which certain key executive officers are eligible to participate. The performance period began on the first day of the third quarter of fiscal year 2011 and ended on the last day of fiscal year 2013. The target award level for all eligible employees was set at one times target total cash compensation. Executives

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

could earn up to a maximum of 150% of the target award for achievement equal to or greater than 110% of the cumulative earnings before interest and taxes goal and 103% of the sales goal. The SIP award was denominated in cash and settled in shares of class B common stock. One-half of any SIP award earned will be granted after the end of the performance period; the balance of the award earned will be granted after the end of fiscal year 2014. The actual number of shares granted in fiscal year 2014 was determined based on the Company’s stock price on the date the shares will be granted. There were no SIP shares granted during fiscal year 2013. The SIP performance targets were met, however the plan does not vest until fiscal year 2014 and 2015. The unrecognized compensation cost related to non-vested compensation arrangements granted under the SIP Plan was $2.6 million and $7.1 million in fiscal years 2013 and 2012, respectively.

The Company granted service-based stock awards to certain associates in fiscal year 2013. The service-based awards granted 25,000 shares in fiscal year 2013; 12,500 will be issued in the second quarter of fiscal year 2018, and the remaining 12,500 will be issued at the end of the service period, fiscal year 2019. The Company granted a service-based stock award to an associate in fiscal year 2011. The service-based award granted 10,000 shares in fiscal year 2011; 5,000 were issued and vested in the second quarter of fiscal year 2011, and the remaining 5,000 will be issued at the end of the service period, fiscal year 2014. The weighted-average grant-date fair value of shares granted under the service-based plans during fiscal years 2013 and 2011 was $40.80 and $26.00, respectively. The total fair value of service-based stock grants vested during fiscal years 2011 was $0.3 million. The unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the service-based plan as of February 2, 2013 was $0.9 million.

In fiscal year 2007, the Company established a five-year performance-based incentive stock plan for the Chief Financial Officer (the “CFO Incentive Plan”). Up to 11,765 shares were awarded under the plan at the end of each fiscal year if an annual Company performance goal was met. Performance goals were established annually for each of the five one-year performance periods, which resulted in five separate grant dates. The participant had the option to receive 30% of the award in cash (liability portion) at the end of each of the five one-year periods. The annual cash award was based on the number of shares earned during the annual period times the fair value of the Company’s stock as of the fiscal year end. The amounts under the liability portion of the award vested ratably at the end of each fiscal year. The remaining 70% of the award (equity portion) was granted in the Company’s stock. Shares granted under the equity portion vested at the end of the five-year period. The award also included a cumulative five-year look-back feature whereby previously unearned one-year awards were earned based on cumulative performance. The shares that were awarded based on the fiscal year 2011 performance goal had a grant date fair value of $26.00. The total fair value of stock grants issued during fiscal year 2012 was $0.8 million. The CFO Incentive Plan resulted in compensation cost of $0.9 million in fiscal year 2011. The final share payout for the CFO Incentive Plan occurred in fiscal 2012.

(16)	Purchase Obligations

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

The annual amount and due dates of purchase obligations as of February 2, 2013 are $94.9 million due within one year, $38.5 million due within one to three years, and $0.7 million due within three to five years.

(17)	Earnings Per Share

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of basic and diluted shares for fiscal years 2013, 2012, and 2011 is as follows:

	February 2, 2013	January 28, 2012	January 29, 2011

Basic Shares	43,435,314	45,355,941	46,921,875
Dilutive contingently-issuable non-vested share awards	272,862	192,125	83,840
Dilutive contingently-issuable vested share awards	4,087	31,921	5,818

Diluted Shares	43,712,263	45,579,987	47,011,533

(18)	Fair Value Measurements

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

As of February 2, 2013 and January 28, 2012, the Company held company-owned life insurance measured at fair value on a recurring basis that were considered Level 2. The Company has equity and fixed income investments related to its company-owned life insurance. The fair value of the investments is the estimated amount that the Company would receive if the policy was terminated, taking into consideration the current credit worthiness of the insurer. The fair value of the company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the change in the fair value of the company-owned life insurance is marked to market through income.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at February 2, 2013 and January 28, 2012, respectively, were as follows:

	Fair Value at February 2, 2013				Fair Value at January 28, 2012
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)

Assets measured at fair value
Company-owned life insurance (a)	$—	$24,534	$—	$24,534	$—	$15,884	$—	$15,884

Liabilities measured at fair value
Interest rate swap liability (b)	$—	$—	$—	$—	$—	$1,685	$—	$1,685

(a)	Amounts are presented net of loans that are secured by some of these policies of $147.4 million and $137.3 million at February 2, 2013 and January 28, 2012, respectively.
(b)

On July 12, 2012, the underlying $80.0 million floating rate senior note matured and was repaid using cash on hand. It became current as of July 2011, and the interest rate swap liability was reclassified to accrued liabilities in the current liabilities section as presented in the consolidated balance sheet.

Certain long-lived assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to long-lived assets are determined using expected future cash flow analyses. The Company estimates future cash flows based on historical experience and its expectation of future performance. The analyses use discounted cash flows and take into consideration any anticipated salvage value or sales price for the store. The analyses also assume available option periods through 20 years unless there is a real estate related event which would either increase or decrease the time period. The Company classifies these measurements as Level 3.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment
(in thousands)

Measured as of February 2, 2013:
Carrying amount	$266
Fair value measurement	—

Impairment charge recognized	$(266)

Measured as of January 28, 2012:
Carrying amount	$1,537
Fair value measurement	1,178

Impairment charge recognized	$(359)

Measured as of January 29, 2011:
Carrying amount	$6,828
Fair value measurement	950

Impairment charge recognized	$(5,878)

The following table presents the carrying amounts and estimated fair values of financial instruments not recorded at fair value in the consolidated balance sheets. The Company classifies these measurements as Level 2. As of February 2, 2013, these included the Company’s fixed rate long-term debt, including the current portion.

	February 2, 2013		January 28, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Financial liabilities
Long-term debt, including current portion (excluding capitalized leases)	$375,000	$397,889	$492,780	$527,735

The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

(19)	Stockholders’ Equity

Authorized capital stock of Belk, Inc. includes 200 million shares of Class A common stock, 200 million shares of Class B common stock and 20 million shares of preferred stock, all with par value of $0.01 per share. At February 2, 2013, there were 41,813,861 shares of Class A common stock outstanding, 904,019 shares of Class B common stock outstanding, and no shares of preferred stock outstanding.

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

On December 11, 2012, the Company declared a regular dividend of $0.75 and a special one-time additional dividend of $0.25 on each share of Class A and Class B Common Stock outstanding on that date. The $0.75 per share regular dividend represented an acceleration of the regular dividend normally paid in April following the end of the fiscal year. On March 28, 2012, the Company declared a regular dividend of $0.75, and on March 30, 2011, the Company declared a regular dividend of $0.55 on each share of the Class A and Class B Common Stock outstanding on those dates.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2013, the Company’s Board of Directors approved a self-tender offer to purchase up to 2,000,000 shares of common stock at a price of $50.00 per share. On March 28, 2012, the Company’s Board of Directors approved a self-tender offer to purchase up to 1,950,000 shares of Class A and 500,000 shares of Class B common stock at a price of $40.80 per share. The tender offer was initiated on April 23, 2012 and completed on May 22, 2012 when the Company accepted for purchase 2,235,009 shares of Class A and 266,136 shares of Class B common stock for $102.0 million. In accordance with the offer to purchase and SEC rules, the Company accepted for purchase 285,009 additional shares of Class A common stock that were tendered by stockholders, which is less than 2.0% of the outstanding shares of Class A stock that were subject to the offer.

(20)	Selected Quarterly Financial Data (unaudited)

The following table summarizes the Company’s unaudited quarterly results of operations for fiscal years 2013 and 2012:

	Three Months Ended
	February 2, 2013	October 27, 2012	July 28, 2012	April 28, 2012
	(in thousands, except per share amounts)
Revenues	$1,341,637	$837,487	$867,944	$909,798
Gross profit (1)	461,139	263,276	289,041	307,270
Net income	109,564	11,145	27,371	40,290
Basic income per share	2.56	0.26	0.63	0.89
Diluted income per share	2.54	0.26	0.63	0.89

	Three Months Ended
	January 28, 2012	October 29, 2011	July 30, 2011	April 30, 2011
	(in thousands, except per share amounts)
Revenues	$1,228,538	$790,690	$831,777	$848,587
Gross profit (1)	430,093	245,117	276,666	286,201
Net income	125,670	595	25,015	31,868
Basic income per share	2.80	0.01	0.55	0.69
Diluted income per share	2.78	0.01	0.55	0.68

(1)	Gross profit represents revenues less cost of goods sold (including occupancy, distribution and buying expenses).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of February 2, 2013, the Company’s internal control over financial reporting is effective based on the criteria established in the Internal Control-Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of February 2, 2013, has been audited by KPMG, LLP, an independent registered public accounting firm. Their attestation report is included herein on the effectiveness of the Company’s internal control over financial reporting as of February 2, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter ended February 2, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Belk, Inc.:

We have audited Belk Inc. and subsidiaries’ internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Belk Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Belk, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belk, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 2, 2013, and our report dated April 17, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Charlotte, North Carolina

April 17, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information about the Company’s directors and executive officers is included in the sections entitled “Proposal One — Election of Directors,” “Belk Management — Directors” and “Belk Management — Executive Officers” of the Proxy Statement for the Annual Meeting of the Stockholders to be held on May 29, 2013 and is incorporated herein by reference.

The information about the Company’s Audit Committee is included in the section entitled “Belk Management — Committees of the Board — Audit Committee” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2013 and is incorporated herein by reference.

The information about the Company’s Nominating and Corporate Governance Committee is included in the section entitled “Belk Management — Committees of the Board — Nominating and Corporate Governance Committee” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2013 and is incorporated herein by reference.

The information about the Company’s compliance with Section 16 of the Exchange Act of 1934, as amended, is included in the section entitled “Other Information for Stockholders — Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2013 and is incorporated herein by reference.

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

The information about executive and director compensation is included in the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Belk Management — Compensation Committee Report” and “Belk Management — Compensation Committee Interlocks and Insider Participation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2013 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about security ownership is included in the section entitled “Common Stock Ownership of Management and Principal Stockholders” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2013 and is incorporated herein by reference.

Information about the equity compensation plans is included in the section entitled “Equity Compensation Plan Information” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29 2013 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information about transactions with related persons is included in the section entitled “Belk Management-Related Person Transactions” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2013 and is incorporated herein by reference.

The information about director independence is included in the sections entitled “Belk Management — Corporate Governance — Independence of Directors” and “Belk Management — Committees of the Board” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2013 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the section entitled “Independent Registered Public Accountant — Summary of Fees to Independent Registered Public Accountant,” and “Independent Registered Public Accountant — Audit Committee Pre-Approval Policies and Procedures” of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 29, 2013, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income — Years ended February 2, 2013, January 28, 2012, and January 29, 2011.

Consolidated Statements of Comprehensive Income — Years ended February 2, 2013 and January 28, 2012.

Consolidated Balance Sheets — As of February 2, 2013 and January 28, 2012.

Consolidated Statements of Changes in Stockholders’ Equity — Years ended February 2, 2013, January 28, 2012, and January 29, 2011.

Consolidated Statements of Cash Flows — Years ended February 2, 2013, January 28, 2012, and January 29, 2011.

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

4.2	Articles I and IV of the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).

10.1*	Belk, Inc. 2010 Incentive Stock Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement, filed on April 21, 2010).

10.2*	Belk, Inc. Revised Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on June 12, 2008).

10.3*	Belk, Inc. 2011-2013 Stretch Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on form 10-K, filed on April 12, 2011).

10.4*	Belk, Inc. 2004 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).

10.5*	Belk, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K, filed on April 14, 2005).

10.6*	Belk, Inc. Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on June 7, 2011).

10.7*

Transition Agreement, dated as of June 23, 2009, by and between Belk, Inc. and H.W. McKay Belk (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on September 9, 2009).

10.8*	Transition Agreement, dated as of November 1, 2012, by and between Belk, Inc. and Brian T. Marley.

10.9*	Belk, Inc. 2014-2016 Stretch Incentive Plan

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of April, 2013.

BELK, INC.
(Registrant)

By:	/s/ THOMAS M. BELK, JR.

Thomas M. Belk, Jr.
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 16, 2013.

Signature	Title

/s/ THOMAS M. BELK, JR. Thomas M. Belk, Jr.	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director

/s/ JOHN R. BELK John R. Belk	President, Chief Operating Officer and Director

/s/ H. W. MCKAY BELK H. W. McKay Belk	Director

/s/ ERSKINE B. BOWLES Erskine B. Bowles	Director

/s/ JERRI L. DEVARD Jerri L. DeVard	Director

/s/ ELIZABETH VALK LONG Elizabeth Valk Long	Director

/s/ THOMAS C. NELSON Thomas C. Nelson	Director

/s/ JOHN R. THOMPSON John R. Thompson	Director

/s/ JOHN L. TOWNSEND, III John L. Townsend, III	Director

/s/ BRIAN T. MARLEY Brian T. Marley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ RODNEY F. SAMPLES Rodney F. Samples	Vice President and Controller (Principal Accounting Officer)