Form 10-Q
period 2013-05-04
BELK INC
filed 2013-06-11
CIK 1051771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 4, 2013

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

At June 4, 2013, the registrant had issued and outstanding 40,070,513 shares of class A common stock and 920,403 shares of class B common stock.

BELK, INC.

This Report Contains Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute forward-looking statements. Statements regarding future events and developments and the Company’s future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “intend,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or other similar words.

Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet, general economic conditions, and our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute growth strategies, anticipated benefits from our strategic initiatives to strengthen our merchandising and planning organizations, anticipated benefits from our belk.com website and our eCommerce fulfillment centers, the expected benefits of new systems and technology, and the anticipated benefits under our Program Agreement with GE. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements.

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

•	Our ability to effectively use advertising, marketing and promotional campaigns to generate high customer traffic in our stores and through online sales;

•	Variations in the amount of vendor allowances;

•	Our ability to successfully implement our new information technology platform that will impact our primary merchandising, planning and core financial processes;

•

Our ability to successfully operate our website, and our fulfillment facilities and manage our social community engagement by providing a broader range of our information online, including current sales promotions and special events;

•	Our ability to manage multiple significant change initiatives simultaneously;

•

Our ability to find qualified vendors from which to source our merchandise and our ability to access products in a timely and efficient manner from a wide variety of domestic and international vendors; and to deliver in a timely and cost-efficient manner;

•	Increases in the price of merchandise, raw materials, fuel and labor or their reduced availability;

•

The income we receive from, and the timing of receipt of, payments from GE, the operator of our private label credit card business, which depends upon the amount of purchases made through the proprietary credit cards, changes in customers’ credit card use, and GE’s ability to extend credit to our customers;

•	Our ability to manage our expense structure;

•

Our ability to continue to open new stores, or to remodel or expand existing stores, including the availability of existing retail stores or store sites on acceptable terms and our ability to successfully execute our retailing concept in new markets and geographic regions;

•	Our ability to manage risks associated with owning and leasing real estate;

•	The efficient and effective operation of our distribution network, and information systems to manage sales, distribution, merchandise planning and allocation functions;

•	Our ability to prevent a security breach that results in the unauthorized disclosure of company, employee or customer information;

•	The effectiveness of third parties in managing our outsourced business;

•	Loss of key management or qualified employees or an inability to attract, retain and motivate additional highly skilled employees;

•	Changes in federal, state or local laws and regulations; and

•	Our ability to comply with debt covenants, which could adversely affect our capital resources, financial condition and liquidity.

For a detailed description of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned “Risk Factors” in our annual report on Form 10-K for the fiscal year ended February 2, 2013 that we filed with the SEC on April 17, 2013. Our other filings with the SEC may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.

Our forward-looking statements are based on current expectations and speak only as of the date of such statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	May 4, 2013	April 28, 2012
Revenues	$955,834	$909,798
Cost of goods sold (including occupancy, distribution and buying expenses)	645,268	602,528
Selling, general and administrative expenses	255,900	232,860
Gain on sale of property and equipment	522	1,146
Asset impairment and exit costs	743	99

Operating income	54,445	75,457
Interest expense, net	(10,754)	(12,527)

Income before income taxes	43,691	62,930
Income tax expense	15,500	22,640

Net income	$28,191	$40,290

Basic net income per share	$0.66	$0.89

Diluted net income per share	$0.65	$0.89

Weighted average shares outstanding:
Basic	42,815,418	45,018,378
Diluted	43,220,337	45,321,658

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	May 4, 2013	April 28, 2012
Net income	$28,191	$40,290
Other comprehensive income:
Unrealized gain on interest rate swap, net of $345 income taxes for the three months ended April 28, 2012.	—	581
Defined benefit plan adjustments, net of $1,224 and $1,160 income taxes for the three months ended May 4, 2013 and April 28, 2012, respectively.	2,062	1,957

Total other comprehensive income	2,062	2,538

Total comprehensive income	$30,253	$42,828

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

	May 4, 2013	February 2, 2013
Assets
Current assets:
Cash and cash equivalents	$226,296	$269,177
Accounts receivable, net	37,487	32,004
Merchandise inventory	1,035,608	1,009,687
Prepaid income taxes, expenses and other current assets	34,539	28,460

Total current assets	1,333,930	1,339,328
Property and equipment, net of accumulated depreciation and amortization of $1,450,579 and $1,418,877 as of May 4, 2013 and February 2, 2013, respectively.	1,082,742	1,055,944
Deferred income taxes	40,351	43,292
Other assets	43,259	40,062

Total assets	$2,500,282	$2,478,626

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$296,213	$255,763
Accrued liabilities	214,941	224,367
Accrued income taxes	9,720	22,334
Deferred income taxes	36,679	36,710
Current installments of long-term debt and capital lease obligations	9,459	9,714

Total current liabilities	567,012	548,888
Long-term debt and capital lease obligations, excluding current installments	388,296	390,110
Retirement obligations and other noncurrent liabilities	249,356	277,007

Total liabilities	1,204,664	1,216,005

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 43.0 and 42.7 million shares issued and outstanding as of May 4, 2013 and February 2, 2013, respectively.	430	427
Paid-in capital	274,654	271,913
Retained earnings	1,185,454	1,157,263
Accumulated other comprehensive loss	(164,920)	(166,982)

Total stockholders’ equity	1,295,618	1,262,621

Total liabilities and stockholders’ equity	$2,500,282	$2,478,626

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

					Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at February 2, 2013	42,718	$427	$271,913	$1,157,263	$(166,982)	$1,262,621
Net income	—	—	—	28,191	—	28,191
Other comprehensive income	—	—	—	—	2,062	2,062
Issuance of stock-based compensation	—	—	(397)	—	—	(397)
Stock-based compensation expense	—	—	3,138	—	—	3,138
Common stock issued	296	3	—	—	—	3

Balance at May 4, 2013	43,014	$430	$274,654	$1,185,454	$(164,920)	$1,295,618

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	May 4, 2013	April 28, 2012
Cash flows from operating activities:
Net income	$28,191	$40,290
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and exit costs	743	99
Deferred income tax expense	3,496	4,298
Depreciation and amortization expense	32,020	30,416
Stock-based compensation expense	4,412	4,268
Loss (gain) on sale of property and equipment	135	(489)
Amortization of deferred gain on sale and leaseback	(657)	(657)
Amortization of deferred debt issuance costs	207	204
(Increase) decrease in:
Accounts receivable, net	(5,483)	637
Merchandise inventory	(25,921)	(91,039)
Prepaid income taxes, expenses and other assets	(10,088)	(15,346)
Increase (decrease) in:
Accounts payable and accrued liabilities	27,102	111,899
Accrued income taxes	(12,614)	(3,291)
Retirement obligations and other liabilities	(25,406)	93

Net cash provided by operating activities	16,137	81,382

Cash flows from investing activities:
Purchases of property and equipment	(49,688)	(26,076)
Proceeds from sales of property and equipment	64	911

Net cash used by investing activities	(49,624)	(25,165)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(2,068)	(1,994)
Dividends paid	—	(33,898)
Stock compensation tax benefit	1,644	1,858
Cash paid for withholding taxes in lieu of stock-based compensation shares	(8,970)	(6,210)

Net cash used by financing activities	(9,394)	(40,244)

Net (decrease) increase in cash and cash equivalents	(42,881)	15,973
Cash and cash equivalents at beginning of period	269,177	456,272

Cash and cash equivalents at end of period	$226,296	$472,245

Supplemental disclosures of cash flow information:
Income taxes paid	$24,361	$21,204
Interest paid, net of capitalized interest	4,529	5,932
Supplemental schedule of noncash investing activities:
Increase in property and equipment through accrued purchases	$9,089	$7,023

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2013. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three months ended May 4, 2013 may not be indicative of the operating results that may be expected for the full fiscal year.

Certain prior period amounts have been reclassified to conform with current year presentation. Previously, the Company presented amounts due from certain vendors on a gross basis. In the current year, the Company has presented amounts due from those certain vendors on a net basis. Accordingly, the Company has revised amounts presented for the three months ended April 28, 2012 on the cash flow statement and the twelve months ended February 2, 2013 on the balance sheet for comparability purposes. The revision had no impact on net income, cash flows from operating activities, or stockholders’ equity, and an insignificant impact on working capital for the three months ended April 28, 2012 and twelve months ended February 2, 2013.

(2) New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred the requirement to present on the face of the financial statements items that are reclassified from other comprehensive income to net income. In February 2013, the Financial Accounting Standards Board issued Accounting Standard Update No.2013-02,” which finalized the reporting requirements of reclassifications out of accumulated other comprehensive income. The Company adopted this guidance beginning in the first quarter of fiscal year 2014 when it was required. The adoption of this update did not have a material effect on the Company’s condensed consolidated results of operations, financial position or cash flows.

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” which requires disclosure of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to agreements similar to a master netting arrangements. In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarified the scope of Accounting Standards Update No. 2011-11. The Company adopted this guidance beginning in the first quarter of fiscal year 2014 when it was required. The adoption of this update did not have a material effect on the Company’s condensed consolidated results of operations, financial position or cash flows.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	May 4,	February 2,
	2013	2013
	(in thousands)
Defined benefit plans, net of $99,282 and $100,506 of income taxes as of May 4, 2013 and February 2, 2013, respectively.	$(164,920)	$(166,982)

Accumulated other comprehensive loss	$(164,920)	$(166,982)

As of May 4, 2013, the Company reclassified $2.1 million of amortization of defined benefit plan liabilities, net of $1.2 million in income taxes, from accumulated comprehensive income to selling, general and administrative expenses on the condensed consolidated statements of income.

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

The Company has equity and fixed income investments related to its company-owned life insurance. The fair value of the investments is the estimated amount that the Company would receive if the policy was terminated, taking into consideration the current creditworthiness of the insurer. The fair value of the company-owned life insurance is considered Level 2, as it is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the change in the fair value of the company-owned life insurance is marked to market through income.

As of May 4, 2013 and February 2, 2013, the Company held company-owned life insurance measured at fair value on a recurring basis of $28.6 million and $24.5 million, respectively. These amounts are presented net of loans that are secured by some of these policies of $145.7 million and $147.4 million at May 4, 2013 and February 2, 2013, respectively. Total gross company-owned life insurance assets were $174.3 million and $171.9 million at May 4, 2013 and February 2, 2013, respectively.

The Company has in the past entered into interest rate swap agreements with financial institutions to manage the exposure to changes in interest rates. When doing so, the fair value of the interest rate swap agreement is the estimated amount that the Company would pay or receive to terminate the swap agreement, taking into account the current creditworthiness of the swap counterparty. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented.

Certain long-lived assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to long-lived assets are determined using expected future cash flow analyses. The Company estimates future cash flows based on historical experience and its expectation of future performance. The analyses use discounted cash flows and take into consideration any anticipated salvage value or sales price for the store. The analyses also assume available option periods through 20 years unless there is a real estate related event which would increase or decrease the time period. The Company classifies these measurements as Level 3. There were no significant impairments of long-lived assets for the three months ended May 4, 2013 and April 28, 2012.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying amounts and estimated fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets. The Company classifies these measurements as Level 2. As of May 4, 2013 and February 2, 2013, these included the Company’s fixed rate long-term debt, including the current portion.

	May 4, 2013		February 2, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
(in thousands)
Financial liabilities
Long-term debt, including current portion (excluding capitalized leases)	$375,000	$404,914	$375,000	$397,889

The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

(5) Income Taxes

Income tax expense for the three months ended May 4, 2013 was $15.5 million, or 35.5% of pre-tax income, compared to $22.6 million, or 36.0% of pre-tax income, for the three months ended April 28, 2012. The decrease in income tax expense was due primarily to the decrease in income before income taxes for the three months ended May 4, 2013.

Due to a change in an IRS audit policy regarding capitalization of costs relating to tangible property, the Company, during the first quarter of fiscal year 2013, reduced the overall reserve for uncertain tax positions by $6.5 million, which resulted in a reduction in deferred tax assets with no effect on income tax expense for the first quarter of fiscal year 2013. The overall reserve was $16.2 million as of April 28, 2012.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	May 4,	April 28,	May 4,	April 28,	May 4,	April 28,
	2013	2012	2013	2012	2013	2012
	(in thousands)
Service cost	$—	$—	$41	$38	$30	$29
Interest cost	5,691	5,854	129	140	228	266
Expected return on plan assets	(7,138)	(7,240)	—	—	—	—
Amortization of transition obligation	—	—	—	—	—	49
Amortization of net loss	3,123	2,842	132	119	31	107

Net periodic benefit expense	$1,676	$1,456	$302	$297	$289	$451

During the three months ended May 4, 2013, the Company made a discretionary contribution to its Pension Plan of $25.0 million. The Company does not expect to make additional contributions to the Pension Plan before fiscal year end. During the three months ended April 28, 2012, the Company made discretionary contributions to its Pension Plan of $4.5 million.

(7) Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the effect of contingently issuable stock-based compensation awards with remaining service vesting conditions as being outstanding at the beginning of the period in which all other vesting conditions are met.

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

The reconciliation of basic and diluted shares for the three months ended May 4, 2013 and April 28, 2012, are as follows:

	Three Months Ended
	May 4,	April 28,
	2013	2012
Basic Shares	42,815,418	45,018,378
Dilutive contingently-issuable non-vested share awards	404,588	296,959
Dilutive contingently-issuable vested share awards	331	6,321

Diluted Shares	43,220,337	45,321,658

(8) Repurchase of Common Stock

On March 27, 2013, the Company’s Board of Directors approved a self-tender offer to purchase up to 1,500,000 shares of Class A and 500,000 shares of Class B common stock at a price of $50.00 per share. The tender offer was initiated on April 25, 2013 and completed on May 22, 2013 when the Company accepted for purchase 1,741,669 shares of Class A and 296,560 shares of Class B common stock for $101.9 million. In accordance with the offer to purchase and SEC rules, the Company accepted for purchase 241,669 additional shares of Class A common stock that were tendered by stockholders, which is less than 2.0% of the outstanding shares of Class A stock that were subject to the offer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the largest family owned and operated department store business in the United States. As of May 4, 2013, the Company had 301 stores in 16 states, located primarily in the southern United States. The Company generated revenues of $4.0 billion for the fiscal year ended February 2, 2013, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.

The following discussion, which presents the results of the Company, should be read in conjunction with the Company’s consolidated financial statements as of February 2, 2013 and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the year ended February 2, 2013.

The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to each January 31. All references to “fiscal year 2013” refer to the 53-week fiscal year ended February 2, 2013, all references to “fiscal year 2014” refer to the 52-week fiscal year that will end February 1, 2014, and all references to “fiscal year 2015” refer to the 52-week fiscal year that will end January 31, 2015.

The Company’s revenues increased 5.1% in the first quarter of fiscal year 2014 to $955.8 million. Comparable store revenues increased 5.2% as a result of increased promotions and investments in ongoing strategic merchandising, marketing, branding, eCommerce and service excellence initiatives. eCommerce revenues increased by $15.6 million, or 67.0%, and contributed 1.6% of the 5.2% comparable store revenues for the period. The Company calculates comparable store revenue as sales from stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Stores undergoing remodeling, expansion or relocation remain in the comparable store revenue calculation. Definitions and calculations of comparable store revenue differ among companies in the retail industry. Operating income decreased to $54.4 million in the first quarter of fiscal year 2014 compared to $75.5 million during the same period in fiscal year 2013. Net income decreased to $28.2 million or $0.66 per basic share and $0.65 per diluted share in the first quarter of fiscal year 2014 compared to $40.3 million or $0.89 per basic and diluted share during the same period in fiscal year 2013. The decrease in net income was due primarily to higher expense associated with the Company’s investments in strategic initiatives, and an increase in costs of goods sold due to higher markdowns over the prior year.

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

The Company operates retail department stores in the highly competitive retail industry. Management believes that the principal competitive factors for retail department store operations include merchandise selection, quality, value, customer service and convenience. The Company believes it faces strong competitors in all of these areas. The Company’s primary competitors are traditional department stores, mass merchandisers, national apparel chains, individual specialty apparel stores, direct merchant firms and online retailers, including Macy’s, Inc., Dillard’s, Inc., Nordstrom, Inc., Kohl’s Corporation, Target Corporation, Sears Holding Corporation, TJX Companies, Inc., Wal-Mart Stores, Inc., J.C. Penney Company, Inc, and Amazon.com, Inc.

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

	Three Months Ended
	May 4,	April 28,
	2013	2012
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%
Cost of goods sold (including occupancy, distribution and buying expenses)	67.5	66.2
Selling, general and administrative expenses	26.8	25.6
Gain on sale of property and equipment	0.1	0.1
Asset impairment and exit costs	0.1	—
Operating income	5.7	8.3
Interest expense, net	1.1	1.4
Income before income taxes	4.6	6.9
Income tax expense	1.6	2.5
Net income	2.9	4.4
Comparable store net revenue increase	5.2	7.4

Revenues

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes for the periods as reflected in the table below.

	Three Months Ended
	May 4,	April 28,
Merchandise Areas	2013	2012
Women’s	35%	37%
Cosmetics, Shoes and Accessories	34	33
Men’s	16	15
Home	8	8
Children’s	7	7

Total	100%	100%

Comparison of the Three Months Ended May 4, 2013 and April 28, 2012

Revenues. The Company’s revenues for the three months ended May 4, 2013 increased 5.1%, or $46.0 million, to $955.8 million from $909.8 million during the same period in fiscal year 2013. The increase is primarily attributable to a 5.2% increase in revenues from comparable stores, partially offset by a decrease in revenues from closing stores of $4.0 million.

Cost of goods sold. Cost of goods sold was $645.3 million, or 67.5% of revenues, for the three months ended May 4, 2013 compared to $602.5 million, or 66.2% of revenues, for the same period in fiscal year 2013. The increase in cost of goods sold as a percentage of revenues was primarily attributable to increased markdown activity for the three months ended May 4, 2013.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $255.9 million, or 26.8% of revenues, for the three months ended May 4, 2013, compared to $232.9 million, or 25.6% of revenues, for the same period in fiscal year 2013. The increase in the SG&A expense rate was primarily due to the Company’s investment in strategic initiatives, as well as amounts related to the Company’s 125th anniversary celebration, consisting of customer, associate and community related events.

Income tax expense. Income tax expense for the three months ended May 4, 2013 was $15.5 million, or 35.5% of pre-tax income, compared to $22.6 million, or 36.0% of pre-tax income, for the three months ended April 28, 2012. The decrease in expense was due primarily to the decrease in income before income taxes for the three months ended May 4, 2013.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand of $226.3 million as of May 4, 2013, cash flows from operations, and borrowings under debt facilities, which consist of a $350.0 million credit facility and $375.0 million in senior notes.

The credit facility, which matures in November 2015, allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at May 4, 2013 using LIBOR plus 125 basis points, or 1.45%. The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and last four quarters of rent expense multiplied by a factor of eight, by the last four quarters of pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. At May 4, 2013, the maximum leverage ratio allowed under the credit facility was 4.0, and the calculated leverage ratio was 1.85. The Company was in compliance with all covenants as of May 4, 2013 and expects to remain in compliance with all debt covenants for the next twelve months and foreseeable future. As of May 4, 2013, the Company had $17.0 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $333.0 million.

The senior notes have restrictive covenants that are similar to the Company’s credit facility, and had the following terms as of May 4, 2013:

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

The Company may utilize derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. As of May 4, 2013, the Company does not have any interest rate swaps outstanding. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. Previous swap agreements were used to reduce the potential impact of increases in interest rates on variable rate debt.

Belk has also planned investments totaling approximately $600 million over a five-year period that began in late fiscal year 2011 for key strategic initiatives including approximately $270 million for store expansions and remodels, $263 million for technology, $42 million for branding, and $14 million for customer service enhancements. Through the first quarter of fiscal year 2014, the Company was on track to complete the aforementioned investments in the timeframe stated.

Management believes that cash on hand of $226.3 million as of May 4, 2013, cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension contributions and debt service requirements for the next twelve months and foreseeable future.

Net cash provided by operating activities was $16.1 million for the three months ended May 4, 2013 compared to $81.4 million for the same period in fiscal year 2013. The decrease in cash flows from operating activities for the three months ended May 4, 2013 was principally due to the decrease in payables and accrued liabilities driven by timing, offset by an increase in accrued income taxes and a $25.0 million pension contribution in the first quarter of fiscal year 2014.

Net cash used by investing activities was $49.6 million for the three months ended May 4, 2013 compared to $25.2 million for the same period in fiscal year 2013. The increase in cash used by investing activities primarily resulted from increased purchases of property and equipment of $23.6 million.

Net cash used by financing activities was $9.4 million for the three months ended May 4, 2013 compared to $40.2 million for the same period in fiscal year 2013. The decrease in cash used by financing activities was primarily due to a $33.9 million decrease in dividends paid in the first three months of fiscal year 2014 compared to the same period in fiscal year 2013. The dividend for fiscal year 2014, which would typically be in the first quarter, was accelerated and paid in the fourth quarter of fiscal year 2013.

Contractual Obligations and Commercial Commitments

A table representing the scheduled maturities of the Company’s contractual obligations and commercial commitments as of February 2, 2013 was included under the heading “Contractual Obligations and Commercial Commitments” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013. There have been no material changes from the information included in the Form 10-K.

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

New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force),” which requires measurement of obligations within the scope of this guidance to be the sum of the amount agreed to pay on the basis of arrangement among co-obligors and any additional amounts expected to pay on behalf of co-obligors, in addition to disclosure of the nature and amount of the obligation. This guidance will be effective at the beginning of fiscal year 2015. The Company does not expect the adoption to have a material impact on the condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three months ended May 4, 2013 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on April 17, 2013.

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

BELK, INC.

Dated: June 11, 2013	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and
Corporate Secretary
(Authorized Officer of the Registrant)

	By:	/s/ Adam M. Orvos
Adam M. Orvos
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)