Form 10-Q
period 2013-11-02
BELK INC
filed 2013-12-10
CIK 1051771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 2, 2013

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

At December 3, 2013, the registrant had issued and outstanding 40,063,026 shares of class A common stock and 927,890 shares of class B common stock.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Revenues	$860,743	$837,487	$2,716,035	$2,615,229
Cost of goods sold (including occupancy, distribution and buying expenses)	589,722	574,211	1,836,855	1,755,642
Selling, general and administrative expenses	254,766	238,344	748,835	706,029
Gain on sale of property and equipment	559	1,110	1,372	2,825
Asset impairment and exit costs	1,831	(645)	3,526	(450)

Operating income	14,983	26,687	128,191	156,833
Interest expense, net	(10,681)	(11,121)	(32,562)	(36,065)

Income before income taxes	4,302	15,566	95,629	120,768
Income tax expense	742	4,421	33,357	41,961

Net income	$3,560	$11,145	$62,272	$78,807

Basic net income per share	$0.09	$0.26	$1.49	$1.80

Diluted net income per share	$0.09	$0.26	$1.48	$1.80

Weighted average shares outstanding:
Basic	40,990,916	42,717,880	41,724,596	43,692,854
Diluted	41,195,708	42,865,740	41,996,697	43,889,746

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income	$3,560	$11,145	$62,272	$78,807
Other comprehensive income:
Unrealized gain on interest rate swap, net of $740 income taxes for the nine months ended October 27, 2012.	—	—	—	945
Defined benefit plan adjustments, net of $1,224 and $3,672 income taxes for the three and nine months ended November 2, 2013, respectively and $1,160 and $3,484 income taxes for the three and nine months ended October 27, 2012, respectively.	2,062	1,957	6,186	5,868

Total other comprehensive income	2,062	1,957	6,186	6,813

Total comprehensive income	$5,622	$13,102	$68,458	$85,620

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

	November 2, 2013	February 2, 2013
Assets
Current assets:
Cash and cash equivalents	$23,706	$269,177
Accounts receivable, net	28,273	32,004
Merchandise inventory	1,294,426	1,009,687
Prepaid income taxes, expenses and other current assets	36,988	28,460

Total current assets	1,383,393	1,339,328
Property and equipment, net of accumulated depreciation and amortization of $1,520,164 and $1,418,877 as of November 2, 2013 and February 2, 2013, respectively.	1,145,259	1,055,944
Deferred income taxes	32,208	43,292
Other assets	49,693	40,062

Total assets	$2,610,553	$2,478,626

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$458,205	$255,763
Accrued liabilities	242,334	224,367
Accrued income taxes	—	22,334
Deferred income taxes	38,063	36,710
Current installments of long-term debt and capital lease obligations	7,730	9,714

Total current liabilities	746,332	548,888
Long-term debt and capital lease obligations, excluding current installments	386,562	390,110
Retirement obligations and other noncurrent liabilities	241,595	277,007

Total liabilities	1,374,489	1,216,005

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 41.0 and 42.7 million shares issued and outstanding as of November 2, 2013 and February 2, 2013, respectively.	410	427
Paid-in capital	176,915	271,913
Retained earnings	1,219,535	1,157,263
Accumulated other comprehensive loss	(160,796)	(166,982)

Total stockholders’ equity	1,236,064	1,262,621

Total liabilities and stockholders’ equity	$2,610,553	$2,478,626

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

					Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at February 2, 2013	42,718	$427	$271,913	$1,157,263	$(166,982)	$1,262,621
Net income	—	—	—	62,272	—	62,272
Other comprehensive income	—	—	—	—	6,186	6,186
Issuance of stock-based compensation	—	—	(397)	—	—	(397)
Stock-based compensation expense	—	—	6,520	—	—	6,520
Common stock issued	311	3	770	—	—	773
Repurchase and retirement of common stock	(2,038)	(20)	(101,891)	—	—	(101,911)

Balance at November 2, 2013	40,991	$410	$176,915	$1,219,535	$(160,796)	$1,236,064

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	November 2, 2013	October 27, 2012
Cash flows from operating activities:
Net income	$62,272	$78,807
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and exit costs	3,526	(450)
Deferred income tax expense	10,618	10,412
Depreciation and amortization expense	99,989	90,911
Stock-based compensation expense	9,105	13,254
Loss (gain) on sale of property and equipment	600	(853)
Amortization of deferred gain on sale and leaseback	(1,972)	(1,972)
Amortization of deferred debt issuance costs	623	623
Increase (decrease) in:
Accounts receivable, net	3,731	4,516
Merchandise inventory	(284,739)	(366,374)
Prepaid income taxes, expenses and other assets	(20,728)	(36,967)
Increase (decrease) in:
Accounts payable and accrued liabilities	210,239	303,697
Accrued income taxes	(22,334)	(20,684)
Retirement obligations and other liabilities	(24,677)	(10,112)

Net cash provided by operating activities	46,253	64,808

Cash flows from investing activities:
Purchases of property and equipment	(176,215)	(133,592)
Proceeds from sales of property and equipment	104	2,269

Net cash used by investing activities	(176,111)	(131,323)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(6,376)	(106,069)
Repurchase and retirement of common stock	(101,911)	(102,047)
Dividends paid	—	(33,898)
Stock compensation tax benefit	1,644	1,858
Cash paid for withholding taxes in lieu of stock-based compensation shares	(8,970)	(6,210)

Net cash used by financing activities	(115,613)	(246,366)

Net decrease in cash and cash equivalents	(245,471)	(312,881)
Cash and cash equivalents at beginning of period	269,177	456,272

Cash and cash equivalents at end of period	$23,706	$143,391

Supplemental disclosures of cash flow information:
Income taxes paid	$48,437	$59,751
Interest paid, net of capitalized interest	18,527	21,747
Supplemental schedule of noncash investing activities:
Increase in property and equipment through accrued purchases	$14,502	$27,975
Increase in property and equipment through assumption of capital leases	844	—

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2013. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three and nine months ended November 2, 2013 may not be indicative of the operating results that may be expected for the full fiscal year.

Certain prior period amounts have been reclassified to conform with current year presentation. Previously, the Company presented amounts due from certain vendors on a gross basis. In the current year, the Company has presented amounts due from those certain vendors on a net basis. Accordingly, the Company has revised amounts presented for the nine months ended October 27, 2012 on the cash flow statement and the twelve months ended February 2, 2013 on the balance sheet for comparability purposes. The revision had no impact on net income, cash flows from operating activities, or stockholders’ equity, and an insignificant impact on working capital for the nine months ended October 27, 2012 and twelve months ended February 2, 2013.

(2) New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred the requirement to present on the face of the financial statements items that are reclassified from other comprehensive income to net income. In February 2013, the Financial Accounting Standards Board issued Accounting Standard Update No. 2013-02,” which finalized the reporting requirements of reclassifications out of accumulated other comprehensive income. The Company adopted this guidance beginning in the first quarter of fiscal year 2014 when it was required. The adoption of this update did not have a material effect on the Company’s condensed consolidated results of operations, financial position or cash flows.

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

(3) Accumulated Other Comprehensive Loss

As of November 2, 2013 and February 2, 2013, the accumulated other comprehensive loss for defined benefit plans was $160.8 million and $167.0 million, respectively. These amounts are net of income taxes of $96.8 million and $100.5 million at November 2, 2013 and February 2, 2013, respectively.

For the three months ended November 2, 2013, the Company reclassified $2.1 million of amortization of defined benefit plan liabilities, net of $1.2 million in income taxes, from accumulated comprehensive income to selling, general and administrative expenses on the condensed consolidated statements of income.

For the nine months ended November 2, 2013, the Company reclassified $6.2 million of amortization of defined benefit plan liabilities, net of $3.7 million in income taxes, from accumulated comprehensive income to selling, general and administrative expenses on the condensed consolidated statements of income.

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

As of November 2, 2013 and February 2, 2013, the Company held company-owned life insurance measured at fair value on a recurring basis of $37.0 million and $24.5 million, respectively. These amounts are presented net of loans that are secured by some of these policies of $144.4 million and $147.4 million at November 2, 2013 and February 2, 2013, respectively. Total gross company-owned life insurance assets were $181.4 million and $171.9 million at November 2, 2013 and February 2, 2013, respectively.

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

Certain long-lived assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to long-lived assets are determined using expected future cash flow analyses. The Company estimates future cash flows based on historical experience and its expectation of future performance. The analyses use discounted cash flows and take into consideration any anticipated salvage value or sales price for the store. The analyses also assume available option periods through 20 years unless there is a real estate related event which would increase or decrease the time period. The Company classifies these measurements as Level 3. During the nine months ended November 2, 2013, the Company recorded $2.4 million in impairment charges to adjust a retail location’s net book value to fair market value.

As of November 2, 2013 and February 2, 2013, the fair value of fixed rate long-term debt including the current portion and excluding capitalized leases, was $394.6 million and $397.9 million, respectively. The Company classifies these measurements as Level 2. The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities and credit ratings. The total carrying value of long-term debt, including the current portion and excluding capitalized leases, was $375.0 million as of November 2, 2013 and February 2, 2013.

(5) Asset Impairment and Exit Costs

During the three months ended November 2, 2013, the Company recorded $1.5 million in impairment charges to adjust a retail location’s net book value to fair market value. The Company determines fair value of its retail locations primarily based on the present value of future cash flows. In addition, the Company recorded a $0.3 million charge for real estate holding costs during the three months ended November 2, 2013.

During the nine months ended November 2, 2013, the Company recorded $2.4 million in impairment charges to adjust a retail location’s net book value to fair market value, a $0.9 million charge for real estate holding costs, and $0.2 million in exit costs comprised of severance costs associated with the planned closing of four stores.

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

(8) Income Taxes

Income tax expense for the three months ended November 2, 2013 was $0.7 million, or 17.2% of pre-tax income, compared to $4.4 million, or 28.4% of pre-tax income, for the three months ended October 27, 2012. The decrease in income tax expense was due primarily to the decrease in income before income taxes for the three months ended November 2, 2013 of $11.3 million. The decrease in the rate was due primarily to a $0.6 million reduction in the accrual for uncertain tax reserves during fiscal year 2014, which was the result of expired state related statutes of limitations.

Income tax expense for the nine months ended November 2, 2013 was $33.4 million, or 34.9% of pre-tax income, compared to $42.0 million, or 34.7% of pre-tax income, for the nine months ended October 27, 2012. The decrease in income tax expense was due primarily to the decrease in income before income taxes for the nine months ended November 2, 2013 of $25.1 million.

Due to a change in an IRS audit policy regarding capitalization of costs relating to tangible property, the Company, during the first quarter of fiscal year 2013, reduced the overall reserve for uncertain tax positions by $6.5 million, which resulted in a reduction in deferred tax assets with no effect on income tax expense for the first quarter of fiscal year 2013. The total reserve of uncertain tax positions was $17.2 million and $16.9 million as of November 2, 2013 and October 27, 2012, respectively.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	November 2,	October 27,	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012	2013	2012
			(in thousands)
Service cost	$—	$—	$41	$38	$30	$29
Interest cost	5,691	5,854	129	140	228	266
Expected return on plan assets	(7,138)	(7,240)	—	—	—	—
Amortization of transition obligation	—	—	—	—	—	49
Amortization of net loss	3,123	2,842	132	119	31	107

Net periodic benefit expense	$1,676	$1,456	$302	$297	$289	$451

	Nine Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	November 2,	October 27,	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012	2013	2012
			(in thousands)
Service cost	$—	$—	$123	$114	$90	$87
Interest cost	17,073	17,562	387	420	684	798
Expected return on plan assets	(21,414)	(21,720)	—	—	—	—
Amortization of transition obligation	—	—	—	—	—	147
Amortization of net loss	9,369	8,526	396	357	93	321

Net periodic benefit expense	$5,028	$4,368	$906	$891	$867	$1,353

During the nine months ended November 2, 2013, the Company made a discretionary contribution to its Pension Plan of $25.0 million. The Company does not expect to make additional contributions to the Pension Plan before fiscal year end. During the three and nine months ended October 27, 2012, the Company made contributions to its Pension Plan of $9.0 million and $18.0 million, respectively.

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

The reconciliation of basic and diluted shares for the three and nine months ended November 2, 2013 and October 27, 2012, are as follows:

	Three Months Ended		Nine Months Ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
Basic Shares	40,990,916	42,717,880	41,724,596	43,692,854
Dilutive contingently-issuable non-vested share awards	204,461	146,139	271,770	192,941
Dilutive contingently-issuable vested share awards	331	1,721	331	3,951

Diluted Shares	41,195,708	42,865,740	41,996,697	43,889,746

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the nation’s largest family owned and operated department store. As of November 2, 2013, the Company had 301 Belk stores located in 16 Southern states and a growing digital presence. The Company generated revenues of $4.0 billion for the fiscal year ended February 2, 2013, and together with its predecessors, has been successfully operating department stores since 1888 by seeking to provide superior service and merchandise that meets customers’ needs for fashion, value and quality.

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

The Company’s revenues increased 2.8% in the third quarter of fiscal year 2014 to $860.7 million. Comparable store revenues increased 3.5% as a result of continued strong eCommerce sales and execution of the Company’s key initiatives. Our eCommerce revenues increased by $12.6 million, or 44.8%, and contributed 1.5% of the 3.5% comparable store revenues for the period. The Company calculates comparable store revenue as sales from stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Stores undergoing remodeling, expansion or relocation remain in the comparable store revenue calculation. Definitions and calculations of comparable store revenue differ among companies in the retail industry.

Operating income decreased to $15.0 million in the third quarter of fiscal year 2014 compared to $26.7 million during the same period in fiscal year 2013. Net income decreased to $3.6 million or $0.09 per basic and diluted share in the third quarter of fiscal year 2014 compared to $11.1 million or $0.26 per basic and diluted share during the same period in fiscal year 2013. The decrease in net income was due primarily to higher expense associated with the Company’s investments in strategic initiatives.

The Company’s revenues increased 3.9% for the first nine months of fiscal year 2014 to $2,716.0 million. Comparable store revenues increased 4.0%. eCommerce revenues increased by $39.8 million, or 52.8%, and contributed 1.5% of the 4.0% comparable store revenues for the period. Operating income decreased to $128.2 million in the first nine months of fiscal year 2014 from $156.8 million during the same period in fiscal year 2013. Net income decreased to $62.3 million or $1.49 per basic share and $1.48 per diluted share from $78.8 million or $1.80 per basic and diluted share during the same period in fiscal year 2013. The decrease in net income was due primarily to higher expense associated with the Company’s investments in strategic initiatives.

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

The Company operates retail department stores in the highly competitive retail industry. Management believes that the principal competitive factors for retail department store operations include merchandise selection, quality, value, customer service and convenience. The Company believes it faces strong competitors in all of these areas. The Company’s primary competitors are traditional department stores, mass merchandisers, national apparel chains, individual specialty apparel stores, direct merchant firms and online retailers, including Macy’s, Inc., Dillard’s, Inc., Nordstrom, Inc., Kohl’s Corporation, Target Corporation, Sears Holding Corporation, TJX Companies, Inc., Wal-Mart Stores, Inc., J.C. Penney Company, Inc., and Amazon.com, Inc.

The Company has focused its growth strategy in the last several years on remodeling and expanding existing stores, developing new merchandising concepts in targeted demand centers, and expanding its online capabilities. In addition, in April 2013 the Company announced a strategy to expand the number of Belk flagship locations. Belk currently operates 17 flagship stores that meet certain standards based on size, sales volume, location, premium brand assortments and Belk brand image. Under this strategy, the Company plans to nearly double the number of flagship stores over the next five years through expansions and remodels of existing stores, enhancement of premium brand offerings in existing stores, and opening new stores that meet the flagship store criteria. The Company will continue to explore new store opportunities within its existing 16-state footprint and in contiguous markets where Belk can leverage its name and reputation to distinguish its stores from the competition.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s unaudited condensed consolidated statements of income, as well as a period comparison of changes in comparable store net revenue.

	Three Months Ended		Nine Months Ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (including occupancy, distribution and buying expenses)	68.5	68.6	67.6	67.1
Selling, general and administrative expenses	29.6	28.5	27.6	27.0
Gain on sale of property and equipment	0.1	0.1	0.1	0.1
Asset impairment and exit costs	0.2	(0.1)	0.1	—
Operating income	1.7	3.2	4.7	6.0
Interest expense, net	1.2	1.3	1.2	1.4
Income before income taxes	0.5	1.9	3.5	4.6
Income tax expense	0.1	0.5	1.2	1.6
Net income	0.4	1.3	2.3	3.0
Comparable store net revenue increase	3.5	5.8	4.0	6.1

Revenues

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no material changes for the periods as reflected in the table below.

	Three Months Ended		Nine Months Ended
	November 2,	October 27,	November 2,	October 27,
Merchandise Areas	2013	2012	2013	2012
Women’s	33%	33%	35%	36%
Cosmetics, Shoes and Accessories	34	34	33	33
Men’s	16	16	17	16
Home	9	9	8	8
Children’s	8	8	7	7

Total	100%	100%	100%	100%

Comparison of the Three and Nine Months Ended November 2, 2013 and October 27, 2012

Revenues. The Company’s revenues for the three months ended November 2, 2013 increased 2.8%, or $23.3 million, to $860.7 million from $837.5 million during the same period in fiscal year 2013. The increase is primarily attributable to a 3.5% increase in revenues from comparable stores, partially offset by a $4.3 million decrease in revenues from closed stores.

The Company’s revenues for the nine months ended November 2, 2013 increased 3.9%, or $100.8 million, to $2,716.0 million from $2,615.2 million during the same period in fiscal year 2013. The increase is primarily attributable to a 4.0% increase in revenues from comparable stores.

Cost of goods sold. Cost of goods sold was $589.7 million, or 68.5% of revenues, for the three months ended November 2, 2013 compared to $574.2 million, or 68.6% of revenues, for the same period in fiscal year 2013. The increase in cost of goods sold was attributable to an increase in revenues for the three months ended November 2, 2013.

Cost of goods sold was $1,836.9 million, or 67.6% of revenues, for the nine months ended November 2, 2013 compared to $1,755.6 million, or 67.1% of revenues, for the same period in fiscal year 2013. The increase in cost of goods sold was attributable to an increase in revenues for the nine months ended November 2, 2013. The increase in cost of goods sold as a percentage of revenues was primarily attributable to an increase in shipping and handling expenses, as well as distribution costs.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $254.8 million, or 29.6% of revenues for the three months ended November 2, 2013, compared to $238.3 million, or 28.5% of revenues for the same period in fiscal year 2013. The increase in SG&A expenses was primarily due to the Company’s investment in strategic initiatives.

SG&A expenses were $748.8 million, or 27.6% of revenues for the nine months ended November 2, 2013, compared to $706.0 million, or 27.0% of revenues for the same period in fiscal year 2013. The increase in SG&A expenses was primarily due to an increase in payroll and the Company’s investment in strategic initiatives, as well as amounts related to the Company’s 125th anniversary celebration, consisting of customer, associate and community related events.

Income tax expense. Income tax expense for the three months ended November 2, 2013 was $0.7 million, or 17.2% of pre-tax income, compared to $4.4 million, or 28.4% of pre-tax income, for the three months ended October 27, 2012. The decrease in income tax expense was due primarily to the decrease in income before income taxes for the three months ended November 2, 2013 of $11.3 million. The decrease in the rate was due primarily to a $0.6 million reduction in the accrual for uncertain tax reserves during fiscal year 2014, which was the result of expired state related statutes of limitations.

Income tax expense for the nine months ended November 2, 2013 was $33.4 million, or 34.9% of pre-tax income, compared to $42.0 million, or 34.7% of pre-tax income, for the nine months ended October 27, 2012. The decrease in income tax expense was due primarily to the decrease in income before income taxes for the nine months ended November 2, 2013 of $25.1 million.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand of $23.7 million as of November 2, 2013, cash flows from operations, and borrowings under debt facilities, which consist of a $350.0 million credit facility and $375.0 million in senior notes.

The credit facility, which matures in November 2015, allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at November 2, 2013 using LIBOR plus 125 basis points, or 1.42%. The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and last four quarters of rent expense multiplied by a factor of eight, by the last four quarters of pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. At November 2, 2013, the maximum leverage ratio allowed under the credit facility was 4.0, and the calculated leverage ratio was 1.85. The Company was in compliance with all covenants as of November 2, 2013 and expects to remain in compliance with all debt covenants for the next twelve months and foreseeable future. As of November 2, 2013, the Company had $16.6 million of standby letters of credit outstanding under the credit facility and availability under the credit facility was $333.4 million.

The senior notes have restrictive covenants that are similar to the Company’s credit facility, and had the following terms as of November 2, 2013:

Amount (in millions)	Type of Rate	Rate	Maturity Date
$100.0	Fixed	5.31%	July 2015
125.0	Fixed	6.20%	August 2017
50.0	Fixed	5.70%	November 2020
100.0	Fixed	5.21%	January 2022

$375.0

On January 30, 2013, the Company paid the $17.8 million, 20-year variable rate, which bore interest at 0.20%, state bond facility which would have matured in October 2025. In connection with the debt extinguishment, the Company expensed unamortized fees of $0.1 million related to the state bond facility and recognized this charge as a loss on extinguishment of debt in the consolidated statement of income. Associated with this bond was an $18.0 million standby letter of credit outstanding under the credit facility, which was canceled upon payment of the $17.8 million state bond facility.

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

The Company may utilize derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. As of November 2, 2013, the Company does not have any interest rate swaps outstanding. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. Previous swap agreements were used to reduce the potential impact of increases in interest rates on variable rate debt.

Belk has also planned investments totaling approximately $600 million over a five-year period that began in late fiscal year 2011 for key strategic initiatives including store expansions and remodels, information technology, branding, and customer service enhancements. Through the third quarter of fiscal year 2014, the Company completed several store expansions and remodels and has implemented a new technology platform, which includes the replacement of a portion of our IT infrastructure and a new merchandising system. The Company is still on track to complete the remaining investments in the timeframe stated.

Management believes that cash on hand of $23.7 million as of November 2, 2013, cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension contributions and debt service requirements for the next twelve months and foreseeable future.

Net cash provided by operating activities was $46.3 million for the nine months ended November 2, 2013 compared to $64.8 million for the same period in fiscal year 2013. The decrease in cash flows from operating activities was principally due to a $16.5 million decrease in net income, a $7.0 million increase in pension contributions in fiscal year 2014, offset by a $9.1 million increase in depreciation and amortization expense.

Net cash used by investing activities was $176.1 million for the nine months ended November 2, 2013 compared to $131.3 million for the same period in fiscal year 2013. The increase in cash used by investing activities primarily resulted from increased purchases of property and equipment of $42.6 million.

Net cash used by financing activities was $115.6 million for the nine months ended November 2, 2013 compared to $246.4 million for the same period in fiscal year 2013. The decrease in cash used by financing activities primarily relates to the $100.0 million payment of senior notes and $33.9 million decrease in dividends paid in fiscal year 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three and nine months ended November 2, 2013 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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

BELK, INC.

Dated: December 10, 2013	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and
Corporate Secretary
(Authorized Officer of the Registrant)

	By:	/s/ Adam M. Orvos
Adam M. Orvos
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)