Form 10-K
period 2014-02-01
BELK INC
filed 2014-04-15
CIK 1051771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) as of August 3, 2013 (based on the price at which the common equity was last sold on June 28, 2013, the date closest to the last business day of the Company’s most recently completed second fiscal quarter) was $615,522,222. 41,204,622 shares of common stock were outstanding as of April 4, 2014, comprised of 40,056,235 shares of the Registrant’s Class A Common Stock, par value $0.01, and 1,148,387 shares of the Registrant’s Class B Common Stock, par value $0.01.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2014 are incorporated herein by reference in Part III.

BELK, INC.

i

PART I

Item 1.	Business

General

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the nation’s largest family owned and operated department store business in the United States, with 299 stores in 16 states, as of the fiscal year ended February 1, 2014. With stores located primarily in the southern United States and with a growing eCommerce business on its belk.com website, the Company generated revenues of $4.0 billion for the fiscal year 2014, and together with its predecessors, has been successfully operating department stores since 1888. Belk is committed to providing its customers a compelling shopping experience and merchandise that reflects “Modern. Southern. Style.”

The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to each January 31st. The fiscal year end dates and number of weeks in fiscal years 2012 – 2015 are reflected in the table below.

Fiscal Year	End Date	Weeks
2015	January 31, 2015	52
2014	February 1, 2014	52
2013	February 2, 2013	53
2012	January 28, 2012	52

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

The Company operates 94 stores that exceed 100,000 square feet in size, although the majority of Belk stores range in size from 60,000 to 100,000 square feet. Most of the Belk stores are anchor tenants in major regional malls or in open-air shopping centers in medium and smaller markets. In the aggregate, the Belk stores occupy approximately 22.6 million square feet of selling space. The Company is making significant investments in its eCommerce business to expand the capabilities of its belk.com website and increase online sales. It has also begun an Omnichannel initiative to expand the inventory available online and in stores and to provide a seamless shopping experience for its customers.

Management of Belk’s store operations is organized into three regional operating divisions, with offices in Raleigh, NC, Atlanta, GA and Birmingham, AL. Each unit is headed by a division chair and a director of stores. Division offices execute centralized initiatives at the individual stores, and their primary activities relate to providing management and support for the personnel, operations and maintenance of the Belk stores in their regions. These divisions are not considered segments for financial reporting purposes.

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

Business Strategy

Belk’s mission is “to satisfy the modern Southern lifestyle like no one else, so that our customers get the fashion they desire and the value they deserve.” The vision is “for the modern Southern woman to count on Belk first. For her, for her family, for life.” Belk is positioning itself for success by providing modern Southern fashion that is aligned with its customers’ lifestyles, by delivering Southern hospitality to deepen customer relationships, and by impacting local communities positively through its charitable contributions. In fiscal year 2013, the Company set a goal to become a $6 billion retailer, supported by key strategies to expand its business online and in stores through compelling assortments, service excellence, technology and real estate investments, talent initiatives and possible future strategic acquisitions.

The Company seeks to maximize its sales opportunities by providing quality merchandise assortments of fashion goods that differentiate its stores from competitors. Belk merchants and buyers monitor fashion merchandising trends, shop domestic and international markets, and leverage relationships with key vendors in order to provide the latest seasonal assortments of most-wanted styles and brands of merchandise. Through merchandise planning and allocation, the Company tailors its assortments to meet the particular needs of customers in each market. The Company conducts customer research and participates in market studies on an ongoing basis in order to obtain information and feedback from customers that will enable it to better understand their merchandise needs and service preferences.

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

Strategic Investments

Belk has planned investments totaling approximately $700 million over a three-year period that began in fiscal year 2014 in key strategic initiatives focused on information technology that delivers new business capabilities; excelling in customer service; creating compelling shopping environments through new stores and remodels and an expanded flagship strategy; supply chain initiatives that align distribution capabilities to maximize sales and service; and a comprehensive Omnichannel initiative.

Growth Strategy

The Company has focused its growth strategy on new stores, expanding and remodeling existing stores, developing new merchandising concepts in targeted demand centers, and expanding its online capabilities. In addition, in April 2013 the Company announced a strategy to expand the number of Belk flagship locations. Belk currently operates 18 flagship stores that meet certain standards based on size, sales volume, location, premium brand assortments and Belk brand image. Under this strategy, the Company plans to increase the number of flagship stores over the next five years through expansions and remodels of existing stores, enhancement of premium brand offerings in existing stores, and opening new stores that meet the flagship store criteria.

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

In fiscal year 2014, the Company completed major remodel projects in nine stores, opened one store in a new market, opened two new stores as replacements for existing stores, and completed expansions of eight stores. In addition, the Company completed 24 shoe and jewelry department remodels. The new store and store expansions include:

New Stores

Location	Size (Selling Sq. Ft.)	Opening Date	New or Existing Market
New Braunfels, TX	87,165	10/16/13	New
Morganton, NC	59,334	10/16/13	Existing
Salisbury, NC	67,137	10/16/13	Existing

Store Expansions

Location	Expanded Size (Selling Sq. Ft)	Completion Date
Mt. Pleasant, SC (Town Center)	95,893	11/13/13
Morehead City, NC (Cypress Bay Plaza)	107,325	10/16/13
Tifton, GA (Town & Country Plaza)	42,570	10/16/13
Paragould, AR (Town West)	39,400	10/16/13
Rock Hill, SC (Galleria)	93,689	10/16/13
Flowood, MS (Dogwood Festival)	186,214	10/16/13
Stuttgart, AR (Stuttgart Square)	33,809	6/10/13
Brunswick, GA (Glynn Place Mall)	76,496	5/15/13

In fiscal year 2015, the Company plans to open two new stores in new markets, two new stores as replacements of existing stores, two store expansions and two remodels. Five of the eight projects are new or existing flagship locations.

Merchandising

Belk stores and belk.com feature quality name brand and private label merchandise in better and moderate price ranges, providing fashion, selection and value to customers. The merchandise mix is targeted to upper and middle income customers shopping for their families and homes, and includes a wide selection of fashion apparel, accessories and shoes for women, men and children, as well as cosmetics, home furnishings, housewares, gift and guild, jewelry, and other types of department store merchandise. The goal is to position Belk as the leader in providing modern, fashionable assortments with depth in style, selection and value to its store and online customers.

Belk stores and belk.com offer large assortments of many national brands. The Company has enjoyed excellent long-term relationships with many top apparel and cosmetics suppliers and is often the sole distributor of desirable apparel, accessories and cosmetic lines in its markets. Belk stores and belk.com also offer exclusive private brands in selected merchandise categories that are designed and manufactured to provide compelling fashion assortments that meet customers’ needs and set Belk apart from competitors through their styling, quality and price. The Company’s private brands include MADE Cam Newton, CYNTHIA Cynthia Rowley, Crown and Ivy, Chip & Pepper® California, ND-New Directions, Kim Rogers, J. Khaki, Pro Tour, Saddlebred, Red Camel, Nursery Rhyme, Belk Silverworks, Be Inspired, Biltmore™ For Your Home, Home Accents and Cook’s Tools.

The Company introduced three new private brands during fiscal year 2014 — MADE Cam Newton, a modern menswear line, CYNTHIA Cynthia Rowley, a line of apparel, handbags, jewelry, scarves, accessories and small leather goods, and Chip & Pepper® California, a line by denim experts Chip and Pepper Foster featuring trend-setting, premium denim. The Company’s newest private brand, launched in early fiscal year 2015, is Crown and Ivy, an updated, better sportswear line for women offered in stores and on belk.com.

During fiscal year 2014, the Company conducted its second Southern Designer Showcase competition, selecting 13 winners from nearly 300 entrants. The winning fashion designers, whose merchandise reflects the latest in Modern.Southern.Style. will offer exclusive new looks in women’s apparel, jewelry, handbags and children’s apparel to Belk customers. Winning designs will be available for sale in select Belk stores and on belk.com beginning in spring 2014.

The Company established its own fine jewelry business in fiscal year 2007, with buying and administrative offices at the corporate office in Charlotte and a state of the art repair and distribution center located in Ridgeland, Mississippi. The shops replaced the Company’s former leased fine jewelry operations and offer expanded assortments of high quality diamond jewelry, rubies, emeralds and other fine gemstones, and top brands of fine watches and jewelry. During fiscal year 2014, the Company opened six new fine jewelry shops and was operating 159 fine jewelry shops in its stores under the “Belk and Co. Fine Jewelers” name as of the fiscal year end. Belk and Co. Fine Jewelers merchandise is also sold on belk.com.

Marketing and Branding

The Company employs strategic marketing initiatives to develop and enhance the equity of the Belk brand and to create and strengthen “one-to-one” relationships with customers. The Company’s marketing strategy involves a combination of mass media print and broadcast advertising, direct marketing, Internet marketing, social media, mobile advertising, comprehensive store visual merchandising, signing and in-store special events, such as trunk shows, celebrity and designer appearances, Charity Sale, KidFest, Educator Appreciation Day, Healthcare Appreciation Day and Senior Day.

During fiscal year 2012, the Company became the title sponsor of the annual Belk Bowl college football game held at Bank of America Stadium in Charlotte, NC. The game is televised nationally on ESPN and provides a vehicle for the Company to market the Belk brand beyond its geographic footprint. In the fourth quarter of fiscal year 2014, Belk announced an agreement with the Charlotte Sports Foundation that will bring a Southeastern Conference (SEC) team to the Belk Bowl to face an Atlantic Coast Conference (ACC) opponent starting in 2014.

Belk has planned a year of Modern.Southern.Music. celebrations and special events for fiscal year 2015, including a Southern musician showcase competition and a concert sweepstakes, that will pay homage to pop country, Americana, blues, jazz and bluegrass music. Award winning actress Hayden Panettiere will serve as ambassador for the Belk brand during the campaign through ads, special appearances and promoting Belk via social media. Belk also partnered with Lifetime’s Project Runway show to sponsor its accessory wall and conduct a Modern. Southern. Style. design challenge that aired last fall with a Belk executive serving as a guest judge. Belk plans to offer Project Runway merchandise in select stores and online beginning in spring 2014.

Omnichannel

The Company has undertaken a multi-year Omnichannel initiative designed to address customers’ rapidly-changing shopping preferences and service expectations by creating a consistent, compelling and seamless shopping experience in stores and online. In fiscal year 2014, the Company introduced its “Yes, We Have It!” program consisting of an item locator initiative, which generates incremental demand by helping customers order inventory not available in a particular location, and a store fulfillment initiative, which allows certain stores to function as supplemental fulfillment centers. Store fulfillment efforts were launched as a pilot in fiscal year 2014 with a network of 17 store locations that filled both item locator and belk.com orders. The Company plans to expand its item locator and store fulfillment efforts in fiscal year 2015. Future Omnichannel programs include a new digital platform solution and store technology enhancements, such as a new touch-screen sales register with access to belk.com, wireless scanners, new pin pads, and in-store Wi-Fi. In fiscal year 2014, the new store technology was piloted in one store, and the Company plans to expand the number of trial stores in fiscal year 2015 in preparation for a broader roll-out to all stores.

eCommerce

The Company continues to grow its eCommerce business and expand the capabilities of its belk.com website, which features a wide assortment of fashion apparel, accessories, shoes and cosmetics, plus home and gift merchandise. Many leading national brands are offered at belk.com along with the Company’s exclusive private brands. The website also provides information about the Company, including its history, career opportunities, community involvement, diversity and sustainability initiatives, a Company media room, its Securities and Exchange Commission (“SEC”) filings, and more.

In fiscal year 2014, the Company strengthened its eCommerce business and belk.com website with systems improvements, expansion of merchandise assortments, increased multimedia marketing and implementation of social community engagement strategies. Belk shopping apps for mobile smartphone and tablet devices were also introduced, along with a new Belk mobile website. The Company expanded its eCommerce fulfillment center in Pineville, NC in fiscal year 2011. In fiscal year 2013, Belk began operating a 515,000 square foot fulfillment center in Jonesville, SC, expanding its processing and storage capacity in fiscal year 2014.

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

Salons and Spas

As of the end of fiscal year 2014, the Company owned and operated salons and spas in 19 Belk locations that specialize in the latest trends in hair, spa and relaxation services. The salons and spas offer assortments of top brand name beauty products, including Aveda, Bumble and Bumble, Redken and Pureology. The spas offer massage therapy, full skincare, manicure and pedicure services, and specialized body treatments. Eight of the salons and spas operate under the name “Carmen! Carmen! Prestige Salon and Spa at Belk,” two under the name “Richard Joseph Studio Salon/Spa at Belk,” and the balance under the name “Belk Salon and Spa.”

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

Belk Proprietary Charge Programs

In fiscal year 2014, Belk extended its program agreement with GE Capital Retail Bank (“GECRB”), an affiliate of GE Consumer Finance, through December 2017. Together, GECRB and Belk will continue to plan and execute enhanced marketing programs designed to recognize and reward Belk card customers, attract profitable new customers and increase sales from existing card customers. The Company’s customer loyalty program (“Belk Rewards Card Loyalty Program”) issues certificates for discounts on future purchases to Belk Rewards Card customers based on their spending levels. The rewards program is cumulative, issuing a $10 certificate for every 400 points earned in a calendar year. Belk Rewards Card customers whose purchases total $600 or more in a calendar year qualify for a Belk Premier Rewards Card that entitles them to unlimited free gift wrapping and basic alterations, an interest-free Flex Pay Plan account and notifications of special savings and sales events. Customers who spend more than $1,500 annually at Belk qualify for a Belk Elite Rewards Card that offers additional benefits, including a specially designed black Elite credit card, free shipping for belk.com and store purchases, triple points events, a 20% off birthday shopping pass, points that never expire and quarterly Pick Your Own Sale Days.

Systems and Technology

The Company continued to make substantial investments in technology and information systems during fiscal year 2014 to support sales and merchandising initiatives, reduce costs, improve core business processes and support its overall business strategy. These investments included people, processes and technology. Key systems initiatives included the final deployment of Project SMART, the Company’s strategic merchandising and retail technology program. The final phase of Project SMART incorporated implementation of a merchandise allocation solution, purchase order management, retail stock ledger software and other systems and technology solutions. The Company plans additional investments in these solutions to enhance and build upon its technology and business processes in fiscal year 2015.

The Company also made significant investments in fiscal year 2014 for enhancements to the belk.com website and its fulfillment capabilities. In addition to these customer facing technologies, the Company began deployment of a new workforce management system to more effectively align store staffing with customer traffic patterns and implemented other key systems and technology solutions, including the rollout of a new transportation management system, new talent management tools, and other solutions designed to enhance data security across the Company. Belk expects to continue to making significant investments in its information systems and new technology in fiscal year 2015.

Inventory Management and Logistics

The Company currently operates five distribution facilities that receive and process merchandise for delivery to Belk stores and belk.com customers. A 410,000 square foot distribution center in Blythewood, SC services the stores located in the northern and eastern areas of the Company’s footprint; a 174,000 square foot distribution center at the Greater Jackson Industrial Park in Byram, MS services the central and western areas; an 8,300 square foot distribution center in Ridgeland, MS services the Company’s fine jewelry operations; and a 259,000 square foot fulfillment center in Pineville, NC services orders from the belk.com website. In fiscal year 2013, the Company began operating a 515,000 square foot fulfillment center in Jonesville, SC that also services belk.com orders and expanded its processing and storage capacity in fiscal year 2014. The “store ready” merchandise receiving processes used in the Company’s distribution centers enable stores to receive and process merchandise shipments and move goods to the sales floor quickly and efficiently.

Service Excellence

In fiscal year 2014, the Company began finalizing the first two phases of its Service Excellence initiative and prepared for the launch of a third phase. The first phase has focused on support re-engineering to improve in-store support processes such as increasing dock efficiencies and processing all inbound freight in a timely manner. Phase two seeks to achieve customer service excellence by developing associates’ selling skills and behaviors. In phase three the Company plans to complete the implementation of the new workforce management system in all stores during fiscal year 2015 to better align its workforce with customer traffic patterns.

Strategic Sourcing

The Company continued its strategic sourcing program, started in fiscal year 2011, designed to streamline and institute best practices for its sourcing and procurement processes for non-retail goods and supplies. Strategic sourcing has become a standard business practice for the Company, with sourcing efforts continuing to yield significant savings in many areas of the business including purchases for construction projects and fixtures, software and supplies purchases.

Sustainability

The Company continued implementation of sustainability initiatives aimed at fulfilling its commitment to be a good steward of the environment by eliminating waste, conserving energy, using resources more responsibly and embracing and promoting sustainable practices. Current initiatives include expanding the recycling of cardboard, hangers and plastic; increasing energy efficiency; implementing sustainability in store construction and maintenance; reducing product packaging materials; and using solar energy. During fiscal year 2014, the Company continued to implement energy efficient LED lighting systems, retrofitted stores with other energy efficient lighting, and installed variable frequency drives to reduce energy consumption by mechanical systems. The Company also continued its Employee Environment giving campaign and partnered with EarthShare and the HERproject, which links multinational companies and their factories to create sustainable workplace programs that increase women’s health awareness.

Philanthropy

In fiscal year 2014, the Company and its associates, customers and vendors contributed over $20.9 million to local communities. Of that amount, the Company funded $7.3 million to over 250 nonprofit organizations, with a focus on education, breast cancer research and awareness, and community strengthening. The remainder of the funding included associate, vendor and customer dollars raised in Belk-led charitable initiatives, including the semi-annual Belk Charity Sale, local United Way campaigns, the American Heart Association’s “Our Heart to Yours” campaign, and the Susan G. Komen for the Cure campaign. During fiscal year 2014, in partnership with Charlotte Radiology and Foundation for the Carolinas, Belk announced an approximate $6 million, multi-year investment in the Belk Gives on the Go Mobile Mammography Center. In 2014, the Center will visit more than 100 Southern cities, delivering breast cancer screenings and spreading awareness across the South. As of the fiscal 2014 year end, the Center had screened more than 4,500 women.

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

Associates

As of the end of fiscal year 2014, the Company had approximately 24,700 full-time and part-time associates. Because of the seasonal nature of the retail business, the number of associates fluctuates from time to time and is highest during the holiday shopping period in November and December. The Company as a whole considers its relations with associates to be good. None of the associates of the Company are represented by unions or subject to collective bargaining agreements.

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

Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet, general economic conditions, our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute growth strategies, anticipated benefits from our belk.com website and our eCommerce fulfillment centers, the expected benefits of new systems and technology, and the anticipated benefits under our Program Agreement with GECRB. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements.

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

Economic, political and business conditions, nationally and in our market areas, are beyond our control. These factors influence our forecasts and impact actual performance. Factors include rates of economic growth, interest rates, inflation or deflation, consumer credit availability, levels of consumer debt and bankruptcies, tax rates and policy, unemployment trends, a health pandemic, catastrophic events, potential acts of terrorism and threats of such acts and other matters that influence consumer confidence and spending. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The downturn in the economy during fiscal years 2009 and 2010, and the continuing uncertain economic climate in fiscal years 2011, 2012, 2013 and 2014 have affected, and will continue to affect for an undetermined period of time, consumer purchases of our merchandise. The precise future impact and duration of these economic conditions are uncertain, but they could continue to adversely impact our financial condition and results of operations.

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

Apparel comprises a majority of our sales. If the weather in our market areas is unseasonably warm or cold for an extended period of time, it can affect the timing of apparel purchases by our customers and result in an inventory imbalance. In addition, frequent or unusually heavy snow or ice storms, hurricanes or tropical rain storms in our market areas may affect our hours of operation, decrease customer traffic in our stores and adversely affect our business.

The seasonal nature of our business could have a material adverse effect on our financial results and cash flows.

We experience seasonal fluctuations in quarterly net income, as is typical in the retail industry. A significant portion of our revenues are generated during the holiday season in the fourth fiscal quarter. Because we order merchandise in advance of our peak season, we carry a significant amount of inventory during that time. A decrease in the availability of working capital needed in the months before the peak period could impact our ability to build up an appropriate level of merchandise in our stores. If we do not order the merchandise mix demanded by our customers or if there is a decrease in customer spending during the peak season due to a downturn in the economy, unseasonable and extreme weather or for any other reason, we may be forced to rely on markdowns or promotional sales to dispose of the inventory, which could have a material adverse effect on our financial results and cash flows. The number of selling days during the peak season between Thanksgiving and Christmas can also affect our results.

The retail industry is highly competitive, which could adversely impact our revenues and profitability.

We face competition from other department and specialty stores and other retailers, including luxury goods retailers, general merchandise stores, Internet retailers, mail order retailers and off-price and discount stores in the highly competitive retail industry. Although we offer extensive Internet purchasing options and online gift registry for our customers, we rely on in-store sales for the majority of our revenues. Competition is characterized by many factors, including price, merchandise mix, quality, style, service, convenience, credit availability and advertising. We have expanded and continue to expand into new markets served by our competitors. We have also expanded our eCommerce capabilities in the past few years. We face the entry of new competitors into or expansion of existing competitors in our existing markets, all of which further increase the competitive environment and cause downward pressure on prices and reduced margins, which could adversely impact our revenues and profitability. In addition, a significant shift in consumer buying patterns from in-store purchases to Internet purchases could negatively impact our revenues.

Our failure to protect our reputation could have an adverse effect on our business.

We offer our customers quality merchandise at competitive prices and a high level of customer service, resulting in a strong brand and customer loyalty to the Belk name. Any significant damage to our brand or reputation could negatively impact sales, diminish customer trust and generate negative sentiment, any of which could harm our business and results of operation.

A security breach that results in the unauthorized disclosure of Company, employee or customer information could adversely affect our business, reputation and financial condition.

Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our business, customers and employees, including credit card information. Security breaches could expose us to a risk of loss or misuse of this information and potential liability. We may not be able to anticipate or prevent rapidly evolving types of cyber-attacks. Actual or anticipated attacks may cause us to incur increasing costs including costs to deploy additional personnel and protection technologies, train employees and engage third party experts and consultants. Advances in computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Data and security breaches can also occur as a result of non-technical issues including intentional or inadvertent breach by employees or persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

Loss of our key management, or an inability to attract such management and other personnel, could adversely impact our business.

We depend on our senior executive officers and other key associates to run our business. The loss of any of these officers or associates could materially adversely affect our operations. Competition for qualified employees is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could adversely impact our business.

If we do not successfully implement our new information technology platform, our financial performance could be adversely affected.

We have undertaken a process of transforming our technology infrastructure and implementing new systems that will impact our primary merchandising, planning and core financial processes. Implementing new systems carries substantial risk, including implementation delays, cost overruns, disruption of operations, potential loss of data or information, lower customer satisfaction resulting in lost customers or sales, inability to deliver merchandise to our stores or our customers, and the potential inability to meet reporting requirements. If we do not implement these systems successfully, our ability to perform our key business processes could be disrupted and our financial performance could be adversely affected.

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

We receive vendor allowances for advertising, payroll and margin maintenance that are a strategic part of our operations. A reduction in the amount of cooperative advertising allowances would likely cause us to consider other methods of advertising as well as the volume and frequency of our product advertising, which could increase or decrease our expenditures and/or revenue. Decreased payroll reimbursements would either cause payroll costs to rise, negatively impacting operating income, or cause us to reduce the number of employees, which may cause a decline in sales. A decline in the amount of margin maintenance allowances would either increase cost of sales, which would negatively impact gross margin and operating income, or cause us to reduce merchandise purchases, which may cause a decline in sales.

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

If we are unable to successfully develop and maintain a relevant and reliable Omnichannel experience for our customers, our financial performance could be adversely affected.

The Company introduced a multi-year comprehensive Omnichannel initiative in fiscal year 2014 designed to address customers’ shopping preferences and service expectations by creating a consistent, compelling and seamless shopping experience whether they choose to shop in stores, online or via mobile devices. Our success depends to a large degree on our ability to plan and manage inventory levels and the fulfillment of orders, address operational issues in stores and online and further align both channels to optimize our Omnichannel initiative. In addition, our success also depends on our ability to anticipate and implement innovations in sales and marketing technology to appeal to existing and potential clients who increasingly rely on multiple portals, including mobile technologies, to meet their shopping needs. Failure to enhance our technology and marketing efforts to align with our clients’ shopping preferences could significantly impair our ability to meet our strategic business and financial goals. If we do not successfully optimize the implementation of our Omnichannel initiative or it does not achieve its intended results, we may experience an adverse impact on our business and financial performance.

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

In fiscal year 2006, we sold our proprietary credit card business to, and entered into a 10-year strategic alliance with, GECRB to operate our private label credit card business, and we extended that alliance for an additional 18 months to December 2017 in March 2013. Sales of merchandise and services are facilitated by these credit card operations. We receive income from GECRB relating to the credit card operations based on a variety of variables, but primarily from the amount of purchases made through the proprietary credit cards. The income we receive from this alliance and the timing of receipt of payments will vary based on changes in customers’ credit card use, and GECRB’s ability to extend credit to our customers, all of which can vary based on changes in federal and state banking and consumer protection laws and from a variety of economic, legal, social, and other factors that we cannot control.

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

We own or lease 313 store buildings, which subjects us to all the risks associated with owning and leasing real estate. If a store is not profitable and we make the decision to close it, we may remain committed to perform certain obligations under the lease, including the payment of rent, for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If an existing owned store is not profitable and we make the decision to close it, we may be required to record an impairment charge and/or exit costs associated with the closing of that store. In addition, lease or other obligations may restrict our right to cease operations of an unprofitable owned or leased store, which may cause us to continue to operate the location at a loss.

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

Our debt agreements contain certain restrictive financial covenants, which include a leverage ratio, consolidated debt to consolidated capitalization ratio and a fixed charge coverage ratio. Our failure to comply with these covenants could adversely affect capital resources, financial condition and liquidity. As of February 1, 2014, we were in compliance with our debt covenants; however, if we fail to comply with our debt covenants, we could be forced to settle outstanding debt obligations, negatively impacting cash flows, and our ability to obtain future financing.

Item 1B. Unresolved	Staff Comments

None.

Item 2. Properties

Store Locations

As of the end of fiscal year 2014, the Company operated a total of 299 retail stores, with approximately 22.6 million selling square feet, in the following 16 states:

Alabama – 22	Louisiana – 4	Oklahoma – 3
Arkansas – 7	Maryland – 2	South Carolina – 37
Florida – 26	Mississippi – 16	Tennessee – 23
Georgia – 45	Missouri – 1	Texas – 14
Kentucky – 6	North Carolina – 69	Virginia – 20
West Virginia – 4

Belk stores are located in regional malls (147), strip shopping centers (104), “power” centers (27) and “lifestyle” centers (21). Approximately 80% of the gross square footage of the typical Belk store is devoted to selling space to ensure maximum operating efficiencies. New and renovated stores feature the latest in retail design, including updated exteriors and interiors. The interiors are designed to create an exciting, comfortable and convenient shopping environment for customers. They include the latest lighting and merchandise fixtures, as well as quality decorative floor and wall coverings and other special decor. The store layout is designed for ease of shopping, and store signage is used to help customers identify and locate merchandise.

As of the end of fiscal year 2014, the Company owned 75 store buildings, leased 161 store buildings under operating leases and owned 77 store buildings under ground leases. The typical operating lease has an initial term of between 15 and 20 years, with four renewal periods of five years each, exercisable at the Company’s option. The typical ground lease has an initial term of 20 years, with a minimum of four renewal periods of five years each, exercisable at the Company’s option.

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

In fiscal year 2014, there was no established public trading market for either the Belk Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) or the Belk Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”). There were limited and sporadic quotations of bid and ask prices for the Class A Common Stock and the Class B Common Stock on the Over the Counter Bulletin Board and on the OTC Market, in the OTCQB Tier (formally known as the “Pink Sheets”), under the symbols “BLKIA” and “BLKIB,” respectively. As of April 4, 2014, there were approximately 544 holders of record of the Class A Common Stock and 331 holders of record of the Class B Common Stock.

On March 26, 2014, the Company declared a regular dividend of $0.80 on each share of Class A and Class B Common Stock outstanding on that date. On December 11, 2012, the Company declared a regular dividend of $0.75 and a special one-time additional dividend of $0.25 on each share of Class A and Class B Common Stock outstanding on that date. The $0.75 per share regular dividend represented an acceleration of the regular dividend normally paid in April following the end of the fiscal year. On March 28, 2012, the Company declared a regular dividend of $0.75 on each share of the Class A and Class B Common Stock outstanding on that date. The amount of dividends paid out with respect to fiscal year 2015 and each subsequent year will be determined at the sole discretion of the Board of Directors based upon the Company’s results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. For a discussion of the Company’s debt facilities and their restrictions on dividend payments, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There were no purchases of issuer equity securities during the fourth quarter of fiscal year 2014.

Item 6.	Selected Financial Data

The following selected financial data is derived from the consolidated financial statements of the Company. The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to each January 31st. All fiscal years for which financial information is set forth below contained 52 weeks, except for the fiscal year ended February 2, 2013, which contained 53 weeks.

	Fiscal Year Ended
	February 1,	February2,	January 28,	January 29,	January 30,
	2014	2013(1)	2012	2011	2010
	(in thousands, except per share amounts)
SELECTED STATEMENT OF INCOME DATA:
Revenues	$4,038,118	$3,956,866	$3,699,592	$3,513,275	$3,346,252
Cost of goods sold	2,722,766	2,636,140	2,461,515	2,353,536	2,271,925
Depreciation and amortization expense	137,069	122,622	122,761	140,239	158,388
Operating income	288,327	339,937	300,910	245,981	147,441
Income before income taxes	243,877	290,504	250,098	195,871	97,190
Net income	158,533	188,370	183,148	127,628	67,136
Basic net income per share	3.82	4.34	4.04	2.72	1.39
Diluted net income per share	3.79	4.31	4.02	2.71	1.39
Cash dividends per share	—	1.75	0.55	0.80	0.20

	Fiscal Year Ended
	February 1,	February 2,	January 28,	January 29,	January 30,
	2014	2013 (1)	2012	2011	2010
	(in thousands, except per share amounts)
SELECTED BALANCE SHEET DATA:
Accounts receivable, net	55,340	32,004	39,431	31,119	22,427
Merchandise inventory	987,778	1,009,687	887,029	808,503	775,342
Working capital	780,652	790,440	845,418	924,450	986,234
Total assets	2,564,638	2,478,626	2,514,216	2,389,631	2,582,575
Long-term debt and capital lease obligations	393,757	399,824	523,679	539,239	688,856
Stockholders’ equity	1,358,245	1,262,621	1,236,230	1,156,272	1,094,295
SELECTED OPERATING DATA:
Number of stores at end of period	299	301	303	305	305
Comparable store revenue increase (decrease)(1)	2.9%	6.3%	5.5%	5.1%	(4.6)%

(1)	Fiscal year 2013 was a 53-week year. On a 53- versus 52-week basis, comparable store net revenues increased 1.7% and 7.5% in fiscal years 2014 and 2013, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the nation’s largest family owned and operated department store business in the United States, with 299 stores in 16 states, as of the fiscal year ended February 1, 2014. With stores located primarily in the southern United States and with a growing eCommerce business on its belk.com website, the Company generated revenues of $4.0 billion for the fiscal year 2014, and together with its predecessors, has been successfully operating department stores since 1888. Belk is committed to providing its customers a compelling shopping experience and merchandise that reflects “Modern. Southern. Style.”

The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to each January 31st. The comparable store net revenue increase for fiscal year 2013 discussed below is based on 52 weeks. The fiscal year end dates and number of weeks in fiscal years 2012 – 2015 are reflected in the table below.

Fiscal Year	End Date	Weeks
2015	January 31, 2015	52
2014	February 1, 2014	52
2013	February 2, 2013	53
2012	January 28, 2012	52

The Company’s total revenues increased 2.1% in fiscal year 2014 to $4.0 billion. Comparable store revenues increased 2.9% as a result of continued strong eCommerce sales and execution of the Company’s key strategic initiatives. Our eCommerce revenues increased by $57.5 million, or 42.5%, and contributed 1.5% of the 2.9% comparable store revenues for the period. The Company calculates comparable store revenue as sales from stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Stores undergoing remodeling, expansion or relocation remain in the comparable store revenue calculation. Definitions and calculations of comparable store revenue differ among companies in the retail industry.

Operating income decreased to $288.3 million in fiscal year 2014 compared to $339.9 million in fiscal year 2013. Net income decreased to $158.5 million or $3.82 per basic share and $3.79 per diluted share in fiscal year 2014 compared to $188.4 million or $4.34 per basic share and $4.31 per diluted share in fiscal year 2013. The decrease in net income was due primarily to a lower margin rate and higher expenses associated with the

Company’s investments in key strategic initiatives, including the launch of a new information technology (“IT”) platform that included a new merchandising system and the replacement of much of the Company’s IT infrastructure.

Management believes that consumers will remain focused on value in fiscal year 2015. The Company intends to continue to be flexible in sales and inventory planning and in expense management in order to react to changes in consumer demand. Although the Company expects that operations will be influenced by general economic conditions, including rising food, fuel and energy prices, management does not believe that inflation has had a material effect on the Company’s results of operations. However, there can be no assurance that our business will not be affected by such factors in the future.

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

The Company seeks to be the leading department store in its markets by selling merchandise to customers that meet their needs for fashion, selection, value, quality and service. To achieve this goal, Belk’s business strategy focuses on quality merchandise assortments, effective marketing and sales promotion strategies, attracting and retaining talented, well-qualified associates to deliver superior customer service, and operating efficiently with investments in information technology and process improvement.

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

The Company has focused its growth strategy on new stores, expanding and remodeling existing stores, developing new merchandising concepts in targeted demand centers, and expanding its online capabilities. In addition, in April 2013 the Company announced a strategy to expand the number of Belk flagship locations. Belk currently operates 18 flagship stores that meet certain standards based on size, sales volume, location, premium brand assortments and Belk brand image. Under this strategy, the Company plans to increase the number of flagship stores over the next five years through expansions and remodels of existing stores, enhancement of premium brand offerings in existing stores, and opening new stores that meet the flagship store criteria.

eCommerce

The Company continues to grow its eCommerce business and expand the capabilities of its belk.com website, which features a wide assortment of fashion apparel, accessories, shoes and cosmetics, plus home and gift merchandise. Many leading national brands are offered at belk.com along with the Company’s exclusive private brands. The Company generated eCommerce revenues of $192.7 million, $135.2 million and $72.4 million in fiscal years 2014, 2013 and 2012, respectively. On a 52- versus 52-week basis, eCommerce revenues increased 44.6%, 84.0% and 108.1%, and contributed 1.5%, 1.6% and 1.0% to the comparable store revenue increases in fiscal years 2014, 2013 and 2012, respectively.

In fiscal year 2014, the Company strengthened its eCommerce business and belk.com website with systems improvements, expansion of merchandise assortments, increased multimedia marketing and implementation of social community engagement strategies. Belk shopping apps for mobile smartphone and tablet devices were also introduced, along with a new Belk mobile website. The Company expanded its eCommerce fulfillment center in Pineville, NC in fiscal year 2011. In fiscal year 2013, Belk began operating a 515,000 square foot fulfillment center in Jonesville, SC, expanding its processing and storage capacity in fiscal year 2014.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s consolidated statements of income and other pertinent financial and operating data.

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
SELECTED FINANCIAL DATA:
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	67.4	66.6	66.5
Selling, general and administrative expenses	25.3	24.9	25.4
Gain on sale of property and equipment	0.1	0.1	0.1
Asset impairment and exit costs	0.2	—	0.1
Operating income	7.1	8.6	8.1
Interest expense	1.1	1.3	1.4
Income tax expense	2.1	2.6	1.8
Net income	3.9	4.8	5.0
SELECTED OPERATING DATA:
Selling square footage (in thousands)	22,600	22,700	22,800
Store revenues per selling square foot	$179	$174	$162
Comparable store revenue increase(1)	2.9%	6.3%	5.5%
Number of stores
Opened	3	2	1
Closed	(5)	(4)	(3)
Total — end of period	299	301	303

(1)	Fiscal year 2013 was a 53-week year. On a 53- versus 52-week basis, comparable store net revenues increased 1.7% and 7.5% in fiscal years 2014 and 2013, respectively.

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

Merchandise Areas	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Women’s	32%	33%	34%
Cosmetics, Shoes and Accessories	34%	34%	34%
Men’s	18%	17%	17%
Home	9%	10%	9%
Children’s	7%	6%	6%

Total	100%	100%	100%

Comparison of Fiscal Years Ended February 1, 2014 and February 2, 2013

Revenues.    The Company’s total revenues increased 2.1%, or $81.3 million, in fiscal year 2014 to $4.0 billion. The increase was primarily attributable to an increase in revenues from comparable stores of 2.9%. This increase in revenues was offset by the 53rd week revenues in the prior fiscal year of $44.4 million, and by an $11.4 million decrease in revenues due to closed stores. The increase in revenues from comparable stores was generally the result of general economic conditions and the acceptance by our customers of our merchandise offerings from both a style and value perspective. Primarily as the result of a shorter holiday selling season and a softening sales environment in the latter half of this year, the number of units sold were flat compared to the prior year. Additionally, markdowns increased as a result of the softening sales environment, which led to our average unit selling price only increasing 1% compared to the prior year. Merchandise categories achieving the highest growth rate included activewear, ladies contemporary, resort and bridge fashions, ladies suits, men’s better sportswear and clothing, and kids apparel and shoes.

Cost of Goods Sold.    Cost of goods sold was $2.7 billion, or 67.4% of revenues in fiscal year 2014 compared to $2.6 billion, or 66.6% of revenues in fiscal year 2013. The increase in cost of goods sold as a percentage of revenues was primarily attributable to the increased shipping and handling and fulfillment center costs associated with the 42.5% increase in eCommerce sales, and increased markdown activity due to a softening sales environment in the latter half of the year.

Selling, General and Administrative Expenses.    Selling, general and administrative (“SG&A”) expenses were $1.0 billion, or 25.3% of revenues in fiscal year 2014, compared to $985.2 million, or 24.9% of revenues for fiscal year 2013. The increase in SG&A expense of $38.0 million was substantially due to our investment in key strategic initiatives. These investments also increased the SG&A rate as a percentage of revenues and was partially offset by decreased store payroll and advertising expenses as a percentage of revenues.

Gain on property and equipment.    Gain on property and equipment was $2.3 million for fiscal year 2014 compared to $4.2 million for fiscal year 2013. The fiscal year 2014 gain was primarily due to the $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC, offset by losses primarily due to the abandonment of property. The fiscal year 2013 gain was primarily due to the $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC, a $1.4 million gain associated with the sale of two former store locations and a parcel of land the Company owned, and a $1.0 million gain for insurance proceeds in excess of the net book value of property damaged by floods.

Asset Impairment and Exit Costs.    Asset impairment and exit costs were $6.1 million for fiscal year 2014 compared to $0.3 million for fiscal year 2013. In fiscal year 2014, the Company recorded $5.0 million in impairment charges primarily to adjust two retail locations’ net book value to fair value. The Company determines fair value of its retail locations primarily based on the present value of future cash flows. The Company also recorded $1.1 million in charges for real estate holding costs primarily due to a $0.7 million early termination fee for one retail location and $0.3 million to relocate two retail locations. In fiscal year 2013, the Company recorded a $0.7 million rent adjustment due to space reductions at two stores, partially offset by $0.3 million in asset impairment charges primarily to adjust two retail locations’ net book value to fair value and a $0.2 million charge for exit costs primarily associated with the closing of two stores.

Interest Expense.    In fiscal year 2014, the Company’s interest expense decreased $4.9 million to $44.6 million from $49.5 million for fiscal year 2013. The decrease in interest expense was primarily due to the maturity of the $80.0 million floating rate senior note and associated interest rate swap, the maturity of the $20.0 million 5.05% fixed rate senior note, and the extinguishment of the $17.8 million state bond facility in fiscal year 2013.

Income tax expense.    Income tax expense for fiscal year 2014 was $85.3 million, or 35.0%, compared to $102.1 million, or 35.2%, for fiscal year 2013. The decrease in income tax expense was primarily due to the decrease in pre-tax income of $46.6 million in fiscal year 2014 compared to fiscal year 2013.

Comparison of Fiscal Years Ended February 2, 2013 and January 28, 2012

Revenues.    In fiscal year 2013, the Company’s revenues increased 7.0%, or $0.3 billion, to $4.0 billion from $3.7 billion in fiscal year 2012. The increase was primarily attributable to the 53- versus 52-week increase in revenues from comparable stores of 7.5% of which the 53rd week revenues of $44.4 million contributed 1.2%

of the 7.5% comparable store revenue increase. The increase in revenues from comparable stores was the result of general economic conditions and the acceptance by our customers of our merchandise offerings from both a style and value perspective as we invested in key strategic merchandising, marketing, branding and service excellence initiatives. This resulted in an increase in the number of units sold of 2% and reduced markdowns reflecting the acceptance of our offerings by our customers which led to the average selling price per unit increasing 5% as compared to the prior year. Merchandise categories achieving the highest growth rate included women’s accessories, children’s, men’s and home. These factors were partially offset by an $11.8 million decrease in revenues due to closed stores.

Cost of Goods Sold.    Cost of goods sold was $2.6 billion, or 66.6% of revenues in fiscal year 2013 compared to $2.5 billion, or 66.5% of revenues in fiscal year 2012. The increase in cost of goods sold of $174.6 million was primarily due to the increase in revenues. Cost of goods sold as a percentage of revenues slightly decreased as the level of markdowns based on our promotional activity was slightly reduced as compared to the prior year offset by higher shipping and handling costs associated with the increase in our eCommerce revenues.

Selling, General and Administrative Expenses.    SG&A expenses were $985.2 million, or 24.9% of revenues in fiscal year 2013, compared to $938.0 million, or 25.4% of revenues for fiscal year 2012. A substantial portion of our payroll related costs and our advertising costs are generally managed as a percent of revenues, and therefore, will generally increase or decrease based on revenues both historically and in the future. The increase in SG&A expense for fiscal year 2013 was primarily due to an increase in payroll and benefits of approximately $32 million and an increase in advertising expense of approximately $12 million. These expense increases had a minimal effect on the SG&A expense rate. Some costs are more fixed in nature and these costs as a percent of revenues do have an impact on our expense leverage. The SG&A expense rate decreased due to our fixed cost leveraging (principally depreciation) as a result of the 7.5% increase in comparable store revenues partially offset by a slight increase due to the increase in payroll and benefits mentioned above.

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

The following table illustrates the seasonality of revenues by quarter as a percentage of the full year for the fiscal years indicated.

	2014	2013	2012
First quarter .	23.7%	23.0%	22.9%
Second quarter	22.3	21.9	22.5
Third quarter	21.3	21.2	21.4
Fourth quarter	32.7	33.9	33.2

The Company’s quarterly results of operations could also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, expansions and remodels.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand of $295.3 million as of February 1, 2014, cash flows from operations, and borrowings under debt facilities, which consist of a $350.0 million credit facility and $375.0 million in senior notes. The credit facility, which matures in November 2015, allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios, and the interest spread was calculated at February 1, 2014 using LIBOR plus 125 basis points, or 1.41%. The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios.

The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and last four quarters of rent expense multiplied by a factor of eight, by the last four quarters of pre-tax income plus net interest expense, rent expense, and non-cash items, such as depreciation, amortization, and impairment expense. At February 1, 2014, the maximum leverage ratio allowed under the credit facility was 4.0, and the calculated leverage ratio was 1.92. The Company was in compliance with all covenants as of February 1, 2014 and expects to remain in compliance with all debt covenants for the next twelve months and foreseeable future. As of February 1, 2014, the Company had $13.3 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $336.7 million.

The senior notes have restrictive covenants that are similar to the Company’s credit facility, and had the following terms as of February 1, 2014:

Amount (in millions)	Type of Rate	Rate	Maturity Date
$ 100.0	Fixed	5.31%	July 2015
125.0	Fixed	6.20%	August 2017
50.0	Fixed	5.70%	November 2020
100.0	Fixed	5.21%	January 2022

$375.0

On January 30, 2013, the Company paid the $17.8 million, 20-year variable rate state bond facility, which bore interest at 0.20%, and would have matured in October 2025. In connection with the debt extinguishment, the Company expensed unamortized fees of $0.1 million related to the state bond facility and recognized this charge as a loss on extinguishment of debt in the consolidated statement of income. Associated with this bond was an $18.0 million standby letter of credit outstanding under the credit facility, which was canceled upon payment of the $17.8 million state bond facility.

On July 12, 2012, the Company paid, upon maturity, $80.0 million of its floating rate senior note and $20.0 million of its 5.05% fixed rate senior note. The $80.0 million floating rate senior note had an associated interest rate swap, with a fixed interest rate of 5.2%, designated as a cash flow hedge of variable interest payments.

The debt facilities place certain restrictions on mergers, consolidations, acquisitions, sales of assets, indebtedness, transactions with affiliates, leases, liens, investments, dividends and distributions, exchange and issuance of capital stock and guarantees, and require maintenance of minimum financial ratios, which include a leverage ratio, consolidated debt to consolidated capitalization ratio and a fixed charge coverage ratio. These ratios are calculated exclusive of non-cash charges, such as fixed assets, goodwill and other intangible asset impairments.

The Company may utilize derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. As of February 1, 2014, the Company did not have any interest rate swaps outstanding. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. Previous swap agreements were used to reduce the potential impact of increases in interest rates on variable rate debt.

Belk has planned investments totaling approximately $700 million over a three-year period that began in fiscal year 2014 in key strategic initiatives focused on information technology that delivers new business capabilities; excelling in customer service; creating compelling shopping environments through new stores and remodels and an expanded flagship strategy; supply chain initiatives that align distribution capabilities to maximize sales and service; and a comprehensive Omnichannel initiative.

Management believes that cash on hand of $295.3 million as of February 1, 2014, cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension contributions and debt service requirements for the next twelve months and foreseeable future.

Net cash provided by operating activities was $367.5 million for fiscal year 2014 compared to $300.1 million for fiscal year 2013. The increase in cash provided by operating activities for fiscal year 2014 was principally due to a $120.6 million decrease in inventory, net of merchandise payables, offset by a $29.8 million decrease in net income and a $20.3 million increase in vendor receivables.

Net cash used by investing activities increased $45.3 million to $223.6 million for fiscal year 2014 from $178.3 million for fiscal year 2013. The increase in cash used by investing activities primarily resulted from increased purchases of property and equipment of $41.5 million. The Company’s capital expenditures of $224.2 million during fiscal year 2014 were comprised primarily of amounts related to the new merchandising system and replacement of much of our IT infrastructure, as well as the addition of one store in a new market, two new stores as replacements for existing stores, and store remodeling and expansion projects.

Net cash used by financing activities decreased $191.1 million to $117.7 million for fiscal year 2014 from $308.8 million for fiscal year 2013. The decrease in cash used by financing activities primarily relates to the $100.0 million payment of senior notes in fiscal year 2013, a $76.6 million decrease in dividends paid from fiscal year 2013 to fiscal year 2014, and the $17.8 million extinguishment of the state bond facility in fiscal year 2013.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

	Payments Due by Period
	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(dollars in thousands)
Contractual Obligations
Long-Term Debt	$375,000	$—	$100,000	$125,000	$150,000
Estimated Interest Payments on Debt(a)	97,854	21,894	34,620	20,641	20,699
Capital Lease Obligations	18,757	8,084	8,270	1,778	625
Operating Leases(b)	560,854	75,298	132,073	103,840	249,643
Purchase Obligations(c)	110,645	84,816	24,558	1,257	14

Total Contractual Cash Obligations	$1,163,110	$190,092	$299,521	$252,516	$420,981

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(dollars in thousands)
Other Commercial Commitments
Standby Letters of Credit	$13,318	$13,318	$—	$—	$—
Import Letters of Credit	428	428	—	—	—

Total Commercial Commitments	$13,746	$13,746	$—	$—	$—

(a)	Interest rates used to compute estimated interest payments utilize the stated rate.

(b)	Lease payments consist of base rent only and do not include amounts for percentage rents, real estate taxes, insurance and other expenses related to those locations.

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

Obligations under the deferred compensation and postretirement benefit plans are not included in the contractual obligations table. The Company’s deferred compensation and postretirement plans are not funded in advance. Deferred compensation and other non-qualified plan payments during fiscal years 2014 and 2013 totaled $8.7 million and $8.1 million, respectively. Postretirement benefit payments totaled $2.1 million each during the fiscal years 2014 and 2013.

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

As of February 1, 2014, the total uncertain tax position liability was approximately $22.5 million, including tax, penalty and interest. The Company is not able to reasonably estimate the timing of these tax related future cash flows and has excluded these liabilities from the table. At this time, the Company does not expect a material change to its gross unrecognized tax benefit during fiscal year 2015.

Also excluded from the contractual obligations table are payments the Company may make for employee medical costs and workers compensation, general liability and automobile claims.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of February 1, 2014. The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

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

Critical Accounting Policies

Management’s discussion and analysis discusses the results of operations and financial condition as reflected in the Company’s consolidated financial statements, which have been prepared in accordance with

GAAP. As discussed in the Company’s notes to the consolidated financial statements, the preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation, recoverability of long-lived assets, the calculation of pension and postretirement obligations, self-insurance reserves, and income taxes.

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

Recoverability of Long-Lived Assets.    In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment,” long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset based upon the future highest and best use of the impaired asset. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company determines fair value of its retail locations primarily based on the present value of future cash flows based upon the future highest and best use of the asset.

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

Self-Insurance Reserves.    The Company is responsible for the payment of workers’ compensation, general liability and automobile claims under certain dollar limits. The Company purchases insurance for workers’ compensation, general liability and automobile claims for amounts that exceed certain dollar limits. The Company records a liability for its obligation associated with incurred losses utilizing historical data and industry accepted loss analysis standards to estimate the loss development factors used to project the future development of incurred losses. Management believes that the Company’s loss reserves are adequate but actual losses may differ from the amounts provided.

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

The Company is exposed to market risk from changes in interest rates on its variable rate debt. The Company has used interest rate swaps to manage the interest rate risk associated with its borrowings and to manage the Company’s allocation of fixed and variable rate debt. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged derivative instruments. The Company’s net exposure to interest rate risk is based on the difference between the outstanding variable rate debt and the notional amount of its designated interest rate swaps. On July 12, 2012, the Company paid, upon maturity, $80.0 million of its floating rate senior note, which had an associated interest rate swap with a fixed interest rate of 5.2%, designated as a cash flow hedge of variable interest payments. At February 1, 2014, the Company had no variable rate debt or interest rate swaps.

A discussion of the Company’s accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Belk, Inc.:

We have audited the accompanying consolidated balance sheets of Belk, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belk, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belk, Inc. and subsidiaries’ internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 15, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Charlotte, North Carolina

April 15, 2014

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Revenues	$4,038,118	$3,956,866	$3,699,592
Cost of goods sold (including occupancy, distribution and buying expenses)	2,722,766	2,636,140	2,461,515
Selling, general and administrative expenses	1,023,266	985,225	938,008
Gain on sale of property and equipment	2,349	4,168	3,143
Asset impairment and exit costs	6,108	(268)	2,302

Operating income	288,327	339,937	300,910
Interest expense	(44,604)	(49,481)	(50,218)
Interest income	154	175	328
Loss on extinguishment of debt	—	(127)	(922)

Income before income taxes	243,877	290,504	250,098
Income tax expense	85,344	102,134	66,950

Net income	$158,533	$188,370	$183,148

Basic net income per share	$3.82	$4.34	$4.04

Diluted net income per share	$3.79	$4.31	$4.02

Weighted average shares outstanding:
Basic	41,541,176	43,435,314	45,355,941
Diluted	41,812,750	43,712,263	45,579,987

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net income	$158,533	$188,370	$183,148
Other comprehensive income (loss):
Unrealized gain on interest rate swap, net of $740 and $1,379 income taxes for the fiscal years ended February 2, 2013 and January 28, 2012, respectively.	—	945	2,323
Defined benefit plan adjustments, net of $18,200, $3,794 and $20,952 income taxes for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively.	30,659	6,391	(35,296)

Total other comprehensive income (loss)	30,659	7,336	(32,973)

Total comprehensive income	$189,192	$195,706	$150,175

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	February 1, 2014	February 2, 2013
Assets
Current Assets:
Cash and cash equivalents	$295,334	$269,177
Accounts receivable, net	55,340	32,004
Merchandise inventory	987,778	1,009,687
Prepaid income taxes, expenses and other current assets	28,964	28,460

Total current assets	1,367,416	1,339,328
Property and equipment, net	1,158,066	1,055,944
Deferred income taxes	—	43,292
Other assets	39,156	40,062

Total assets	$2,564,638	$2,478,626

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$291,948	$255,763
Accrued liabilities	239,658	224,367
Accrued income taxes	13,652	22,334
Deferred income taxes	33,422	36,710
Current installments of long-term debt and capital lease obligations	8,084	9,714

Total current liabilities	586,764	548,888
Deferred income taxes	16,613	—
Long-term debt and capital lease obligations, excluding current installments	385,673	390,110
Retirement obligations and other noncurrent liabilities	217,343	277,007

Total liabilities	1,206,393	1,216,005

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 41.0 and 42.7 million shares issued and outstanding as of February 1, 2014 and February 2, 2013, respectively.	410	427
Paid-in capital	178,362	271,913
Retained earnings	1,315,796	1,157,263
Accumulated other comprehensive loss	(136,323)	(166,982)

Total stockholders’ equity	1,358,245	1,262,621

Total liabilities and stockholders’ equity	$2,564,638	$2,478,626

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at January 29, 2011	46,344	$463	$409,201	$887,953	$(141,345)	$1,156,272
Net income	—	—	—	183,148	—	183,148
Other comprehensive loss	—	—	—	—	(32,973)	(32,973)
Cash dividends	—	—	—	(25,592)	—	(25,592)
Issuance of stock-based compensation	—	—	(2,212)	—	—	(2,212)
Stock-based compensation expense	—	—	11,981	—	—	11,981
Common stock issued	204	2	600	—	—	602
Repurchase and retirement of common stock	(1,632)	(16)	(54,980)	—	—	(54,996)

Balance at January 28, 2012	44,916	449	364,590	1,045,509	(174,318)	1,236,230
Net income	—	—	—	188,370	—	188,370
Other comprehensive income	—	—	—	—	7,336	7,336
Cash dividends	—	—	—	(76,616)	—	(76,616)
Issuance of stock-based compensation	—	—	(4,352)	—	—	(4,352)
Stock-based compensation expense	—	—	12,827	—	—	12,827
Common stock issued	303	3	870	—	—	873
Repurchase and retirement of common stock	(2,501)	(25)	(102,022)	—	—	(102,047)

Balance at February 2, 2013	42,718	427	271,913	1,157,263	(166,982)	1,262,621
Net income	—	—	—	158,533	—	158,533
Other comprehensive income	—	—	—	—	30,659	30,659
Issuance of stock-based compensation	—	—	(397)	—	—	(397)
Stock-based compensation expense	—	—	7,967	—	—	7,967
Common stock issued	311	3	770	—	—	773
Repurchase and retirement of common stock	(2,038)	(20)	(101,891)	—	—	(101,911)

Balance at February 1, 2014	40,991	$410	$178,362	$1,315,796	$(136,323)	$1,358,245

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Cash flows from operating activities:
Net income	$158,533	$188,370	$183,148
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and exit costs	6,108	(268)	2,302
Deferred income tax expense	43,320	40,479	30,458
Depreciation and amortization expense	137,069	122,622	122,761
Stock-based compensation expense	11,021	17,572	16,849
Loss (gain) on sale of property and equipment	280	(1,539)	(514)
Amortization of deferred gain on sale and leaseback	(2,629)	(2,629)	(2,629)
Amortization of deferred debt issuance costs	819	833	1,025
(Increase) decrease in:
Accounts receivable, net	(23,335)	7,427	(8,245)
Merchandise inventory	21,909	(122,658)	(78,526)
Prepaid income taxes, expenses and other assets	(2,824)	(16,193)	(3,062)
Increase (decrease) in:
Accounts payable and accrued liabilities	38,074	73,091	39,620
Accrued income taxes	(8,682)	1,650	9,758
Retirement obligations and other liabilities	(12,177)	(8,700)	(61,013)

Net cash provided by operating activities	367,486	300,057	251,932

Cash flows from investing activities:
Purchases of property and equipment	(224,228)	(182,773)	(143,844)
Proceeds from sales of property and equipment	610	4,441	2,780
Proceeds from sales of short-term investments	—	—	6,150

Net cash used by investing activities	(223,618)	(178,332)	(134,914)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	100,000
Principal payments on long-term debt and capital lease obligations	(8,474)	(126,105)	(130,817)
Dividends paid	—	(76,616)	(25,592)
Repurchase and retirement of common stock	(101,911)	(102,047)	(54,996)
Stock compensation tax benefit	1,644	1,858	816
Cash paid for withholding taxes in lieu of stock-based compensation shares	(8,970)	(6,210)	(3,301)
Deferred financing costs	—	—	(509)
Proceeds from financing costs	—	300	250

Net cash used by financing activities	(117,711)	(308,820)	(114,149)

Net increase (decrease) in cash and cash equivalents	26,157	(187,095)	2,869
Cash and cash equivalents at beginning of period	269,177	456,272	453,403

Cash and cash equivalents at end of period	$295,334	$269,177	$456,272

Supplemental disclosures of cash flow information:
Income taxes paid	$48,417	$59,536	$26,476
Interest paid, net of capitalized interest	27,115	30,458	30,453
Supplemental schedule of noncash investing and financing activities:
Increase in property and equipment through accrued purchases	17,199	2,589	5,205
Increase in property and equipment through assumption of capital leases	2,479	2,249	14,321

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Belk, Inc. and its subsidiaries (collectively, the “Company” or “Belk”) operate retail department stores in 16 states primarily in the southern United States. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to each January 31st. The fiscal year end dates and number of weeks in fiscal years 2012 – 2015 are reflected in the table below.

Fiscal Year	End Date	Weeks
2015	January 31, 2015	52
2014	February 1, 2014	52
2013	February 2, 2013	53
2012	January 28, 2012	52

Certain prior period amounts have been reclassified to conform with current year presentation. Previously, the Company presented amounts due from certain vendors on a gross basis. In the current year, the Company has presented amounts due from those certain vendors on a net basis. Accordingly, the Company has revised amounts presented on the 2013 fiscal year consolidated cash flow and balance sheet statements for comparability purposes. The revision had no impact on net income, cash flows from operating activities, or stockholders’ equity, and an insignificant impact on working capital for the 2013 fiscal year consolidated cash flow and balance sheet statements.

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

Merchandise Areas	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Women’s	32%	33%	34%
Cosmetics, Shoes and Accessories	34%	34%	34%
Men’s	18%	17%	17%
Home	9%	10%	9%
Children’s	7%	6%	6%

Total	100%	100%	100%

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues include sales of merchandise and the net revenue received from leased departments of $2.2 million each for fiscal years 2014 and 2013, and $2.3 million for fiscal year 2012. Sales from retail operations are recorded at the time of delivery and reported net of sales taxes and merchandise returns. The reserve for returns is calculated as a percentage of sales based on historical return percentages.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised principally of payroll and benefits for retail and corporate employees, depreciation, advertising and other administrative expenses. SG&A expenses are reduced by proceeds from the 10-year credit card program agreement (“Program Agreement) between Belk and GE Capital Retail Bank (“GECRB”), an affiliate of GE Consumer Finance. In March 2013, the Program Agreement was amended, extending the expiration date from June 30, 2016 to December 31, 2017. This Program Agreement sets forth among other things the terms and conditions under which GECRB will issue credit cards to Belk’s customers. The Company is paid a percentage of net credit sales, as defined by the Program Agreement. Belk is required to perform certain duties, including receiving and remitting in-store payments on behalf of GECRB and receiving fees for these activities. These amounts totaled $90.2 million, $85.9 million and $78.8 million in fiscal years 2014, 2013 and 2012, respectively.

Gift Cards

The Company issues gift cards which do not contain provisions for expiration or inactivity fees. At the time gift cards are sold, no revenue is recognized; rather, a liability is established for the face amount of the gift card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise and/or services. The estimated values of gift cards expected to go unused are recognized as a reduction to SG&A expenses in proportion to actual gift card redemptions as the remaining gift card values are redeemed, when there is no requirement for remitting balances to government agencies under unclaimed property laws.

Advertising

Advertising costs, net of co-op recoveries from merchandise vendors, are expensed in the period in which the advertising event takes place and amounted to $162.3 million, $164.1 million and $152.0 million in fiscal years 2014, 2013 and 2012, respectively.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Self-Insurance Reserves

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)    Intangibles

Intangible assets are accounted for in accordance with ASC 350, “Intangibles — Goodwill and Other.”

Amortizing intangibles are comprised of the following:

	February 1, 2014	February 2, 2013
	(in thousands)
Amortizing intangible assets:
Favorable lease intangibles	$9,960	$9,960
Accumulated amortization — favorable lease intangibles	(5,431)	(4,743)
Credit card and customer list intangibles	18,746	18,746
Accumulated amortization — credit card and customer list intangibles	(16,413)	(15,246)
Other intangibles	5,277	5,652
Accumulated amortization — other intangibles	(4,717)	(4,722)

Net amortizing intangible assets	$7,422	$9,647

Amortizing intangible liabilities:
Unfavorable lease intangibles	$(23,825)	$(25,558)
Accumulated amortization — unfavorable lease intangibles	9,869	9,928

Net amortizing intangible liabilities	$(13,956)	$(15,630)

The Company recorded net amortization expense related to amortizing intangibles of $0.6 million in fiscal year 2014 and $0.3 million in fiscal years 2013 and 2012, respectively.

(3)    Asset Impairment and Exit Costs

In fiscal year 2014, the Company recorded $5.0 million in impairment charges primarily to adjust two retail locations’ net book value to fair value. The Company determines fair value of its retail locations primarily based on the present value of future cash flows. The Company also recorded $1.1 million in charges for real estate holding costs primarily due to a $0.7 million early termination fee for one retail location and $0.3 million to relocate two retail locations.

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

As of February 1, 2014 and February 2, 2013, the remaining reserve balance for post-closing real estate lease obligations was $0.7 million and $1.4 million, respectively. These balances are presented within accrued liabilities and other noncurrent liabilities on the consolidated balance sheets. The Company does not anticipate

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incurring significant additional exit costs in connection with the store closings. The following is a summary of post-closing real estate lease obligations activity:

	February 1, 2014	February 2, 2013
	(in thousands)
Balance, beginning of year	$1,422	$2,458
Charges and adjustments	1,210	(11)
Utilization / payments	(1,946)	(1,025)

Balance, end of year	$686	$1,422

(4)    Accumulated Other Comprehensive Loss

As of February 1, 2014 and February 2, 2013, the accumulated other comprehensive loss for defined benefit plans was $136.3 million and $167.0 million, respectively. These amounts are net of income taxes of $82.3 million and $100.5 million at February 1, 2014 and February 2, 2013, respectively.

In fiscal year 2014, the Company reclassified $8.2 million of amortization of defined benefit plan liabilities, net of $4.9 million in income taxes, from accumulated comprehensive income to selling, general and administrative expenses on the consolidated statements of income.

(5)    Accounts Receivable, Net

Accounts receivable, net consists of:

	February 1, 2014	February 2, 2013
	(in thousands)
Accounts receivable from vendors	$34,902	$14,591
Credit card accounts receivable	16,759	14,357
Other receivables	3,679	3,056

Accounts receivable, net	$55,340	$32,004

(6)    Property and Equipment, net

Details of property and equipment, net are as follows:

	Estimated Lives	February 1, 2014	February 2, 2013
	(in years)	(in thousands)
Land		$47,255	$46,688
Buildings	primarily 15-31.5	1,198,149	1,150,959
Furniture, fixtures and equipment	3-20	1,286,992	1,162,660
Property under capital leases	5-20	80,075	76,236
Construction in progress		32,735	38,278

		2,645,206	2,474,821
Less accumulated depreciation and amortization		(1,487,140)	(1,418,877)

Property and equipment, net		$1,158,066	$1,055,944

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded depreciation and amortization related to property and equipment of $136.5 million, $122.3 million, and $122.5 million in fiscal years 2014, 2013, and 2012, respectively. Accumulated amortization of assets under capital lease was $61.1 million and $52.9 million as of February 1, 2014 and February 2, 2013, respectively.

(7)    Gain on Property and Equipment

During fiscal year 2014, the Company recognized $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC, offset by losses primarily due to the abandonment of property.

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

(8)    Accrued Liabilities

Accrued liabilities are comprised of the following:

	February 1, 2014	February 2, 2013
	(in thousands)
Salaries, wages and employee benefits	$45,752	$54,785
Gift card liability	42,721	38,524
Advertising	26,421	14,249
Accrued capital expenditures	25,584	11,332
Sales returns allowance	23,293	24,274
Taxes, other than income	20,405	26,177
Rent	7,306	8,034
Interest	7,285	7,430
Self insurance reserves	6,126	6,899
Belk Reward Card Loyalty Program	4,546	4,660
Information Technology	4,109	3,366
Store closing reserves	686	1,086
Other	25,424	23,551

Accrued Liabilities	$239,658	$224,367

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)    Borrowings

Long-term debt and capital lease obligations consist of the following:

	February 1, 2014	February 2, 2013
	(in thousands)
Senior notes	$375,000	$375,000
Capital lease agreements through August 2020	18,757	24,824

	393,757	399,824
Less current installments	(8,084)	(9,714)

Long-term debt and capital lease obligations, excluding current installments	$385,673	$390,110

As of February 1, 2014, the annual maturities of long-term debt and capital lease obligations over the next five years are $8.1 million, $106.1 million, $2.2 million, $126.2 million, and $0.6 million, respectively. The Company made interest payments of $27.1 million, $30.5 million and $30.5 million, net of $2.0 million, $1.7 million and $0.6 million which was capitalized into property and equipment during fiscal years 2014, 2013 and 2012, respectively.

The Company’s borrowings consist primarily of a $350.0 million credit facility and $375.0 million in senior notes. The credit facility, which matures in November 2015, allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios, and the interest spread was calculated at February 1, 2014 using LIBOR plus 125 basis points, or 1.41%. The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios.

The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and last four quarters of rent expense multiplied by a factor of eight, by the last four quarters of pre-tax income plus net interest expense, rent expense, and non-cash items, such as depreciation, amortization, and impairment expense. At February 1, 2014, the maximum leverage ratio allowed under the credit facility was 4.0, and the calculated leverage ratio was 1.92. The Company was in compliance with all covenants as of February 1, 2014 and expects to remain in compliance with all debt covenants for the next twelve months and foreseeable future. As of February 1, 2014, the Company had $13.3 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $336.7 million.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The senior notes have restrictive covenants that are similar to the Company’s credit facility, and had the following terms as of February 1, 2014:

Amount (in millions)	Type of Rate	Rate	Maturity Date
$100.0	Fixed	5.31%	July 2015
125.0	Fixed	6.20%	August 2017
50.0	Fixed	5.70%	November 2020
100.0	Fixed	5.21%	January 2022

$375.0

On January 30, 2013, the Company paid the $17.8 million, 20-year variable rate state bond facility, which bore interest at 0.20%, and would have matured in October 2025. In connection with the debt extinguishment, the Company expensed unamortized fees of $0.1 million related to the state bond facility and recognized this charge as a loss on extinguishment of debt in the consolidated statement of income. Associated with this bond was an $18.0 million standby letter of credit outstanding under the credit facility, which was canceled upon payment of the $17.8 million state bond facility.

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

The Company may utilize derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. As of February 1, 2014, the Company does not have any interest rate swaps outstanding. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. Previous swap agreements were used to reduce the potential impact of increases in interest rates on variable rate debt.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)    Retirement Obligations and Other Noncurrent Liabilities

Retirement obligations and other noncurrent liabilities are comprised of the following:

	February 1, 2014	February 2, 2013
	(in thousands)
Pension liability	$17,814	$76,078
Deferred compensation plans	33,904	33,606
Post-retirement benefits	17,548	21,270
Supplemental executive retirement plans	25,911	26,311
Deferred gain on sale/leaseback	15,554	18,183
Unfavorable lease liability	13,956	15,630
Deferred rent	31,223	30,691
Self-insurance reserves	14,468	13,950
Developer incentive liability	16,869	11,054
Income tax reserves	21,389	17,384
Other noncurrent liabilities	8,707	12,850

Retirement obligations and other noncurrent liabilities	$217,343	$277,007

(11)    Leases

The Company leases some of its stores, warehouse facilities and equipment. The majority of these leases have initial terms that will expire over the next 15 years. The leases usually contain renewal options at the lessee’s discretion and provide for payment by the lessee of real estate taxes and other expenses and, in certain instances, contingent rentals determined on the basis of a percentage of sales in excess of stipulated minimums.

Future minimum lease payments under non-cancelable leases, net of future minimum sublease rental income under non-cancelable subleases, as of February 1, 2014 were as follows:

Fiscal Year	Capital	Operating
	(in thousands)
2015	$8,877	$75,298
2016	6,552	69,780
2017	2,438	62,293
2018	1,334	56,712
2019	696	47,128
After 2019	664	249,643

Total	20,561	560,854
Less sublease rental income	—	(6,033)

Net rentals	20,561	$554,821

Less imputed interest	(1,804)

Present value of minimum lease payments	18,757
Less current portion	(8,084)

Noncurrent portion of the present value of minimum lease payments	$10,673

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sublease rental income primarily relates to the portion of the Company’s headquarters building located in Charlotte, NC that was sold and leased back by the Company during fiscal year 2008, a portion of which was subsequently subleased by the Company to other third parties.

Net rental expense for all operating leases consists of the following:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Buildings:
Minimum rentals	$74,811	$73,940	$73,102
Contingent rentals	4,468	4,598	3,844
Sublease rental income	(1,898)	(2,121)	(2,144)
Equipment	2,035	1,768	1,773

Total net rental expense	$79,416	$78,185	$76,575

(12)    Income Taxes

Federal and state income tax expense (benefit) was as follows:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Current:
Federal	$40,273	$59,152	$28,413
State	1,751	2,503	8,079

	42,024	61,655	36,492

Deferred:
Federal	38,213	35,045	58,274
State	5,107	5,824	(7,584)
Valuation allowance release	—	(390)	(20,232)

	43,320	40,479	30,458

Income taxes	$85,344	$102,134	$66,950

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between income taxes and income tax expense computed using the federal statutory income tax rate of 35% is as follows:

	Fiscal Year Ended
	February 1,	February 2,	January 28,
	2014	2013	2012
	(in thousands)
Income tax at the statutory federal rate	$85,356	$101,677	$87,534
State income taxes, net of federal	3,816	5,261	3,195
Increase in cash surrender value of officers’ life insurance	(4,938)	(4,552)	(4,624)
Net increase (decrease) in uncertain tax positions	746	1,206	1,285
Change in valuation allowances for prior years	—	(390)	(20,232)
Other	364	(1,068)	(208)

Income taxes	$85,344	$102,134	$66,950

Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consist of:

	February 1, 2014	February 2, 2013
	(in thousands)
Deferred tax assets:
Pension liability	$4,839	$16,922
Benefit plan costs	32,405	33,744
Store closing and other reserves	24,675	27,462
Inventory capitalization	7,641	7,850
Tax carryovers	14,428	14,744
Prepaid rent	12,330	11,882
Goodwill	36,343	42,528
Intangibles	5,778	5,795
Other	10,086	12,721

Gross deferred tax assets	148,525	173,648
Deferred tax liabilities
Property and equipment	135,390	96,930
Intangibles	3,366	3,655
Inventory	59,804	66,481

Gross deferred tax liabilities	198,560	167,066

Net deferred tax (liabilities) assets	$(50,035)	$6,582

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The analysis performed to assess the realizability of the state deferred tax asset included an evaluation, as of February 1, 2014, of the level of historical pre-tax income for the affected subsidiaries, after adjustment for non-recurring items, in recent years; the pattern and timing of the reversals of temporary differences and the length of carryback and carryforward periods available under the applicable state laws; and the amount and timing of future taxable income. This analysis indicated it is more likely than not that the deferred tax asset recorded will be realized.

The valuation allowance was $21.0 million at January 29, 2011. The $21.0 million beginning of year balance was reduced by the release of $20.2 million, with the remaining $0.4 million relating to expired net operating losses and other items recorded as a reduction of income tax expense.

As of February 1, 2014, the Company had net operating loss carryforwards for state income tax purposes of approximately $317.4 million. The state carryforwards expire at various intervals through fiscal year 2034, but primarily in fiscal years 2024 through 2028. The Company also has state job credits of approximately $1.2 million, which are available to offset future taxable income, in the applicable states, if any. These credits expire between fiscal years 2016 and 2029.

The state net operating loss carryforwards from filed returns included uncertain tax positions taken in prior years. State net operating loss carryforwards as shown on the Company’s tax returns are larger than the state net operating losses for which a deferred tax asset is recognized for financial statement purposes.

As of February 1, 2014, the total gross unrecognized tax benefit was $21.9 million. Of this total, $6.8 million represents the amount of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in a future period. A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

	February 1, 2014	February 2, 2013
	(in thousands)
Balance, beginning of year	$17,761	$22,756
Additions for tax positions from prior years	783	898
Reductions for tax positions from prior years	(773)	(7,165)
Additions for tax positions related to the current year	4,135	1,857
Settlements	—	(585)

Balance, end of year	$21,906	$17,761

The Company reports interest related to unrecognized tax benefits in interest expense, and penalties related to unrecognized tax benefits in income tax expense. Total accrued interest and penalties for unrecognized tax benefits (net of tax benefit) as of February 1, 2014 was $1.1 million, after recognition of a $0.3 million benefit during fiscal year 2014. At this time, the Company does not expect a material change to its gross unrecognized tax benefit over the next 12 months.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters with the IRS and all material state and local income tax matters for tax years through 2009.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The change in the projected benefit obligation, change in plan assets, funded status, amounts recognized and unrecognized, net periodic benefit cost and actuarial assumptions are as follows:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$566,428	$549,431	$12,890	$13,189	$23,279	$25,628
Service cost	—	—	163	153	119	116
Interest cost	22,762	23,418	514	557	911	1,064
Actuarial (gains) losses	(12,177)	22,636	(142)	411	(2,884)	(1,405)
Benefits paid	(29,793)	(29,057)	(1,169)	(1,420)	(2,050)	(2,124)

Benefit obligation at end of year	547,220	566,428	12,256	12,890	19,375	23,279

Change in plan assets:
Fair value of plan assets at beginning of year	490,350	453,088	—	—	—	—
Actual return on plan assets	43,849	48,319	—	—	—	—
Contributions to plan	25,000	18,000	1,169	1,420	2,050	2,124
Benefits paid	(29,793)	(29,057)	(1,169)	(1,420)	(2,050)	(2,124)

Fair value of plan assets at end of year	529,406	490,350	—	—	—	—

Funded Status	$(17,814)	$(76,078)	$(12,256)	$(12,890)	$(19,375)	$(23,279)

Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees. Due to the pension plan freeze in the third quarter of fiscal year 2010, the Company began using the average remaining life of the participants in the pension plan rather than the average remaining service life of the Company’s active employees.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013
	(in thousands)
Accrued liabilities	$—	$—	$1,144	$1,146	$1,827	$2,009
Deferred income tax assets	81,086	98,220	1,248	1,499	(26)	790
Retirement Obligations and other noncurrent liabilities	17,814	76,078	11,112	11,745	17,548	21,270
Accumulated other comprehensive income (loss)	(134,209)	(163,072)	(2,306)	(2,727)	192	(1,183)

Obligation and funded status are as follows:

	Pension Benefits		Old SERP Plan		Postretirement Benefits
	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013
	(in thousands)
Projected benefit obligation	$547,220	$566,428	$12,256	$12,890	$19,375	$23,279
Accumulated benefit obligation	547,220	566,428	11,414	11,856	N/A	N/A
Fair value of plan assets	529,406	490,350	—	—	—	—

Activity related to plan assets and benefit obligations recognized in accumulated other comprehensive loss are as follows:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013
	(in thousands)
Adjustment to minimum liability	$24,808	$(2,058)	$89	$(258)	$1,298	$883
Amortization of unrecognized items:
Net transition obligation	—	—	—	—	—	123
Net gain/(loss)	4,055	7,132	332	299	77	270

	$28,863	$5,074	$421	$41	$1,375	$1,276

The weighted-average assumptions used to determine benefit obligations at the February 1, 2014 and February 2, 2013 measurement dates were as follows:

	Pension Plan		Old SERP Plan		Postretirement Plan
	Measurement Date		Measurement Date		Measurement Date
	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013
Discount rates	4.500%	4.125%	4.500%	4.125%	4.500%	4.125%
Rates of compensation increase	N/A	N/A	4.0	4.0	N/A	N/A

The following weighted-average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension Plan			Old SERP Plan			Postretirement Plan
	February 1, 2014	February 2, 2013	January 28, 2012	February 1, 2014	February 2, 2013	January 28, 2012	February 1, 2014	February 2, 2013	January 28, 2012
Discount rates	4.125%	4.375%	5.500%	4.125%	4.375%	5.500%	4.125%	4.375%	5.500%
Rates of compensation increase	N/A	N/A	N/A	4.0	4.0	4.0	N/A	N/A	N/A
Return on plan assets	6.75%	7.25%	7.50%	N/A	N/A	N/A	N/A	N/A	N/A

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company developed the discount rate by matching the projected future cash flows of the plan to a modeled yield curve consisting of over 500 Aa-graded, noncallable bonds. Based on this analysis, management selected a 4.125% discount rate, which represented the calculated yield curve rate rounded up to the nearest eighth of a point. The pension plan’s expected return assumption is based on the weighted average aggregate long-term expected returns of various actively managed asset classes corresponding to the plan’s asset allocation. The pension plan assets are allocated approximately 54% to fixed income securities and 44% to equity securities, with the remaining assets allocated to cash and cash equivalents.

For measurement purposes, a 7.6% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal year 2014; the rate was assumed to decrease to 5.0% gradually over the next six years and remain at that level for fiscal years thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing or decreasing the assumed health care cost trend rates by one percentage point would increase or decrease the accumulated postretirement benefit obligation as of February 1, 2014 by $0.4 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended February 1, 2014 by $0.1 million.

The Company maintains policies for investment of pension plan assets. The policies set forth state objectives and a structure for managing assets, which includes various asset classes and investment management styles that, in the aggregate, are expected to produce a sufficient level of diversification and investment return over time and provide for the availability of funds for benefits as they become due. The policies also provide guidelines for each investment portfolio that control the level of risk assumed in the portfolio and ensure that assets are managed in accordance with stated objectives. The policies set forth criteria to monitor and evaluate the performance results achieved by the investment managers. In addition, managing the relationship between plan assets and benefit obligations within the policy objectives is achieved through periodic asset and liability studies required by the policies.

The asset allocation for the pension plan is as follows:

		Percentage of Plan Assets at Measurement Date
	Target Allocation	February 1, 2014	February 2, 2013	January 28, 2012
Equity securities and funds	40%-50%	44%	56%	56%
Fixed income	50%-60%	54%	42%	43%
Cash and cash equivalents	0%-5%	2%	2%	1%

Total	100%	100%	100%	100%

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

As of February 1, 2014 and February 2, 2013, the pension plan assets were required to be measured at fair value. These assets included equity securities, private equity funds, fixed income securities, and cash and cash equivalents. These categories can cross various asset allocation strategies as reflected in the preceding table.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair values of the pension plan assets were as follows:

		Fair Value Measurement at Reporting Date Using				Fair Value Measurement at Reporting Date Using
Description	February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Outputs (Level 2)	Significant Unobservable Inputs (Level 3)	February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Outputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)				(in thousands)
Equity securities
U.S. companies(a)	$59,486	$59,486	$—	$—	$105,203	$105,203	$—	$—
U.S. Mutual Funds	109,622	—	109,622	—	81,518	—	81,518	—
International mutual funds	51,362	51,362	—	—	63,451	63,451	—	—
International companies	9,000	9,000	—	—	16,939	16,939	—	—
Private equity	5,436	—	—	5,436	5,534	—	—	5,534
Fixed income securities
Corporate bonds	100,806	—	100,806	—	73,472	—	73,472	—
Government securities	86,016	—	86,016	—	70,000	—	70,000	—
Mutual funds	72,026	—	72,026	—	41,962		41,962	—
Mortgage backed securities	17,102	—	17,102	—	13,016	—	13,016	—
Municipals	9,580	—	9,580	—	6,847	—	6,847	—
Cash and cash equivalents	8,970	—	8,970	—	12,408	—	12,408	—

Total assets measured at fair value	$529,406	$119,848	$404,122	$5,436	$490,350	$185,593	$299,223	$5,534

(a)

The U.S. equity securities consist of $59.2 million of large cap companies and $0.3 million of mid cap companies in in fiscal year 2014. The U.S. equity securities consisted of $67.9 million of large cap companies, $17.6 million of mid cap companies and $19.7 million of small cap companies in fiscal year 2013.

The pension plan corporate bonds, government securities, mortgage backed securities, municipal bonds, cash and cash equivalents, and the majority of mutual funds in fiscal years 2014 and 2013, respectively, have been classified as Level 2:

Corporate and municipal bonds, and mortgage backed and government securities — fair values of corporate and municipal bonds, and mortgage backed and government securities are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instruments (maturity and coupon interest rate) considering the counterparty credit rating; external broker bids where available; or by discounting estimated cash flows.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the fiscal year 2014 and 2013 beginning and ending balances of the pension plan’s private equity funds (Level 3):

(in thousands)
Balance as of January 28, 2012	$4,906
Calls of private equity investments	1,120
Total gains/(losses) realized/unrealized included in plan earnings	349
Distributions of private equity investments	(841)

Balance as of February 2, 2013	5,534

Calls of private equity investments	810
Total gains/(losses) realized/unrealized included in plan earnings	(202)
Distributions of private equity investments	(706)

Balance as of February 1, 2014	$5,436

The Company expects to have the following benefit payments related to its pension, Old SERP and postretirement plans in the coming years:

Fiscal Year	Pension Plan	Old SERP Plan	Postretirement Plan
	(in thousands)
2015	$30,641	$1,169	$1,868
2016	30,481	1,125	2,092
2017	30,380	1,082	2,019
2018	30,463	1,041	1,940
2019	30,631	1,002	1,860
2020 — 2024	157,588	7,287	7,885

The Company elected to contribute $25.0 million and $18.0 million to its Pension Plan in fiscal years 2014 and 2013, respectively. The Company currently exceeds the Pension Protection Act of 2006 guidelines, and expects to be in excess of the guidelines in the near future, therefore, no future contributions are anticipated. The Company expects to contribute $1.2 million to its non-qualified defined benefit Supplemental Executive Retirement Plan in fiscal year 2015, and contributed $1.2 million and $1.4 million in fiscal years 2014 and 2013, respectively. The Company expects to contribute $1.9 million to its postretirement plan in fiscal year 2015, and contributed $2.0 million and $2.1 million in fiscal years 2014 and 2013, respectively.

The components of net periodic benefit expense are as follows:

	Fiscal Year Ended
	Pension Plan			Old SERP Plan			Postretirement Plan
	February 1, 2014	February 2, 2013	January 28, 2012	February 1, 2014	February 2, 2013	January 28, 2012	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Service cost	$—	$—	$—	$163	$153	$103	$119	$116	$106
Interest cost	22,762	23,418	25,492	514	557	620	911	1,064	1,201
Expected return on assets	(28,553)	(28,962)	(28,066)	—	—	—	—	—	—
Amortization of unrecognized items:
Net transition obligation	—	—	—	—	—	—	—	196	262
Net losses (gains)	18,525	11,367	7,867	528	477	256	(692)	430	(137)

Annual benefit expense	$12,734	$5,823	$5,293	$1,205	$1,187	$979	$338	$1,806	$1,432

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal year 2015 are as follows:

	Pension Benefits	Old SERP Plan	Postretirement Benefits
	(in thousands)
Amortization of actuarial loss (gain)	$10,190	$508	$(41)

Total recognized from other comprehensive income	$10,190	$508	$(41)

(14)    Other Employee Benefits

The Belk Employees’ Health Care Plan provides medical and dental benefits to substantially all full-time employees. This plan for medical and dental benefits is administered through a 501(c)(9) Trust. The Group Life Insurance Plan and The Belk Employees Short Term Disability Insurance Plan provide insurance to substantially all full-time employees and are fully insured through contracts issued by insurance companies. Expense recognized by the Company under these plans amounted to $55.2 million, $52.4 million and $48.6 million in fiscal years 2014, 2013 and 2012, respectively.

The Belk 401(k) Savings Plan, a defined contribution plan, provides benefits for substantially all employees. The cost of the plan was $8.9 million, $8.8 million and $8.2 million in fiscal years 2014, 2013 and 2012, respectively. Employer match contributions are calculated at 100% of the first 4% of employees’ contributions, plus 50% on the next 2% of employees’ contributions, up to a total 5% employer match on eligible compensation.

The Company has a non-qualified 401(k) Restoration Plan for highly compensated employees, as defined by the Employee Retirement Income Security Act (“ERISA”). The cost of the plan to the Company in fiscal years 2014, 2013 and 2012 was $0.9 million, $1.0 million and $0.2 million, respectively. The plan provides a contribution equal to 5% of a participant’s compensation, except for those who are participants in the 2004 SERP plan, in excess of the limit set forth in Code section 401(a)(17), as adjusted. The Company accrues each participant’s return on investment based on an asset investment model of their choice.

The 2004 SERP Plan, a non-qualified defined contribution retirement benefit plan for certain qualified executives, provides a contribution equal to 5% of a participant’s compensation in excess of the limit set forth in Code section 401(a)(17), as adjusted. The contribution and interest costs charged to operations were $1.2 million in fiscal year 2014, and $1.3 million in each of the fiscal years 2013 and 2012.

Certain eligible employees participate in a non-qualified Deferred Compensation Plan (“DCP”). Participants in the DCP have elected to defer a portion of their regular compensation subject to certain limitations proscribed by the DCP. The Company is required to pay interest on the employees’ deferred compensation at various rates that have historically been between 5% and 15%. Interest cost related to the plan and charged to interest expense was $3.8 million, $3.9 million, and $4.0 million in fiscal years 2014, 2013, and 2012, respectively.

The Company has a Pension Restoration Plan, a non-qualified defined contribution plan. The plan provides benefits for certain officers, whose pension plan benefit accruals were frozen, that would have been otherwise grandfathered in their pension participation based on age and vesting. Effective January 1, 2009, the Company suspended accruals to this plan for one year and subsequently permanently froze future contributions as of December 31, 2009. The Company incurred an expense of $0.1 million in each of the fiscal years 2014, 2013 and 2012, to provide benefits under this plan.

(15)    Stock-Based Compensation

Under the Belk, Inc. 2010 Incentive Stock Plan (the “2010 Incentive Plan”), the Company is authorized to award up to 2.5 million shares of class B common stock for various types of equity incentives to key executives

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the Company. The Company recognized compensation expense, net of tax, under the 2010 Incentive Plan of $6.9 million, $11.0 million and $10.6 million for fiscal years 2014, 2013 and 2012, respectively.

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

LTI Plan compensation costs are computed using the fair value of the Company’s stock on the grant date based on a third-party valuation and the estimated expected attainment of performance goals. The unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the LTI Plan was $2.4 million, $4.9 million and $5.1 million for fiscal years 2014, 2013 and 2012, respectively.

The weighted-average grant-date fair value of shares granted under the LTI Plans during fiscal years 2014, 2013 and 2012 was $50.00, $40.80 and $33.70, respectively. The total fair value of stock grants issued under the LTI Plans during fiscal year 2014 was $12.8 million. The fiscal year 2014 performance targets were met, however the plan does not vest until fiscal years 2015 and 2016. The fiscal year 2013 performance targets were met, and the plan vests in fiscal years 2014 and 2015. The fiscal year 2012 performance targets were met, and the plan vested in fiscal years 2013 and 2014.

Activity under the LTI Plan during the year ended February 1, 2014 is as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Non-vested at February 2, 2013	481	$38.11
Granted	255	50.00
Changes in Performance Estimates	(140)	50.00
Vested	(343)	37.06
Forfeited	(14)	47.26

Non-vested at February 1, 2014	239	$44.68

In fiscal year 2011, the Company established a performance-based long term incentive plan (the “Stretch Incentive Plan” or “SIP 11”), under its 2010 Incentive Plan, in which certain key executive officers are eligible to participate. The performance period began on the first day of the third quarter of fiscal year 2011 and ended on the last day of fiscal year 2013. The target award level for all eligible employees was set at one times target total cash compensation. Executives could earn up to a maximum of 150% of the target award for achievement equal to or greater than 110% of the cumulative earnings before interest and taxes goal and 103% of the sales goal. The SIP 11 award was denominated in cash and settled in shares of class B common stock. The SIP 11 performance targets were met and one-half of the SIP 11 award earned was granted and issued during the first quarter of fiscal year 2014. The balance of the award earned was granted and issued during the first quarter of fiscal year 2015. The actual number of shares issued in fiscal year 2014 was determined based on the Company’s stock price on the date the shares were granted; 138,631 shares at a share price of $50.00. The unrecognized compensation cost related to non-vested compensation arrangements granted under the SIP 11 Plan was $0.3 million and $2.6 million in fiscal years 2014 and 2013, respectively.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal year 2014, the Company established a similar performance-based long term incentive plan (“SIP 14”), under its 2010 Incentive Plan, in which certain key executive officers are eligible to participate. The performance period began on the first day of fiscal year 2014 and ends on the last day of fiscal year 2016. One-half of any SIP 14 award earned will be granted and issued after the end of the performance period, which is during the first quarter of fiscal year 2017. The balance of the award earned will be granted and issued during the first quarter of fiscal year 2018. The actual number of shares that will be issued in fiscal year 2017 will be determined based on the Company’s stock price on the date the shares are granted. There were no SIP 14 shares granted or issued during fiscal year 2014. As of February 1, 2014 the unrecognized compensation cost related to non-vested compensation arrangements granted under the SIP 14 Plan was $2.4M.

The Company granted service-based stock awards to certain associates in fiscal year 2013. The service-based awards granted 25,000 shares in fiscal year 2013; 12,500 will be issued in the second quarter of fiscal year 2018, and the remaining 12,500 will be issued at the end of the service period, fiscal year 2019. The Company granted a service-based stock award to an associate in fiscal year 2011. The service-based award granted 10,000 shares in fiscal year 2011; 5,000 were issued and vested during the second quarter of fiscal year 2011, and the remaining 5,000 were issued in fiscal year 2014. The weighted-average grant-date fair value of shares granted under the service-based plans during fiscal years 2013 and 2011 was $40.80 and $26.00, respectively. The total fair value of service-based stock grants vested during fiscal year 2011 was $0.3 million. The unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the service-based plan as of February 1, 2014 was $0.6 million.

In fiscal year 2007, the Company established a five-year performance-based incentive stock plan for the Chief Financial Officer at the time (the “CFO Incentive Plan”). Up to 11,765 shares were awarded under the plan at the end of each fiscal year if an annual Company performance goal was met. Performance goals were established annually for each of the five one-year performance periods, which resulted in five separate grant dates. The participant had the option to receive 30% of the award in cash (liability portion) at the end of each of the five one-year periods. The annual cash award was based on the number of shares earned during the annual period times the fair value of the Company’s stock as of the fiscal year end. The amounts under the liability portion of the award vested ratably at the end of each fiscal year. The remaining 70% of the award (equity portion) was granted in the Company’s stock. Shares granted under the equity portion vested at the end of the five-year period. The award also included a cumulative five-year look-back feature whereby previously unearned one-year awards were earned based on cumulative performance. The shares that were awarded based on the fiscal year 2011 performance goal had a grant date fair value of $26.00. The total fair value of stock grants issued during fiscal year 2012 was $0.8 million. The CFO Incentive Plan resulted in compensation cost of $0.9 million in fiscal year 2011. The final share payout for the CFO Incentive Plan occurred in fiscal 2012.

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

The annual amount and due dates of purchase obligations as of February 1, 2014 are $84.8 million due within one year, $24.6 million due within one to three years, and $1.3 million due within three to five years.

(17)    Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the effect of contingently

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The reconciliation of basic and diluted shares for fiscal years 2014, 2013 and 2012 is as follows:

	February 1, 2014	February 2, 2013	January 28, 2012
Basic Shares	41,541,176	43,435,314	45,355,941
Dilutive contingently-issuable non-vested share awards	269,925	272,862	192,125
Dilutive contingently-issuable vested share awards	1,649	4,087	31,921

Diluted Shares	41,812,750	43,712,263	45,579,987

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

As of February 1, 2014 and February 2, 2013, the Company held company-owned life insurance measured at fair value on a recurring basis of $27.3 million and $24.5 million, respectively. These amounts are presented net of loans that are secured by some of these policies of $157.9 million and $147.4 million at February 1, 2014 and February 2, 2013, respectively. Total gross company-owned life insurance assets were $185.2 million and $171.9 million at February 1, 2014 and February 2, 2013, respectively.

The Company has in the past entered into interest rate swap agreements with financial institutions to manage the exposure to changes in interest rates. When doing so, the fair value of the interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the swap agreement, taking into account the current credit worthiness of the swap counterparties. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented. Additionally, the change in the fair value of a swap designated as a cash flow hedge is marked to market through accumulated other comprehensive income.

Certain long-lived assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to long-lived assets

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are determined using expected future cash flow analyses. The Company estimates future cash flows based on historical experience and its expectation of future performance. The analyses use discounted cash flows and take into consideration any anticipated salvage value or sales price for the store. The analyses also assume available option periods through 20 years unless there is a real estate related event which would either increase or decrease the time period. The Company classifies these measurements as Level 3. In fiscal year 2014, the Company recorded $5.0 million in impairment charges primarily to adjust two retail locations’ net book value to fair market value.

Property and Equipment
(in thousands)
Measured as of February 1, 2014:
Carrying amount	$7,182
Fair value measurement	2,222

Impairment charge recognized	$(4,960)

Measured as of February 2, 2013:
Carrying amount	$266
Fair value measurement	—

Impairment charge recognized	$(266)

Measured as of January 28, 2012:
Carrying amount	$1,537
Fair value measurement	1,178

Impairment charge recognized	$(359)

As of February 1, 2014 and February 2, 2013, the fair value of fixed rate long-term debt including the current portion and excluding capitalized leases, was $393.1 million and $397.9 million, respectively. The Company classifies these measurements as Level 2. The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered for debt of the same remaining maturities and credit ratings. The total carrying value of long-term debt, including the current portion and excluding capitalized leases, was $375.0 million as of February 1, 2014 and February 2, 2013.

(19)     Stockholders’ Equity

Authorized capital stock of Belk, Inc. includes 200 million shares of Class A common stock, 200 million shares of Class B common stock and 20 million shares of preferred stock, all with par value of $0.01 per share. At February 1, 2014, there were 40,063,026 shares of Class A common stock outstanding, 927,890 shares of Class B common stock outstanding, and no shares of preferred stock outstanding.

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

On March 26, 2014, the Company declared a regular dividend of $0.80 on each share of Class A and Class B Common Stock outstanding on that date. On December 11, 2012, the Company declared a regular dividend of $0.75 and a special one-time additional dividend of $0.25 on each share of Class A and Class B Common Stock outstanding on that date. The $0.75 per share regular dividend represented an acceleration of the

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

regular dividend normally paid in April following the end of the fiscal year. On March 28, 2012, the Company declared a regular dividend of $0.75 on each share of the Class A and Class B Common Stock outstanding on that date.

On March 26, 2014, the Company’s Board of Directors approved a self-tender offer to purchase up to 1,500,000 shares of Class A and 580,000 shares of Class B common stock at a price of $48.10 per share. On March 27, 2013, the Company’s Board of Directors approved a self-tender offer to purchase up to 1,500,000 shares of Class A and 500,000 shares of Class B common stock at a price of $50.00 per share. The tender offer was initiated on April 25, 2013 and completed on May 22, 2013 when the Company accepted for purchase 1,741,669 shares of Class A and 296,560 shares of Class B common stock for $101.9 million. In accordance with the offer to purchase and SEC rules, the Company accepted for purchase 241,669 additional shares of Class A common stock that were tendered by stockholders, which is less than 2.0% of the outstanding shares of Class A stock that were subject to the offer.

(20)    Selected Quarterly Financial Data (unaudited)

The following table summarizes the Company’s unaudited quarterly results of operations for fiscal years 2014 and 2013:

	Three Months Ended
	February 1, 2014	November 2, 2013	August 3, 2013	May 4, 2013
	(in thousands, except per share amounts)
Revenues	$1,322,083	$860,743	$899,458	$955,834
Gross profit(1)	436,172	271,021	297,593	310,566
Net income	96,261	3,560	30,521	28,191
Basic income per share	2.35	0.09	0.74	0.66
Diluted income per share	2.33	0.09	0.73	0.65

	Three Months Ended
	February 2, 2013	October 27, 2012	July 28, 2012	April 28, 2012
	(in thousands, except per share amounts)
Revenues	$1,341,637	$837,487	$867,944	$909,798
Gross profit(1)	461,139	263,276	289,041	307,270
Net income	109,564	11,145	27,371	40,290
Basic income per share	2.56	0.26	0.63	0.89
Diluted income per share	2.54	0.26	0.63	0.89

(1)	Gross profit represents revenues less cost of goods sold (including occupancy, distribution and buying expenses).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on that assessment, management concluded that, as of February 1, 2014, the Company’s internal control over financial reporting is effective based on the criteria established in the Internal Control-Integrated Framework (1992).

Management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of February 1, 2014, has been audited by KPMG, LLP, an independent registered public accounting firm. Their attestation report is included herein on the effectiveness of the Company’s internal control over financial reporting as of February 1, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter ended February 1, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Belk, Inc.:

We have audited Belk Inc. and subsidiaries’ internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Belk Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Belk, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belk, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2014, and our report dated April 15, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Charlotte, North Carolina

April 15, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information about the Company’s directors and executive officers is included in the sections entitled “Proposal One — Election of Directors,” “Belk Management — Directors” and “Belk Management — Executive Officers” of the Proxy Statement for the Annual Meeting of the Stockholders to be held on May 28, 2014 and is incorporated herein by reference.

The information about the Company’s Audit Committee is included in the section entitled “Belk Management — Committees of the Board — Audit Committee” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2014 and is incorporated herein by reference.

The information about the Company’s Nominating and Corporate Governance Committee is included in the section entitled “Belk Management — Committees of the Board — Nominating and Corporate Governance Committee” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2014 and is incorporated herein by reference.

The information about the Company’s compliance with Section 16 of the Exchange Act of 1934, as amended, is included in the section entitled “Other Information for Stockholders — Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2014 and is incorporated herein by reference.

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

The information about executive and director compensation is included in the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Belk Management — Compensation Committee Report” and “Belk Management — Compensation Committee Interlocks and Insider Participation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2014 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about security ownership is included in the section entitled “Common Stock Ownership of Management and Principal Stockholders” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2014 and is incorporated herein by reference.

Information about the equity compensation plans is included in the section entitled “Equity Compensation Plan Information” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2014 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information about transactions with related persons is included in the section entitled “Belk Management -Related Person Transactions” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2014 and is incorporated herein by reference.

The information about director independence is included in the sections entitled “Belk Management — Corporate Governance — Independence of Directors” and “Belk Management — Committees of the Board” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2014 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the section entitled “Independent Registered Public Accountant — Summary of Fees to Independent Registered Public Accountant,” and “Independent Registered Public Accountant — Audit Committee Pre-Approval Policies and Procedures” of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 28, 2014, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income — Years ended February 1, 2014, February 2, 2013, and January 28, 2012.

Consolidated Statements of Comprehensive Income — Years ended February 1, 2014 and February 2, 2013.

Consolidated Balance Sheets — As of February 1, 2014 and February 2, 2013.

Consolidated Statements of Changes in Stockholders’ Equity — Years ended February 1, 2014, February 2, 2013, and January 28, 2012.

Consolidated Statements of Cash Flows — Years ended February 1, 2014, February 2, 2013, and January 28, 2012.

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules

All schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

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

10.8*

Transition Agreement, dated as of November 1, 2012, by and between Belk, Inc. and Brian T. Marley (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K, filed on April 17, 2013).

10.9*	Belk, Inc. 2014-2016 Stretch Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K, filed on April 17, 2013).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2014.

BELK, INC.
(Registrant)

By:	/s/ THOMAS M. BELK, JR.

Thomas M. Belk, Jr.
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2014.

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