Form 10-Q
period 2014-05-03
BELK INC
filed 2014-06-10
CIK 1051771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 3, 2014

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

At June 3, 2014, the registrant had issued and outstanding 38,351,481 shares of class A common stock and 912,922 shares of class B common stock.

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

Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet, general economic conditions, and our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute growth strategies, anticipated benefits from our strategic initiatives to strengthen our merchandising and planning organizations, anticipated benefits from our belk.com website and our eCommerce fulfillment center, the expected benefits of new systems and technology, and the anticipated benefits under our Program Agreement with GE Capital Retail Bank (“GECRB”). These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements.

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

•	Any significant damage to our brand or reputation which could negatively impact sales, diminish customer trust and generate negative sentiment;

•	Our ability to prevent a security breach that results in the unauthorized disclosure of Company, employee or customer information;

•	Loss of key management or qualified employees or an inability to attract, retain and motivate additional highly skilled employees;

•	Our ability to successfully implement our new information technology platform that will impact our primary merchandising, planning and core financial process;

•	Our ability to manage multiple significant change initiatives simultaneously;

•	Our ability to effectively use advertising, marketing and promotional campaigns to generate high customer traffic in our stores and through online sales;

•	Variations in the amount of vendor allowances received;

•

Our ability to successfully operate our website, and our fulfillment facilities and manage our social community engagement by providing a broader range of our information online, including current sales promotions and special events;

•	Our ability to successfully develop and maintain a relevant and reliable Omnichannel experience for our customers;

•

Our ability to find qualified vendors from which to source our merchandise and our ability to access products in a timely and efficient manner from a wide variety of domestic and international vendors; and to deliver in a timely and cost-efficient manner;

•	Increases in the price of merchandise, raw materials, fuel and labor or their reduced availability;

•

The income we receive from, and the timing of receipt of, payments from GECRB, the operator of our private label credit card business, which depends upon the amount of purchases made through the proprietary credit cards, changes in customers’ credit card use, and GECRB’s ability to extend credit to our customers;

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

For a detailed description of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned “Risk Factors” in our annual report on Form 10-K for the fiscal year ended February 1, 2014 that we filed with the SEC on April 15, 2014. Our other filings with the SEC may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.

Our forward-looking statements are based on current expectations and speak only as of the date of such statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Revenues	$955,142	$955,834
Cost of goods sold (including occupancy, distribution and buying expenses)	646,118	645,268
Selling, general and administrative expenses	267,756	255,900
Gain on sale of property and equipment	587	522
Asset impairment and exit costs	788	743

Operating income	41,067	54,445
Interest expense, net	(11,542)	(10,754)

Income before income taxes	29,525	43,691
Income tax expense	10,201	15,500

Net income	$19,324	$28,191

Basic net income per share	$0.47	$0.66

Diluted net income per share	$0.47	$0.65

Weighted average shares outstanding:
Basic	41,084,853	42,815,418
Diluted	41,260,122	43,220,337

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Net income	$19,324	$28,191
Other comprehensive income:
Defined benefit plan adjustments, net of $992 and $1,224 income taxes for the three months ended May 3, 2014 and May 4, 2013, respectively.	1,672	2,062

Total other comprehensive income	1,672	2,062

Total comprehensive income	$20,996	$30,253

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

	May 3, 2014	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$219,416	$295,334
Accounts receivable, net	59,456	55,340
Merchandise inventory	1,047,755	987,778
Prepaid income taxes, expenses and other current assets	31,063	28,964

Total current assets	1,357,690	1,367,416
Property and equipment, net of accumulated depreciation and amortization of $1,517,769 and $1,487,140 as of May 3, 2014 and February 1, 2014, respectively.	1,180,740	1,158,066
Other assets	42,270	39,156

Total assets	$2,580,700	$2,564,638

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$318,381	$291,948
Accrued liabilities	245,704	239,658
Accrued income taxes	9,567	13,652
Deferred income taxes	34,918	33,422
Current installments of long-term debt and capital lease obligations	8,009	8,084

Total current liabilities	616,579	586,764
Deferred income taxes	15,673	16,613
Long-term debt and capital lease obligations, excluding current installments	383,738	385,673
Retirement obligations and other noncurrent liabilities	215,425	217,343

Total liabilities	1,231,415	1,206,393

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 41.2 and 41.0 million shares issued and outstanding as of May 3, 2014 and February 1, 2014, respectively.	412	410
Paid-in capital	181,368	178,362
Retained earnings	1,302,156	1,315,796
Accumulated other comprehensive loss	(134,651)	(136,323)

Total stockholders’ equity	1,349,285	1,358,245

Total liabilities and stockholders’ equity	$2,580,700	$2,564,638

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

					Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at February 1, 2014	40,991	$410	$178,362	$1,315,796	$(136,323)	$1,358,245
Net income	—	—	—	19,324	—	19,324
Other comprehensive income	—	—	—	—	1,672	1,672
Cash dividends	—	—	—	(32,964)	—	(32,964)
Issuance of stock-based compensation	—	—	934	—	—	934
Stock-based compensation expense	—	—	2,072	—	—	2,072
Common stock issued	214	2	—	—	—	2

Balance at May 3, 2014	41,205	$412	$181,368	$1,302,156	$(134,651)	$1,349,285

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Cash flows from operating activities:
Net income	$19,324	$28,191
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and exit costs	788	743
Deferred income tax expense	328	3,496
Depreciation and amortization expense	36,689	32,020
Stock-based compensation expense	2,235	4,412
Gain on sale of property and equipment	70	135
Amortization of deferred gain on sale and leaseback	(657)	(657)
Amortization of deferred debt issuance costs	207	207
Increase in:
Accounts receivable, net	(4,116)	(5,483)
Merchandise inventory	(59,977)	(25,921)
Prepaid income taxes, expenses and other assets	(5,986)	(10,088)
Increase (decrease) in:
Accounts payable and accrued liabilities	32,026	27,102
Accrued income taxes	(4,085)	(12,614)
Retirement obligations and other liabilities	809	(25,406)

Net cash provided by operating activities	17,655	16,137

Cash flows from investing activities:
Purchases of property and equipment	(52,657)	(49,688)
Proceeds from sales of property and equipment	50	64

Net cash used by investing activities	(52,607)	(49,624)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(2,010)	(2,068)
Dividends paid	(32,964)	—
Stock compensation tax benefit	357	1,644
Cash paid for withholding taxes in lieu of stock-based compensation shares	(6,349)	(8,970)

Net cash used by financing activities	(40,966)	(9,394)

Net decrease in cash and cash equivalents	(75,918)	(42,881)
Cash and cash equivalents at beginning of period	295,334	269,177

Cash and cash equivalents at end of period	$219,416	$226,296

Supplemental disclosures of cash flow information:
Income taxes paid	$14,854	$24,361
Interest paid, net of capitalized interest	4,492	4,529
Supplemental schedule of noncash investing activities:
Increase in property and equipment through accrued purchases	$5,970	$9,089

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three months ended May 3, 2014 may not be indicative of the operating results that may be expected for the full fiscal year.

(2) New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force),” which requires presentation in the financial statements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company adopted this guidance beginning in the first quarter of fiscal year 2015 when it was required. The adoption of this update did not have a material effect on the Company’s condensed consolidated results of operations, financial position or cash flows.

In January 2013, the FASB issued Accounting Standards Update No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force),” which requires measurement of obligations within the scope of this guidance to be the sum of the amount agreed to pay on the basis of arrangement among co-obligors and any additional amounts expected to pay on behalf of co-obligors, in addition to disclosure of the nature and amount of the obligation. The Company adopted this guidance beginning in the first quarter of fiscal year 2015 when it was required. The adoption of this update did not have a material effect on the Company’s condensed consolidated results of operations, financial position or cash flows.

(3) Accumulated Other Comprehensive Loss

As of May 3, 2014 and February 1, 2014, the accumulated other comprehensive loss for defined benefit plans was $134.7 million and $136.3 million, respectively. These amounts are net of income taxes of $81.3 million and $82.3 million at May 3, 2014 and February 1, 2014, respectively.

As of May 3, 2014 and May 4, 2013, the Company reclassified $1.7 million and $2.1 million of amortization of defined benefit plan liabilities from accumulated comprehensive income to selling, general and administrative expenses on the condensed consolidated statements of income, respectively. These amounts are net of income taxes of $1.0 million and $1.2 million at May 3, 2014 and May 4, 2013, respectively.

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

As of May 3, 2014 and February 1, 2014, the Company held company-owned life insurance measured at fair value on a recurring basis of $31.7 million and $27.3 million, respectively. These amounts are presented net of loans that are secured by some of these policies of $157.9 million at both May 3, 2014 and February 1, 2014, respectively. Total gross company-owned life insurance assets were $189.6 million and $185.2 million at May 3, 2014 and February 1, 2014, respectively.

Certain long-lived assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to long-lived assets are determined using expected future cash flow analyses. The Company estimates future cash flows based on historical experience and its expectation of future performance. The analyses use discounted cash flows and take into consideration any anticipated salvage value or sales price for the store. The analyses also assume available option periods through 20 years unless there is a real estate related event which would either increase or decrease the time period. The Company classifies these measurements as Level 3. There were no significant impairments of long-lived assets for the three months ended May 3, 2014 and May 4, 2013.

As of May 3, 2014 and February 1, 2014, the fair value of fixed rate long-term debt, including the current portion and excluding capitalized leases, was $396.5 million and $393.1 million, respectively. The Company classifies these measurements as Level 2. The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered for debt of the same remaining maturities and credit ratings. The total carrying value of long-term debt, including the current portion and excluding capitalized leases, was $375.0 million as of May 3, 2014 and February 1, 2014.

(5) Income Taxes

Income tax expense for the three months ended May 3, 2014 was $10.2 million, or 34.6% of pre-tax income, compared to $15.5 million, or 35.5% of pre-tax income, for the three months ended May 4, 2013. The decrease in income tax expense was due primarily to the decrease in income before income taxes for the three months ended May 3, 2014.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also provides postretirement medical and life insurance benefits to certain employees, and was closed to new participants in 2002. The Company accounts for postretirement benefits by recognizing the cost of these benefits over an employee’s estimated term of service with the Company, in accordance with ASC 715, “Compensation – Retirement Benefits.”

The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	May 3,	May 4,	May 3,	May 4,	May 3,	May 4,
	2014	2013	2014	2013	2014	2013
			(in thousands)
Service cost	$—	$—	$39	$41	$19	$30
Interest cost	5,986	5,691	133	129	206	228
Expected return on plan assets	(7,530)	(7,138)	—	—	—	—
Amortization of net loss (gain)	2,547	3,123	127	132	(10)	31

Net periodic benefit expense	$1,003	$1,676	$299	$302	$215	$289

The Company does not expect to make contributions to the Pension Plan during fiscal year 2015. During the three months ended May 4, 2013, the Company made a discretionary contribution to its Pension Plan of $25.0 million.

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

The reconciliation of basic and diluted shares for the three months ended May 3, 2014 and May 4, 2013, are as follows:

	Three Months Ended
	May 3,	May 4,
	2014	2013
Basic Shares	41,084,853	42,815,418
Dilutive contingently-issuable non-vested share awards	174,601	404,588
Dilutive contingently-issuable vested share awards	668	331

Diluted Shares	41,260,122	43,220,337

(8) Repurchase of Common Stock

On March 26, 2014, the Company’s Board of Directors approved a self-tender offer to purchase up to 1,500,000 shares of Class A and 580,000 shares of Class B common stock at a price of $48.10 per share. The tender offer was initiated on April 24, 2014 and completed on May 21, 2014 when the Company accepted for purchase 1,704,754 shares of Class A and 256,257 shares of Class B common stock for $94.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the nation’s largest family owned and operated department store business in the United States, with 299 stores in 16 states, as of May 3, 2014. With stores located primarily in the southern United States and with a growing eCommerce business on its belk.com website, the Company generated revenues of $4.0 billion for the fiscal year 2014, and together with its predecessors, has been successfully operating department stores since 1888. Belk is committed to providing its customers a compelling shopping experience and merchandise that reflects “Modern. Southern. Style.”

The following discussion, which presents the results of the Company, should be read in conjunction with the Company’s consolidated financial statements as of February 1, 2014 and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the year ended February 1, 2014.

The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to each January 31st. All references to “fiscal year 2014” refer to the 52-week fiscal year ended February 1, 2014, all references to “fiscal year 2015” refer to the 52-week fiscal year that will end January 31, 2015, and all references to “fiscal year 2016” refer to the 52-week fiscal year that will end January 30, 2016.

The Company’s revenues slightly decreased by 0.1% in the first quarter of fiscal year 2015 to $955.1 million. Comparable store revenues decreased 0.2% as a result of a soft sales environment. Our eCommerce revenues increased by $16.5 million, or 42.4%, and contributed positively to the comparable store revenues by 1.8% for the period. The Company calculates comparable store revenue as sales from stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Stores undergoing remodeling, expansion or relocation remain in the comparable store revenue calculation. Definitions and calculations of comparable store revenue differ among companies in the retail industry.

Operating income decreased to $41.1 million in the first quarter of fiscal year 2015 compared to $54.4 million during the same period in fiscal year 2014. Net income decreased to $19.3 million or $0.47 per basic and diluted share in the first quarter of fiscal year 2015 compared to $28.2 million or $0.66 per basic share and $0.65 per diluted share during the same period in fiscal year 2014. The decrease in net income was due primarily to higher expenses associated with the Company’s investments in key strategic initiatives.

Belk seeks to provide customers with a convenient and enjoyable shopping experience both in stores and online at belk.com, by offering an appealing merchandise mix that includes extensive assortments of brands, styles and sizes. Belk stores and belk.com sell top national brands of fashion apparel, shoes and accessories for women, men and children, as well as cosmetics, home furnishings, housewares, fine jewelry, gifts and other types of quality merchandise. The Company also sells exclusive private label brands, which offer customers differentiated merchandise selections. Larger Belk stores may include hair salons, spas, restaurants, optical centers and other amenities.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s unaudited condensed consolidated statements of income, as well as a period comparison of changes in comparable store revenues.

	Three Months Ended
	May 3,	May 4,
	2014	2013
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%
Cost of goods sold (including occupancy, distribution and buying expenses)	67.6	67.5
Selling, general and administrative expenses	28.0	26.8
Gain on sale of property and equipment	0.1	0.1
Asset impairment and exit costs	0.1	0.1
Operating income	4.3	5.7
Interest expense, net	1.2	1.1
Income before income taxes	3.1	4.6
Income tax expense	1.1	1.6
Net income	2.0	2.9
Comparable store net revenue increase	(0.2)	5.2

Revenues

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no changes for the periods as reflected in the table below.

	Three Months Ended
	May 3,	May 4,
Merchandise Areas	2014	2013
Women’s	35%	35%
Cosmetics, Shoes and Accessories	34	34
Men’s	16	16
Home	8	8
Children’s	7	7

Total	100%	100%

Comparison of the Three Months Ended May 3, 2014 and May 4, 2013

Revenues. The Company’s revenues for the three months ended May 3, 2014 slightly decreased 0.1%, or $0.7 million, to $955.1 million from $955.8 million during the same period in fiscal year 2014. The decrease is primarily attributable to a 0.2% decrease in comparable store revenues, along with a decrease in revenues from closing stores of $3.4 million. The decrease in comparable store revenues was generally the result of a soft sales environment, as the number of units sold and average unit selling price were flat compared to the prior year. Merchandise categories achieving the highest growth rate included juniors, women’s contemporary and better merchandise categories.

Cost of goods sold. Cost of goods sold was $646.1 million, or 67.6% of revenues, for the three months ended May 3, 2014 compared to $645.3 million, or 67.5% of revenues, for the same period in fiscal year 2014. The slight increase in cost of goods sold as a percentage of revenues was primarily attributable to the increased shipping and handling and fulfillment center costs associated with the 42.4% increase in eCommerce sales, offset by slightly lower markdown activity.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $267.8 million, or 28.0% of revenues, for the three months ended May 3, 2014, compared to $255.9 million, or 26.8% of revenues, for the same period in fiscal year 2014. The increase in SG&A expense of $11.9 million was substantially due to our investments in key strategic initiatives, consisting of increased payroll and consulting services, as well as increased depreciation expense resulting from recent system implementations. In addition, advertising expenses increased in response to the soft sales environment. The investments in key strategic initiatives and the increased advertising expenses also increased SG&A as a percentage of revenues.

Income tax expense. Income tax expense for the three months ended May 3, 2014 was $10.2 million, or 34.6% of pre-tax income, compared to $15.5 million, or 35.5% of pre-tax income, for the three months ended May 4, 2013. The decrease in income tax expense was due primarily to the decrease in income before income taxes for the three months ended May 3, 2014.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand of $219.4 million as of May 3, 2014, cash flows from operations, and borrowings under debt facilities, which consist of a $350.0 million credit facility and $375.0 million in senior notes. The credit facility, which matures in November 2015, allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at May 3, 2014 using LIBOR plus 125 basis points, or 1.40%. The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios.

The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and last four quarters of rent expense multiplied by a factor of eight, by the last four quarters of pre-tax income plus net interest expense, rent expense, and non-cash items, such as depreciation, amortization, and impairment expense. At May 3, 2014, the maximum leverage ratio allowed under the credit facility was 4.0, and the calculated leverage ratio was 1.96. The Company was in compliance with all covenants as of May 3, 2014 and expects to remain in compliance with all debt covenants for the next twelve months and foreseeable future. As of May 3, 2014, the Company had $13.3 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $336.7 million.

The senior notes have restrictive covenants that are similar to the Company’s credit facility, and had the following terms as of May 3, 2014:

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

Management believes that cash on hand of $219.4 million as of May 3, 2014, cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension contributions and debt service requirements for the next twelve months and foreseeable future.

Net cash provided by operating activities was $17.7 million for the three months ended May 3, 2014 compared to $16.1 million for the same period in fiscal year 2014. The slight increase in cash flows from operating activities for the three months ended May 3, 2014 was principally due to a $25.0 million decrease in pension contributions, an $8.5 million decrease in accrued income taxes, and an increase in depreciation expense of $4.5 million, offset by a $43.9 million increase in inventory, net of merchandise payables.

Net cash used by financing activities was $41.0 million for the three months ended May 3, 2014 compared to $9.4 million for the same period in fiscal year 2014. The increase in cash used by financing activities was primarily due to a $33.0 million increase in dividends paid in the first three months of fiscal year 2015 compared to the same period in fiscal year 2014, as the regular dividend normally paid in April following the end of the fiscal year was accelerated in the prior year and paid in fiscal year 2013.

Contractual Obligations and Commercial Commitments

A table representing the scheduled maturities of the Company’s contractual obligations and commercial commitments as of February 1, 2014 was included under the heading “Contractual Obligations and Commercial Commitments” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014. There have been no material changes from the information included in the Form 10-K.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which implements a five step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective at the beginning of fiscal year 2018, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact that the adoption will have on the condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the definition of a discontinued operation and the requirements for reporting discontinued operations. This guidance will be effective at the beginning of fiscal year 2016, and the Company does not expect the adoption to have a material impact on the condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three months ended May 3, 2014 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its condensed consolidated financial position, cash flows or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on April 15, 2014.

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

BELK, INC.

Dated: June 10, 2014	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and
Corporate Secretary
(Authorized Officer of the Registrant)

	By:	/s/ Adam M. Orvos
Adam M. Orvos
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)