Form 10-Q
period 2014-08-02
BELK INC
filed 2014-09-09
CIK 1051771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 2, 2014

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

At September 2, 2014, the registrant had issued and outstanding 38,350,481 shares of class A common stock and 913,922 shares of class B common stock.

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

Forward-looking statements include information concerning possible or assumed future results from merchandising, marketing and advertising in our stores and through the Internet, general economic conditions, and our ability to be competitive in the retail industry, our ability to execute profitability and efficiency strategies, our ability to execute growth strategies, anticipated benefits from our strategic initiatives to strengthen our merchandising and planning organizations, anticipated benefits from our belk.com website and our eCommerce fulfillment center, the expected benefits of new systems and technology, and the anticipated benefits under our Program Agreement with Synchrony Bank. These forward-looking statements are subject to certain risks and uncertainties that may cause our actual results to differ significantly from the results we discuss in such forward-looking statements.

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

•

The income we receive from, and the timing of receipt of, payments from Synchrony Bank, the operator of our private label credit card business, which depends upon the amount of purchases made through the proprietary credit cards, changes in customers’ credit card use, and Synchrony Bank’s ability to extend credit to our customers;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Revenues	$906,453	$899,458	$1,861,596	$1,855,292
Cost of goods sold (including occupancy, distribution and buying expenses)	604,926	601,865	1,251,044	1,247,133
Selling, general and administrative expenses	243,754	238,168	511,510	494,069
Gain on sale of property and equipment	1,153	291	1,740	813
Asset impairment and exit costs	110	952	898	1,695

Operating income	58,816	58,764	99,884	113,208
Interest expense, net	(11,700)	(11,128)	(23,242)	(21,882)

Income before income taxes	47,116	47,636	76,642	91,326
Income tax expense	16,514	17,115	26,716	32,615

Net income	$30,602	$30,521	$49,926	$58,711

Basic net income per share	$0.77	$0.74	$1.24	$1.39

Diluted net income per share	$0.77	$0.73	$1.23	$1.38

Weighted average shares outstanding:
Basic	39,625,262	41,367,453	40,355,057	42,091,436
Diluted	39,653,445	41,574,045	40,456,784	42,397,192

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income	$30,602	$30,521	$49,926	$58,711
Other comprehensive income:
Defined benefit plan adjustments, net of $992 and $1,984 income taxes for the three and six months ended August 2, 2014, respectively and $1,224 and $2,448 income taxes for the three and six months ended August 3, 2013, respectively.	1,672	2,062	3,344	4,124

Total other comprehensive income	1,672	2,062	3,344	4,124

Total comprehensive income	$32,274	$32,583	$53,270	$62,835

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

	August 2, 2014	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$159,004	$295,334
Accounts receivable, net	55,988	55,340
Merchandise inventory	958,985	987,778
Prepaid income taxes, expenses and other current assets	31,293	28,964

Total current assets	1,205,270	1,367,416
Property and equipment, net of accumulated depreciation and amortization of $1,546,228 and $1,487,140 as of August 2, 2014 and February 1, 2014, respectively.	1,228,508	1,158,066
Other assets	45,493	39,156

Total assets	$2,479,271	$2,564,638

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$273,128	$291,948
Accrued liabilities	235,670	239,658
Accrued income taxes	5,193	13,652
Deferred income taxes	33,627	33,422
Current installments of long-term debt and capital lease obligations	108,952	8,084

Total current liabilities	656,570	586,764
Deferred income taxes	18,298	16,613
Long-term debt and capital lease obligations, excluding current installments	303,758	385,673
Retirement obligations and other noncurrent liabilities	211,116	217,343

Total liabilities	1,189,742	1,206,393

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 39.3 and 41.0 million shares issued and outstanding as of August 2, 2014 and February 1, 2014, respectively.	393	410
Paid-in capital	89,357	178,362
Retained earnings	1,332,758	1,315,796
Accumulated other comprehensive loss	(132,979)	(136,323)

Total stockholders’ equity	1,289,529	1,358,245

Total liabilities and stockholders’ equity	$2,479,271	$2,564,638

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at February 1, 2014	40,991	$410	$178,362	$1,315,796	$(136,323)	$1,358,245
Net income	—	—	—	49,926	—	49,926
Other comprehensive income	—	—	—	—	3,344	3,344
Cash dividends	—	—	—	(32,964)	—	(32,964)
Issuance of stock-based compensation	—	—	934	—	—	934
Stock-based compensation expense	—	—	3,366	—	—	3,366
Common stock issued	234	2	1,000	—	—	1,002
Repurchase and retirement of common stock	(1,961)	(19)	(94,305)	—	—	(94,324)

Balance at August 2, 2014	39,264	$393	$89,357	$1,332,758	$(132,979)	$1,289,529

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	August 2,	August 3,
	2014	2013
Cash flows from operating activities:
Net income	$49,926	$58,711
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and exit costs	898	1,695
Deferred income tax expense	951	8,451
Depreciation and amortization expense	73,921	65,799
Stock-based compensation expense	2,603	7,467
(Gain) loss on sale of property and equipment	(425)	502
Amortization of deferred gain on sale and leaseback	(1,315)	(1,315)
Amortization of deferred debt issuance costs	360	414
Increase (decrease) in:
Accounts receivable, net	(277)	(9,588)
Merchandise inventory	28,793	33,943
Prepaid income taxes, expenses and other assets	(10,148)	(10,785)
Increase (decrease) in:
Accounts payable and accrued liabilities	(24,991)	4,637
Accrued income taxes	(8,459)	(20,305)
Retirement obligations and other liabilities	800	(25,713)

Net cash provided by operating activities	112,637	113,913

Cash flows from investing activities:
Purchases of property and equipment	(112,280)	(103,371)
Proceeds from sales of property and equipment	772	64

Net cash used by investing activities	(111,508)	(103,307)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(4,178)	(4,075)
Repurchase and retirement of common stock	(94,325)	(101,911)
Dividends paid	(32,964)	—
Stock compensation tax benefit	357	1,644
Cash paid for withholding taxes in lieu of stock-based compensation shares	(6,349)	(8,970)

Net cash used by financing activities	(137,459)	(113,312)

Net decrease in cash and cash equivalents	(136,330)	(102,706)
Cash and cash equivalents at beginning of period	295,334	269,177

Cash and cash equivalents at end of period	$159,004	$166,471

Supplemental disclosures of cash flow information:
Income taxes paid	$35,107	$44,101
Interest paid, net of capitalized interest	13,682	14,032
Supplemental schedule of noncash investing activities:
Increase in property and equipment through accrued purchases	$8,467	$15,937
Increase in property and equipment through assumption of capital leases	23,130	294

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three and six months ended August 2, 2014 may not be indicative of the operating results that may be expected for the full fiscal year.

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

(3) Accumulated Other Comprehensive Loss

As of August 2, 2014 and February 1, 2014, the accumulated other comprehensive loss for defined benefit plans was $133.0 million and $136.3 million, respectively. These amounts are net of income taxes of $80.3 million and $82.3 million at August 2, 2014 and February 1, 2014, respectively.

For the three months ended August 2, 2014 and August 3, 2013, the Company reclassified $1.7 million and $2.1 million of amortization of defined benefit plan liabilities to selling, general and administration expenses on the condensed consolidated statements of income, respectively. These amounts are net of income taxes of $1.0 million and $1.2 million at August 2, 2014 and August 3, 2013, respectively.

For the six months ended August 2, 2014 and August 3, 2013, the Company reclassified $3.3 million and $4.1 million of amortization of defined benefit plan liabilities to selling, general and administrative expenses on the condensed consolidated statements of income, respectively. These amounts are net of income taxes of $2.0 million and $2.4 million at August 2, 2014 and August 3, 2013, respectively.

(4) Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Company uses a three-tier fair value hierarchy,

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of August 2, 2014 and February 1, 2014, the Company held company-owned life insurance measured at fair value on a recurring basis of $35.1 million and $27.3 million, respectively. These amounts are presented net of loans that are secured by some of these policies of $154.7 million and $157.9 million at August 2, 2014 and February 1, 2014, respectively. Total gross company-owned life insurance assets were $189.9 million and $185.2 million at August 2, 2014 and February 1, 2014, respectively.

Certain long-lived assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to long-lived assets are determined using expected future cash flow analyses. The Company estimates future cash flows based on historical experience and its expectation of future performance. The analyses use discounted cash flows and take into consideration any anticipated salvage value or sales price for the store. The analyses also assume available option periods through 20 years unless there is a real estate related event which would either increase or decrease the time period. The Company classifies these measurements as Level 3. There were no significant impairments of long-lived assets for the six months ended August 2, 2014 and August 3, 2013.

As of August 2, 2014 and February 1, 2014, the fair value of fixed rate long-term debt, including the current portion and excluding capitalized leases, was $397.8 million and $393.1 million, respectively. The Company classifies these measurements as Level 2. The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered for debt of the same remaining maturities and credit ratings. The total carrying value of long-term debt, including the current portion and excluding capitalized leases, was $375.0 million as of August 2, 2014 and February 1, 2014.

(5) Borrowings

In July 2014, the $100.0 million, 5.31% fixed rate senior note became due within twelve months and was reclassified from long-term to short-term debt on the condensed consolidated balance sheet as of August 2, 2014.

(6) Income Taxes

Income tax expense for the three months ended August 2, 2014 was $16.5 million, or 35.0% of pre-tax income, compared to $17.1 million, or 35.9% of pre-tax income, for the three months ended August 3, 2013. The decrease in the income tax rate was due primarily to the fiscal year 2014 decrease in the North Carolina state tax rate.

Income tax expense for the six months ended August 2, 2014 was $26.7 million, or 34.9% of pre-tax income, compared to $32.6 million, or 35.7% of pre-tax income, for the six months ended August 3, 2013. The decrease in income tax expense was due primarily to the decrease in net income before income taxes for the six months ended August 2, 2014. The decrease in the income tax rate was due primarily as a result of higher non-taxable corporate owned life insurance income and the fiscal year 2014 decrease in the North Carolina state tax rate.

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

The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	August 2,	August 3,	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013	2014	2013
			(in thousands)
Service cost	$—	$—	$39	$41	$19	$30
Interest cost	5,986	5,691	133	129	206	228
Expected return on plan assets	(7,530)	(7,138)	—	—	—	—
Amortization of net loss (gain)	2,547	3,123	127	132	(10)	31

Net periodic benefit expense	$1,003	$1,676	$299	$302	$215	$289

	Six Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	August 2,	August 3,	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013	2014	2013
			(in thousands)
Service cost	$—	$—	$78	$82	$38	$60
Interest cost	11,972	11,382	266	258	412	456
Expected return on plan assets	(15,060)	(14,276)	—	—	—	—
Amortization of net loss (gain)	5,094	6,246	254	264	(20)	62

Net periodic benefit expense	$2,006	$3,352	$598	$604	$430	$578

The Company does not expect to make contributions to the Pension Plan during fiscal year 2015. During the three and six months ended August 2, 2013, the Company made a discretionary contribution to its Pension Plan of $25.0 million.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of basic and diluted shares for the three and six months ended August 2, 2014 and August 3, 2013, are as follows:

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Basic Shares	39,625,262	41,367,453	40,355,057	42,091,436
Dilutive contingently-issuable non-vested share awards	27,709	206,261	101,156	305,425
Dilutive contingently-issuable vested share awards	474	331	571	331

Diluted Shares	39,653,445	41,574,045	40,456,784	42,397,192

(9) Repurchase of Common Stock

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the nation’s largest family owned and operated department store business in the United States, with 299 stores in 16 states, as of August 2, 2014. With stores located primarily in the southern United States and with a growing eCommerce business on its belk.com website, the Company generated revenues of $4.0 billion for the fiscal year 2014, and together with its predecessors, has been successfully operating department stores since 1888. Belk is committed to providing its customers a compelling shopping experience and merchandise that reflects “Modern. Southern. Style.”

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

The Company’s revenues increased by 0.8% in the second quarter of fiscal year 2015 to $906.5 million. Comparable store revenues increased 0.6% primarily as a result of continued increasing eCommerce sales and execution of the Company’s key initiatives. Our eCommerce revenues increased by $15.3 million, or 43.1%, and contributed to comparable store revenues by 1.8% for the period. The Company calculates comparable store revenue as sales from stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Stores undergoing remodeling, expansion or relocation remain in the comparable store revenue calculation. Definitions and calculations of comparable store revenue differ among companies in the retail industry.

Operating income was $58.8 million in both the second quarter of fiscal year 2015 and fiscal year 2014. Net income increased to $30.6 million, or $0.77 per basic and diluted share, in the second quarter of fiscal year 2015 compared to $30.5 million, or $0.74 per basic share and $0.73 per diluted share, during the same period in fiscal year 2014.

The Company’s revenues increased by 0.3% for the first six months of fiscal year 2015 to $1,861.6 million. Comparable store revenues increased 0.2%. Our eCommerce revenues increased by $31.8 million, or 42.8%, and contributed to comparable store revenues by 1.8% for the period. Operating income decreased to $99.9 million for the first six months of fiscal year 2015 from $113.2 million during the same period in fiscal year 2014. Net income decreased to $49.9 million, or $1.24 per basic share and $1.23 per diluted share, for the first six months of fiscal year 2015, compared to $58.7 million, or $1.39 per basic share and $1.38 per diluted share, during the same period in fiscal year 2014.

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

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (including occupancy, distribution and buying expenses)	66.7	66.9	67.2	67.2
Selling, general and administrative expenses	26.9	26.5	27.5	26.6
Gain on sale of property and equipment	0.1	—	0.1	—
Asset impairment and exit costs	—	0.1	—	0.1
Operating income	6.5	6.5	5.4	6.1
Interest expense, net	1.3	1.2	1.2	1.2
Income before income taxes	5.2	5.3	4.1	4.9
Income tax expense	1.8	1.9	1.4	1.8
Net income	3.4	3.4	2.7	3.2
Comparable store net revenue increase	0.6	3.2	0.2	4.2

Revenues

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no changes for the periods as reflected in the table below.

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
Merchandise Areas	2014	2013	2014	2013
Women’s	37%	37%	36%	36%
Cosmetics, Shoes and Accessories	30	31	32	33
Men’s	18	18	17	17
Home	8	8	8	8
Children’s	7	6	7	6

Total	100%	100%	100%	100%

Comparison of the Three and Six Months Ended August 2, 2014 and August 3, 2013

Revenues. The Company’s revenues for the three months ended August 2, 2014 increased 0.8%, or $7.0 million, to $906.5 million from $899.5 million during the same period in fiscal year 2014. The increase is primarily attributable to a 0.6% increase in comparable store revenues and a $7.2 million increase from new stores, partially offset by a $5.8 million decrease in revenues from closed stores. The increase in comparable store revenues was generally the result of general economic conditions, where a soft sales environment persisted in the beginning of the quarter but improved towards the end of the period. The number of units sold and average unit selling price were flat compared to the prior year. Merchandise categories achieving the highest growth rate included children’s shoes, women’s contemporary and better sportswear, juniors and children’s apparel.

The Company’s revenues for the six months ended August 2, 2014 increased 0.3%, or $6.3 million, to $1,861.6 million from $1,855.3 million during the same period in fiscal year 2014. The increase is primarily attributable to a 0.2% increase in comparable store revenues and a $12.7 million increase from new stores, partially offset by a $9.8 million decrease in revenues from closed stores. The increase in comparable store revenues was generally the result of general economic conditions, where a soft sales environment persisted, similar to the first quarter of fiscal year 2015 trend, into the second quarter but improved towards the end of the period. The number of units sold and average unit selling price were flat compared to the prior year. Merchandise categories achieving the highest growth rate included children’s shoes, women’s contemporary and better sportswear, juniors and children’s apparel.

Cost of goods sold. Cost of goods sold was $604.9 million, or 66.7% of revenues, for the three months ended August 2, 2014 compared to $601.9 million, or 66.9% of revenues, for the same period in fiscal year 2014. The slight decrease in cost of goods sold as a percentage of revenues was primarily attributable to higher initial markup on our goods, offset by higher markdown activity and by increased shipping and handling and fulfillment center costs associated with the 43.1% increase in eCommerce sales.

Cost of goods sold was $1,251.0 million, or 67.2% of revenues, for the six months ended August 2, 2014 compared to $1,247.1 million, or 67.2% of revenues, for the same period in fiscal year 2014. The increase in the amount of cost of goods sold was primarily attributable to an increase in revenues for the six months ended August 2, 2014. Cost of goods sold as a percentage of revenues was flat due to higher initial markup on our goods, offset by higher markdown activity and by increased shipping and handling and fulfillment center costs associated with the 42.8% increase in eCommerce sales.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $243.8 million, or 26.9% of revenues, for the three months ended August 2, 2014, compared to $238.2 million, or 26.5% of revenues, for the same period in fiscal year 2014. The increase in SG&A expense of $5.6 million was substantially due to our investments in key strategic initiatives, consisting of increased payroll and consulting services, as well as increased depreciation expense resulting from recent system implementations. This was offset primarily by a decrease in advertising expenses. The investments in key strategic initiatives and increased depreciation expense, offset by the decreased advertising expenses also increased SG&A as a percentage of revenues.

SG&A expenses were $511.5 million, or 27.5% of revenues for the six months ended August 2, 2014, compared to $494.1 million, or 26.6% of revenues for the same period in fiscal year 2014. The increase in SG&A expenses was substantially due to our investments in key strategic initiatives, consisting of increased payroll and consulting services, as well as increased depreciation expense resulting from recent system implementations. The investments in key strategic initiatives and the increased depreciation expense also increased SG&A as a percentage of revenues.

Income tax expense. Income tax expense for the three months ended August 2, 2014 was $16.5 million, or 35.0% of pre-tax income, compared to $17.1 million, or 35.9% of pre-tax income, for the three months ended August 3, 2013. The decrease in the income tax rate was due primarily to the fiscal year 2014 decrease in the North Carolina state tax rate.

Income tax expense for the six months ended August 2, 2014 was $26.7 million, or 34.9% of pre-tax income, compared to $32.6 million, or 35.7% of pre-tax income, for the six months ended August 3, 2013. The decrease in income tax expense was due primarily to the decrease in net income before income taxes for the six months ended August 2, 2014. The decrease in the income tax rate was due primarily as a result of higher non-taxable corporate owned life insurance income and the fiscal year 2014 decrease in the North Carolina state tax rate.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand of $159.0 million as of August 2, 2014, cash flows from operations, and borrowings under debt facilities, which consist of a $350.0 million credit facility and $375.0 million in senior notes. The credit facility, which matures in November 2015, allows for up to $250.0 million of outstanding letters of credit. The credit facility charges interest based upon certain Company financial ratios and the interest spread was calculated at August 2, 2014 using LIBOR plus 125 basis points, or 1.41%. The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios.

The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and last four quarters of rent expense multiplied by a factor of eight, by the last four quarters of pre-tax income plus net interest expense, rent expense, and non-cash items, such as depreciation, amortization, and impairment expense. At August 2, 2014, the maximum leverage ratio allowed under the credit facility was 4.0, and the calculated leverage ratio was 1.98. The Company was in compliance with all covenants as of August 2, 2014 and expects to remain in compliance with all debt covenants for the next twelve months and foreseeable future. As of August 2, 2014, the Company had $14.3 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $335.7 million.

The senior notes have restrictive covenants that are similar to the Company’s credit facility, and had the following terms as of August 2, 2014:

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

Management believes that cash on hand of $159.0 million as of August 2, 2014, cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension contributions and debt service requirements for the next twelve months and foreseeable future.

Net cash provided by operating activities was $112.6 million for the six months ended August 2, 2014 compared to $113.9 million for the same period in fiscal year 2014. The slight decrease in cash flows from operating activities for the six months ended August 2, 2014 was principally due to a $49.0 million decrease in inventory, net of merchandise payables, partially offset by a $25.0 million decrease in pension contributions, an $11.8 million decrease in accrued income taxes, and an $8.1 million increase in depreciation expense.

Net cash used by investing activities was $111.5 million for the six months ended August 2, 2014 compared to $103.3 million for the same period in fiscal year 2014. The increase in cash used by investing activities was due to an $8.9 million increase in capital expenditures in the first six months of fiscal year 2015 compared to the same period in fiscal year 2014.

Net cash used by financing activities was $137.5 million for the six months ended August 2, 2014 compared to $113.3 million for the same period in fiscal year 2014. The increase in cash used by financing activities was primarily due to a $33.0 million increase in dividends paid in the first three months of fiscal year 2015 compared to the same period in fiscal year 2014, as the regular dividend normally paid in April following the end of the fiscal year was accelerated in the prior year and paid in fiscal year 2013. This was partially offset by a $7.6 million decrease in the shares redeemed during the tender offer finalized in May 2014 versus the May 2013 tender offer.

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

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40),” which requires disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance will be effective at the beginning of fiscal year 2018, and the Company does not expect the adoption to have an impact on the condensed consolidated financial statements or related disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which implements a five step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective at the beginning of fiscal year 2018, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact that the adoption will have on the condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three and six months ended August 2, 2014 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

BELK, INC.

Dated: September 9, 2014	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and
Corporate Secretary
(Authorized Officer of the Registrant)

	By:	/s/ Adam M. Orvos
Adam M. Orvos
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)