Form 10-Q
period 2014-11-01
BELK INC
filed 2014-12-09
CIK 1051771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 1, 2014

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

At December 2, 2014, the registrant had issued and outstanding 38,323,701 shares of class A common stock and 940,702 shares of class B common stock.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Revenues	$859,474	$860,743	$2,721,069	$2,716,035
Cost of goods sold (including occupancy, distribution and buying expenses)	598,755	589,722	1,849,799	1,836,855
Selling, general and administrative expenses	261,968	254,766	773,480	748,835
Gain on sale of property and equipment	909	559	2,649	1,372
Asset impairment and exit costs	445	1,831	1,343	3,526

Operating income (loss)	(785)	14,983	99,096	128,191
Interest expense, net	(11,408)	(10,681)	(34,649)	(32,562)

Income (loss) before income taxes	(12,193)	4,302	64,447	95,629
Income tax expense (benefit)	(3,962)	742	22,752	33,357

Net income (loss)	$(8,231)	$3,560	$41,695	$62,272

Basic net income (loss) per share	$(0.21)	$0.09	$1.04	$1.49

Diluted net income (loss) per share	$(0.21)	$0.09	$1.04	$1.48

Weighted average shares outstanding:
Basic	39,264,403	40,990,916	39,991,506	41,724,596
Diluted	39,264,403	41,195,708	40,059,296	41,996,697

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Net income (loss)	$(8,231)	$3,560	$41,695	$62,272
Other comprehensive income:
Defined benefit plan adjustments, net of $992 and $2,976 income taxes for the three and nine months ended November 1, 2014, respectively and $1,224 and $3,672 income taxes for the three and nine months ended November 2, 2013, respectively.	1,672	2,062	5,016	6,186

Total other comprehensive income	1,672	2,062	5,016	6,186

Total comprehensive income (loss)	$(6,559)	$5,622	$46,711	$68,458

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

	November 1, 2014	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$57,552	$295,334
Accounts receivable, net	28,761	55,340
Merchandise inventory	1,317,065	987,778
Prepaid income taxes, expenses and other current assets	49,518	28,964

Total current assets	1,452,896	1,367,416
Property and equipment, net of accumulated depreciation and amortization of $1,540,153 and $1,487,140 as of November 1, 2014 and February 1, 2014, respectively.	1,273,550	1,158,066
Other assets	49,969	39,156

Total assets	$2,776,415	$2,564,638

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$537,171	$291,948
Accrued liabilities	261,964	239,658
Accrued income taxes	—	13,652
Deferred income taxes	33,831	33,422
Current installments of long-term debt and capital lease obligations	108,404	8,084

Total current liabilities	941,370	586,764
Deferred income taxes	24,759	16,613
Long-term debt and capital lease obligations, excluding current installments	320,174	385,673
Retirement obligations and other noncurrent liabilities	206,392	217,343

Total liabilities	1,492,695	1,206,393

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 39.3 and 41.0 million shares issued and outstanding as of November 1, 2014 and February 1, 2014, respectively.	393	410
Paid-in capital	90,107	178,362
Retained earnings	1,324,527	1,315,796
Accumulated other comprehensive loss	(131,307)	(136,323)

Total stockholders’ equity	1,283,720	1,358,245

Total liabilities and stockholders’ equity	$2,776,415	$2,564,638

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at February 1, 2014	40,991	$410	$178,362	$1,315,796	$(136,323)	$1,358,245
Net income	—	—	—	41,695	—	41,695
Other comprehensive income	—	—	—	—	5,016	5,016
Cash dividends	—	—	—	(32,964)	—	(32,964)
Issuance of stock-based compensation	—	—	934	—	—	934
Stock-based compensation expense	—	—	4,116	—	—	4,116
Common stock issued	234	2	1,000	—	—	1,002
Repurchase and retirement of common stock	(1,961)	(19)	(94,305)	—	—	(94,324)

Balance at November 1, 2014	39,264	$393	$90,107	$1,324,527	$(131,307)	$1,283,720

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	November 1,	November 2,
	2014	2013
Cash flows from operating activities:
Net income	$41,695	$62,272
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and exit costs	1,343	3,526
Deferred income tax expense	6,566	10,618
Depreciation and amortization expense	113,293	99,989
Stock-based compensation expense	3,354	9,105
(Gain) loss on sale of property and equipment	(677)	600
Amortization of deferred gain on sale and leaseback	(1,972)	(1,972)
Amortization of deferred debt issuance costs	437	623
(Increase) decrease in:
Accounts receivable, net	26,579	3,731
Merchandise inventory	(329,287)	(284,739)
Prepaid income taxes, expenses and other assets	(32,134)	(20,728)
Increase (decrease) in:
Accounts payable and accrued liabilities	258,544	210,239
Accrued income taxes	(13,652)	(22,334)
Retirement obligations and other liabilities	(210)	(24,677)

Net cash provided by operating activities	73,879	46,253

Cash flows from investing activities:
Purchases of property and equipment	(173,618)	(176,215)
Proceeds from sales of property and equipment	3,038	104

Net cash used by investing activities	(170,580)	(176,111)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(6,450)	(6,376)
Repurchase and retirement of common stock	(94,324)	(101,911)
Dividends paid	(32,964)	—
Stock compensation tax benefit	357	1,644
Cash paid for withholding taxes in lieu of stock-based compensation shares	(6,349)	(8,970)
Deferred financing costs	(1,351)	—

Net cash used by financing activities	(141,081)	(115,613)

Net decrease in cash and cash equivalents	(237,782)	(245,471)
Cash and cash equivalents at beginning of period	295,334	269,177

Cash and cash equivalents at end of period	$57,552	$23,706

Supplemental disclosures of cash flow information:
Income taxes paid	$47,870	$48,437
Interest paid, net of capitalized interest	18,286	18,527
Supplemental schedule of noncash activities:
Increase in property and equipment through accrued purchases	$14,704	$14,502
Increase in property and equipment through assumption of capital leases	23,128	844
Increase in assets through financing obligations	18,141	—

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three and nine months ended November 1, 2014 may not be indicative of the operating results that may be expected for the full fiscal year.

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

(3) Accumulated Other Comprehensive Loss

As of November 1, 2014 and February 1, 2014, the accumulated other comprehensive loss for defined benefit plans was $131.3 million and $136.3 million, respectively. These amounts are net of income taxes of $79.3 million and $82.3 million at November 1, 2014 and February 1, 2014, respectively.

For the three months ended November 1, 2014 and November 2, 2013, the Company reclassified $1.7 million and $2.1 million of amortization of defined benefit plan liabilities to selling, general and administrative expenses on the condensed consolidated statements of income, respectively. These amounts are net of income taxes of $1.0 million and $1.2 million at November 1, 2014 and November 2, 2013, respectively.

For the nine months ended November 1, 2014 and November 2, 2013, the Company reclassified $5.0 million and $6.2 million of amortization of defined benefit plan liabilities to selling, general and administrative expenses on the condensed consolidated statements of income, respectively. These amounts are net of income taxes of $3.0 million and $3.7 million at November 1, 2014 and November 2, 2013, respectively.

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

As of November 1, 2014 and February 1, 2014, the Company held company-owned life insurance measured at fair value on a recurring basis of $39.3 million and $27.3 million, respectively. These amounts are presented net of loans that are secured by some of these policies of $153.7 million and $157.9 million at November 1, 2014 and February 1, 2014, respectively. Total gross company-owned life insurance assets were $193.0 million and $185.2 million at November 1, 2014 and February 1, 2014, respectively.

Certain long-lived assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to long-lived assets are determined using expected future cash flow analyses. The Company estimates future cash flows based on historical experience and its expectation of future performance. The analyses use discounted cash flows and take into consideration any anticipated salvage value or sales price for the store. The analyses also assume available option periods through 20 years unless there is a real estate related event which would either increase or decrease the time period. The Company classifies these measurements as Level 3. There were no significant impairments of long-lived assets for the nine months ended November 1, 2014. During the nine months ended November 2, 2013, the Company recorded $2.4 million in impairment charges to adjust a retail location’s net book value to fair market value.

As of November 1, 2014 and February 1, 2014, the fair value of fixed rate long-term debt, including the current portion and excluding capitalized leases, was $398.3 million and $393.1 million, respectively. The Company classifies these measurements as Level 2. The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered for debt of the same remaining maturities and credit ratings. The total carrying value of long-term debt, including the current portion and excluding capitalized leases, was $375.0 million as of November 1, 2014 and February 1, 2014.

(5) Borrowings

On October 22, 2014, the Company refinanced its credit facility. Under the new credit facility, the Company increased the revolving line of credit to $500.0 million maturing in October 2019. The refinanced credit facility allows for up to $100.0 million of outstanding letters of credit. The new credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, by pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. The maximum leverage ratio of 4:1 remains the same as under the previous facility. At the Company’s discretion, amounts outstanding under the credit facility bear interest based on either (1) current LIBOR plus the applicable spread which ranges from 0.875% to 1.75%, or (2) the greater of the prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.0% (the “Base Rate”), plus the applicable spread which ranges from 0.0% to 0.75%. The current applicable rate of 1.125% is based upon the calculated leverage ratio of 2.07 as of November 1, 2014. Previous dividend, share repurchase, and acquisition limitations were removed and changed under the new credit facility to pro forma covenant compliance. Pro forma covenant compliance would be reflective of the covenant calculations after giving effect for the applicable transaction. The Company was in compliance with all covenants at the end of third quarter fiscal year 2015 and does not anticipate non-compliance with any debt covenants for the next 12 months and foreseeable future.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2014, the $100.0 million, 5.31% fixed rate senior note became due within twelve months and was reclassified from long-term to short-term debt on the condensed consolidated balance sheet as of August 2, 2014.

(6) Income Taxes

Income tax benefit for the three months ended November 1, 2014 was $4.0 million, or 32.5% of pre-tax loss, compared to an income tax expense of $0.7 million, or 17.2% of pre-tax income, for the three months ended November 2, 2013. The decrease in income tax expense was due to a pre-tax loss for the three months ended November 1, 2014 compared to pre-tax income for the three months ended November 2, 2013. The increase in the income tax rate was primarily a result of the expiration of state related statute of limitations that reduced the accrual for uncertain tax reserves during fiscal year 2014.

Income tax expense for the nine months ended November 1, 2014 was $22.8 million, or 35.3% of pre-tax income, compared to $33.4 million, or 34.9% of pre-tax income, for the nine months ended November 2, 2013. The decrease in income tax expense was due primarily to the decrease in net income before income taxes for the nine months ended November 1, 2014. The increase in the income tax rate was primarily a result of an extension of state related statute of limitations regarding the uncertain tax reserves, offset by higher non-taxable corporate owned life insurance income.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	November 1,	November 2,	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013	2014	2013
			(in thousands)
Service cost	$—	$—	$39	$41	$19	$30
Interest cost	5,986	5,691	133	129	206	228
Expected return on plan assets	(7,530)	(7,138)	—	—	—	—
Amortization of net loss (gain)	2,547	3,123	127	132	(10)	31

Net periodic benefit expense	$1,003	$1,676	$299	$302	$215	$289

	Nine Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	November 1,	November 2,	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013	2014	2013
			(in thousands)
Service cost	$—	$—	$117	$123	$57	$90
Interest cost	17,958	17,073	399	387	618	684
Expected return on plan assets	(22,590)	(21,414)	—	—	—	—
Amortization of net loss (gain)	7,641	9,369	381	396	(30)	93

Net periodic benefit expense	$3,009	$5,028	$897	$906	$645	$867

The Company does not expect to make contributions to the Pension Plan during fiscal year 2015. During the three and nine months ended November 2, 2013, the Company made a discretionary contribution to its Pension Plan of $25.0 million.

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

The reconciliation of basic and diluted shares for the three and nine months ended November 1, 2014 and November 2, 2013, are as follows:

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Basic Shares	39,264,403	40,990,916	39,991,506	41,724,596
Dilutive contingently-issuable non-vested share awards	—	204,461	67,409	271,770
Dilutive contingently-issuable vested share awards	—	331	381	331

Diluted Shares	39,264,403	41,195,708	40,059,296	41,996,697

For the three months ended November 1, 2014, the Company had a net loss from operations; therefore, the inclusion of contingently-issuable vested and non-vested share awards would have an anti-dilutive effect on the Company’s calculation of diluted loss per share. Accordingly, the diluted loss per share equals basic loss per share for this period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the nation’s largest family owned and operated department store business in the United States, with 300 stores in 16 states, as of November 1, 2014. With stores located primarily in the southern United States and with a growing eCommerce business on its belk.com website, the Company generated revenues of $4.0 billion for the fiscal year 2014, and together with its predecessors, has been successfully operating department stores since 1888. Belk is committed to providing its customers a compelling shopping experience and merchandise that reflects “Modern. Southern. Style.”

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

The Company’s revenues decreased by 0.1% in the third quarter of fiscal year 2015 to $859.5 million. Comparable store revenues decreased 0.8% primarily as a result of general economic conditions, where a soft sales environment persisted throughout the quarter. Our eCommerce revenues increased by $18.9 million, or 46.3%, and contributed to comparable store revenues by 2.4% for the period. The Company calculates comparable store revenue as sales from stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Stores undergoing remodeling, expansion or relocation remain in the comparable store revenue calculation. Definitions and calculations of comparable store revenue differ among companies in the retail industry.

Operating income decreased to an operating loss of $0.8 million in the third quarter of fiscal year 2015 compared to operating income of $15.0 million during the same period in fiscal year 2014. Net income decreased to a net loss of $8.2 million, or $0.21 per basic and diluted share, in the third quarter of fiscal year 2015 compared to net income of $3.6 million, or $0.09 per basic and diluted share, during the same period in fiscal year 2014.

The Company’s revenues increased by 0.2% for the first nine months of fiscal year 2015 to $2,721.1 million. Comparable store revenues decreased 0.1%. Our eCommerce revenues increased by $50.7 million, or 44.0%, and contributed to comparable store revenues by 2.0% for the period. Operating income decreased to $99.1 million for the first nine months of fiscal year 2015 from $128.2 million during the same period in fiscal year 2014. Net income decreased to $41.7 million, or $1.04 per basic and diluted share, for the first nine months of fiscal year 2015, compared to $62.3 million, or $1.49 per basic share and $1.48 per diluted share, during the same period in fiscal year 2014.

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

The Company has focused its growth strategy on expanding its online capabilities and real estate growth, including new stores, expanding and remodeling existing stores, and developing new merchandising concepts in targeted demand centers. In addition, in April 2013 the Company announced a strategy to expand the number of Belk flagship locations. Belk currently operates 21 flagship stores that meet certain standards based on size, sales volume, location, premium brand assortments and Belk brand image. Under this strategy, the Company plans to increase the number of flagship stores over the next five years through expansions and remodels of existing stores, enhancement of premium brand offerings in existing stores, and opening new stores that meet the flagship store criteria.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s unaudited condensed consolidated statements of income, as well as a period comparison of changes in comparable store revenues.

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (including occupancy, distribution and buying expenses)	69.7	68.5	68.0	67.6
Selling, general and administrative expenses	30.5	29.6	28.4	27.6
Gain on sale of property and equipment	0.1	0.1	0.1	0.1
Asset impairment and exit costs	—	0.2	—	0.1
Operating income (loss)	(0.1)	1.7	3.6	4.7
Interest expense, net	1.3	1.2	1.3	1.2
Income (loss) before income taxes	(1.4)	0.5	2.4	3.5
Income tax expense (benefit)	(0.5)	0.1	0.8	1.2
Net income (loss)	(1.0)	0.4	1.5	2.3
Comparable store net revenue increase (decrease)	(0.8)	3.5	(0.1)	4.0

Revenues

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no significant changes for the periods as reflected in the table below.

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
Merchandise Areas	2014	2013	2014	2013
Women’s	34%	33%	35%	35%
Cosmetics, Shoes and Accessories	34	34	33	33
Men’s	16	16	17	17
Home	8	9	8	8
Children’s	8	8	7	7

Total	100%	100%	100%	100%

Comparison of the Three and Nine Months Ended November 1, 2014 and November 2, 2013

Revenues. The Company’s revenues for the three months ended November 1, 2014 decreased 0.1%, or $1.3 million, to $859.5 million from $860.7 million during the same period in fiscal year 2014. The decrease is primarily attributable to a 0.8% decrease in comparable store revenues and a $1.0 million decrease from closed stores, partially offset by a $6.9 million increase in revenues from new stores. The decrease in comparable store revenues was generally the result of general economic conditions, where a soft sales environment persisted throughout the period. The number of units sold and average unit selling price were flat compared to the prior year. Merchandise categories achieving the highest growth rate included men’s sportswear and active wear, while home and ladies’ shoes performed below last year’s levels.

The Company’s revenues for the nine months ended November 1, 2014 increased 0.2%, or $5.0 million, to $2,721.1 million from $2,716.0 million during the same period in fiscal year 2014. The increase is primarily attributable to a $19.6 million increase from new stores, partially offset by a $10.8 million decrease in revenues from closed stores and a 0.1% million decrease in comparable store revenues. The decrease in comparable store revenues was generally the result of general economic conditions, where a soft sales environment persisted throughout the period. The number of units sold and average unit selling price were flat compared to the prior year. Merchandise categories achieving the highest growth rate included active wear, women’s suits and juniors apparel, while home and ladies’ shoes performed below last year’s level.

Cost of goods sold. Cost of goods sold was $598.8 million, or 69.7% of revenues, for the three months ended November 1, 2014 compared to $589.7 million, or 68.5% of revenues, for the same period in fiscal year 2014. The increase in cost of goods sold as a percentage of revenues was primarily attributable to higher markdown activity, and increased shipping and handling and fulfillment center costs associated with the 46.3% increase in eCommerce sales.

Cost of goods sold was $1,849.8 million, or 68.0% of revenues, for the nine months ended November 1, 2014 compared to $1,836.9 million, or 67.6% of revenues, for the same period in fiscal year 2014. The slight increase in cost of goods sold as a percentage of revenues was primarily attributable to higher initial markup on our goods, offset by higher markdown activity and by increased shipping and handling and fulfillment center costs associated with the 44.0% increase in eCommerce sales.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $262.0 million, or 30.5% of revenues, for the three months ended November 1, 2014, compared to $254.8 million, or 29.6% of revenues, for the same period in fiscal year 2014. The increase in SG&A expense of $7.2 million was substantially due to our investments in key strategic initiatives, including enhancements to our e-commerce platform to support our continued growth in e-commerce, as well as increased depreciation expense resulting from recent merchandising system implementations. The investments in key strategic initiatives and the increased depreciation expense also increased SG&A as a percentage of revenues.

SG&A expenses were $773.5 million, or 28.4% of revenues for the nine months ended November 1, 2014, compared to $748.8 million, or 27.6% of revenues for the same period in fiscal year 2014. The increase in SG&A expenses was substantially due to our investments in key strategic initiatives, including enhancements to our e-commerce platform to support our continued growth in e-commerce, as well as increased depreciation expense resulting from recent merchandising system implementations. The investments in key strategic initiatives and the increased depreciation expense also increased SG&A as a percentage of revenues.

Income tax expense (benefit). Income tax benefit for the three months ended November 1, 2014 was $4.0 million, or 32.5% of pre-tax income, compared to an income tax expense of $0.7 million, or 17.2% of pre-tax income, for the three months ended November 2, 2013. The decrease in income tax expense was due to a pre-tax loss for the three months ended November 1, 2014 compared to pre-tax income for the three months ended November 2, 2013. The increase in the income tax rate was primarily a result of the expiration of state related statute of limitations that reduced the accrual for uncertain tax reserves during fiscal year 2014.

Income tax expense for the nine months ended November 1, 2014 was $22.8 million, or 35.3% of pre-tax income, compared to $33.4 million, or 34.9% of pre-tax income, for the nine months ended November 2, 2013. The decrease in income tax expense was due primarily to the decrease in net income before income taxes for the nine months ended November 1, 2014. The increase in the income tax rate was primarily a result of an extension of state related statute of limitations regarding the uncertain tax reserves, offset by higher non-taxable corporate owned life insurance income.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand of $57.6 million as of November 1, 2014, cash flows from operations, and borrowings under debt facilities, which consist of a $500.0 million credit facility and $375.0 million in senior notes. The credit facility, which was refinanced on October 22, 2014 and matures in October 2019, allows for up to $100.0 million of outstanding letters of credit. As of November 1, 2014, the Company had $14.0 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $486.0 million.

The new credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, by pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. The maximum leverage ratio of 4:1 remains the same as under the precious facility. At the Company’s discretion, amounts outstanding under the credit facility bear interest based on either (1) current LIBOR plus the applicable spread which ranges from 0.875% to 1.75%, or (2) the greater of the prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.0% (the “Base Rate”), plus the applicable spread which ranges from 0.0% to 0.75%. The current applicable rate of 1.125% is based upon the calculated leverage ratio of 2.07 as of November 1, 2014. Previous dividend, share repurchase, and acquisition limitations were removed and changed under the new credit facility to pro forma covenant compliance. Pro forma covenant compliance would be reflective of the covenant calculations after giving effect for the applicable transaction. The Company was in compliance with all covenants as of November 1, 2014 and expects to remain in compliance with all debt covenants for the next twelve months and foreseeable future.

The senior notes have restrictive covenants that are similar to the Company’s credit facility, and had the following terms as of November 1, 2014:

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

Management believes that cash on hand of $57.6 million as of November 1, 2014, cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension contributions and debt service requirements for the next twelve months and foreseeable future.

Net cash provided by operating activities was $73.9 million for the nine months ended November 1, 2014 compared to $46.3 million for the same period in fiscal year 2014. The increase in cash flows from operating activities for the nine months ended November 1, 2014 was principally due to a $25.0 million decrease in pension contributions and a $22.8 million decrease in accounts receivable, offset by a $20.6 million decrease in net income.

Net cash used by investing activities was $170.6 million for the nine months ended November 1, 2014 compared to $176.1 million for the same period in fiscal year 2014. The decrease in cash used by investing activities was due to a $2.6 million decrease in capital expenditures and a $2.9 million increase in proceeds from the sale of property in the first nine months of fiscal year 2015 compared to the same period in fiscal year 2014.

Net cash used by financing activities was $141.1 million for the nine months ended November 1, 2014 compared to $115.6 million for the same period in fiscal year 2014. The increase in cash used by financing activities was primarily due to a $33.0 million increase in dividends paid in the first three months of fiscal year 2015 compared to the same period in fiscal year 2014, as the regular dividend normally paid in April following the end of the fiscal year was accelerated in the prior year and paid in fiscal year 2013. This was partially offset by a $7.6 million decrease in the shares redeemed during the tender offer finalized in May 2014 versus the May 2013 tender offer.

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

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40),” which requires disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance will be effective at the beginning of fiscal year 2018, and the Company does not expect the adoption to have an impact on the condensed consolidated financial statements or related disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which implements a five step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective at the beginning of fiscal year 2018, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact that the adoption will have on the condensed consolidated financial statements and related disclosures but does not believe it will have a material impact. The Company has not yet selected a transition method.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three and nine months ended November 1, 2014 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

10.1

Fourth Amended and Restated Credit Agreement, dated as of October 22, 2014, among Belk, Inc. as the Borrower (and the Borrower Parties, as defined); the lenders who are or may become a party to this Agreement, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent for the Lenders, and Bank of America, N.A. and Branch Banking and Trust Company, as Co-Syndication Agents, and PNC Bank, National Association, Regions Bank and U.S. Bank National Association, as Documentation Agents (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 28, 2014).

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

BELK, INC.

Dated: December 9, 2014	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and
Corporate Secretary
(Authorized Officer of the Registrant)

	By:	/s/ Adam M. Orvos
Adam M. Orvos
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)