Form 10-K
period 2015-01-31
BELK INC
filed 2015-04-14
CIK 1051771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) as of August 2, 2014 (based on the price at which the common equity was last sold on June 5, 2014, the date closest to the last business day of the Company’s most recently completed second fiscal quarter) was $584,413,848. 39,371,245 shares of common stock were outstanding as of April 3, 2015, comprised of 38,300,291 shares of the Registrant’s Class A Common Stock, par value $0.01, and 1,070,954 shares of the Registrant’s Class B Common Stock, par value $0.01.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2015 are incorporated herein by reference in Part III.

BELK, INC.

i

PART I

Item 1.	Business

General

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the nation’s largest family owned and operated department store business in the United States, with 297 stores in 16 states, as of the fiscal year ended January 31, 2015. With stores located primarily in the southern United States and with a growing eCommerce business on its belk.com website, the Company generated revenues of $4.1 billion for the fiscal year 2015, and together with its predecessors, has been successfully operating department stores since 1888. Belk is committed to providing its customers a compelling shopping experience and merchandise that reflects “Modern. Southern. Style.”

The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to each January 31st. The fiscal year end dates and number of weeks in fiscal years 2013 – 2016 are reflected in the table below.

Fiscal Year	End Date	Weeks
2016	January 30, 2016	52
2015	January 31, 2015	52
2014	February 1, 2014	52
2013	February 2, 2013	53

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

Strategic Investments

Belk has invested over $600 million in key strategic initiatives over the last three fiscal years. Belk intends to invest approximately $450 million, the majority of which will be capital expenditures, over the three-year period beginning in fiscal year 2016 on these key strategic initiatives. Based on our current plan, approximately $230 million will be focused on our comprehensive Omnichannel initiative, $110 million on creating compelling shopping environments through new stores, expansions, remodels, and an expanded flagship strategy, $45 million on information technology that delivers new business capabilities, and $65 million on supply chain initiatives that align distribution capabilities to support our Omnichannel initiative.

Growth Strategy

The Company has focused its growth strategy on new stores, expanding and remodeling existing stores, developing new merchandising concepts in targeted demand centers, and expanding its online capabilities. In addition, the Company continues to expand the number of Belk flagship locations and, as of the 2015 fiscal year end, operates 21 flagship stores that meet certain standards based on size, sales volume, location, premium brand assortments and Belk brand image.

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

In fiscal year 2015, the Company completed major remodel projects in two stores, opened two stores in new markets, opened two new stores as replacements for existing stores, and completed expansions of three stores. The new stores and store expansions include:

New Stores

Location	Size (Selling Sq. Ft.)	Opening Date	New or Existing Market
High Point, NC	67,809	3/12/14	Existing
Dallas, TX	142,123	4/9/14	New
Denham Springs, LA	67,414	10/15/14	New
Huntsville, AL	147,327	10/15/14	Existing

Store Expansions

Location	Expanded Size (Selling Sq. Ft)	Completion Date
Mt. Pleasant, SC (Town Center)	117,605	10/15/14
Greensboro, NC (Friendly)	141,613	10/15/14
Corbin, KY (Trademart Shopping Center)	50,143	11/4/14

In fiscal year 2016, the Company plans to open two new stores as replacements of existing stores and to complete three store expansions (including one existing and one new flagship store) and two remodels.

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

Belk stores and belk.com offer large assortments of many national brands. The Company has enjoyed excellent long-term relationships with many top apparel and cosmetics suppliers and is often the sole distributor of desirable apparel, accessories and cosmetic lines in its markets. Belk stores and belk.com also offer exclusive private brands in selected merchandise categories that are designed and manufactured to provide compelling fashion assortments that meet customers’ needs and set Belk apart from competitors through their styling, quality and price. The Company’s private brands include MADE Cam Newton, CYNTHIA Cynthia Rowley, Crown and Ivy, Chip & Pepper® California, ND-New Directions, ND Weekend, Kim Rogers, J. Khaki, Pro Tour, SB Tech, Ocean & Coast, Saddlebred 1888, Red Camel, Nursery Rhyme, Belk Silverworks, Be Inspired, Biltmore™, Home Accents and Cook’s Tools.

The Company operates its own fine jewelry business with buying and administrative offices at the corporate office in Charlotte and a state of the art repair and distribution center located in Ridgeland, Mississippi. The shops offer expanded assortments of high quality diamond jewelry, rubies, emeralds and other fine gemstones, and top brands of fine watches and jewelry. During fiscal year 2015, the Company opened six new fine jewelry shops and was operating 160 fine jewelry shops in its stores under the “Belk and Co. Fine Jewelers” name as of the fiscal year end. Belk and Co. Fine Jewelers merchandise is also sold on belk.com.

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

During fiscal year 2012, the Company became the title sponsor of the annual Belk Bowl college football game held at Bank of America Stadium in Charlotte, NC. The game is televised nationally on ESPN and provides a vehicle for the Company to market the Belk brand beyond its geographic footprint. In the fourth quarter of fiscal year 2014, Belk announced an agreement with the Charlotte Sports Foundation that, starting in 2014, brought a Southeastern Conference team to the Belk Bowl to face an Atlantic Coast Conference opponent. The first game of the series between Georgia and Louisville achieved the highest television viewing rating in Belk Bowl history and was the eighth most watched bowl game of the season, including the new college playoff games. Belk also announced that it signed on as a founding sponsor of the Southeastern Conference Network, which launched in August of fiscal year 2015 with 94 million subscribers.

In fiscal year 2016, the Company’s latest marketing campaign – The Road South – will showcase the best of modern, Southern fashion, music and college athletics. Customers will be invited to travel on The Road South to major fashion, music and sporting events, such as Charleston Fashion Week, the Country Music Festival in Nashville, and SEC Championship events in Atlanta, Birmingham and Nashville. The 12-month campaign will include the return of the Belk Southern Designer Showcase and the second annual Belk Southern Musicians Showcase, and will encompass special sweepstakes and various types of promotional media and major social media and online components.

Omnichannel

The Company has undertaken a multi-year Omnichannel initiative designed to address customers’ rapidly-changing shopping preferences and service expectations by creating a consistent, compelling and seamless shopping experience in stores and online. In fiscal year 2015, the Company expanded its “Yes, We Have It!” program consisting of an item locator initiative, which generates incremental demand by enabling customers to order inventory not available in a particular location, and a store fulfillment initiative, which allows certain stores to function as supplemental fulfillment centers. Store fulfillment efforts expanded from 17 to 48 store locations that filled both item locator and belk.com orders, and more than 17% of belk.com sales were fulfilled by stores. The Company plans to further expand both its item locator and store fulfillment efforts in fiscal year 2016.

The Company also made significant investments in fiscal year 2015 to improve the stability and performance of its belk.com website and began the planning for a new digital commerce platform with enhanced order management capabilities to replace the current website. Other Omnichannel programs in development include a digital store initiative to upgrade store technology, customer Wi-Fi, new PIN pads, a new touch-screen point-of-sale platform with belk.com access at the register, and the use of both fixed registers and mobile devices to process in-store customer transactions. In fiscal year 2015, new store technology was piloted in 10 stores, and the Company plans to deploy an additional 11 test stores in fiscal year 2016.

eCommerce

The Company continues to make significant investments in its growing eCommerce business and to expand the capabilities of its belk.com website, which features a wide assortment of fashion apparel, accessories, shoes and cosmetics, plus home and gift merchandise. Many leading national brands are offered at belk.com along with the Company’s exclusive private brands. The website also provides information about the Company, including its history, career opportunities, community involvement, diversity and sustainability initiatives, a Company media room, links to its Securities and Exchange Commission (“SEC”) filings, and more. The Company’s mobile website and mobile apps for smartphones and tablet devices make it easy and convenient for customers to connect and shop with Belk online and increase customer engagement.

In fiscal year 2015, the Company continued to grow and enhance its eCommerce business and belk.com website with systems improvements, expansion of merchandise assortments, added investments to enhance the customer’s mobile experience, increased multimedia and mobile marketing, and implementation of ongoing social media and community engagement strategies.

Gift Cards

The Company’s gift card program provides a convenient option for customer gift-giving and enables stores to issue electronic credits to customers in lieu of cash refunds for merchandise returned without sales receipts. Several types of gift cards are available, each featuring a distinctive design and appeal. Belk gift cards can be redeemed in stores and for purchases made on belk.com. The Company offers Belk gift cards for sale outside of its stores, mainly in select grocery store outlets through third parties.

Salons and Spas

As of the end of fiscal year 2015, the Company owned and operated salons and spas in 18 Belk locations that specialize in the latest trends in hair, spa and relaxation services. The salons and spas offer assortments of top brand name beauty products, including Aveda, Bumble and Bumble, Redken and Pureology. The spas offer massage therapy, full skincare, manicure and pedicure services, and specialized body treatments. Eight of the salons and spas operate under the name “Carmen! Carmen! Prestige Salon and Spa at Belk,” and the balance under the name “Belk Salon and Spa.”

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

Belk Proprietary Charge Programs

Belk seeks to generate sales growth and win customer loyalty through its Belk Rewards Card Loyalty Program. In partnership with Synchrony Bank (formerly GE Capital Retail Bank), the Company conducts ongoing marketing and promotional programs designed to recognize and reward Belk card customers, attract profitable new customers and increase sales from existing card customers. The Belk Rewards Card Loyalty Program issues certificates for discounts on future purchases to Belk Rewards Card customers based on their spending levels. The rewards program is cumulative, with no expiration of points earned, issuing a $10 certificate for every 400 points earned. Belk Rewards Card customers whose purchases total $600 or more in a calendar year qualify for a Belk Premier Rewards Card that entitles them to unlimited free gift wrapping and basic alterations, an interest-free Flex Pay Plan account and notifications of special savings and sales events. Customers who spend more than $1,500 annually at Belk qualify for a Belk Elite Rewards Card that offers additional benefits, including a specially designed black Elite credit card, free shipping for belk.com and store purchases, triple points events, a 20% off birthday shopping pass, and quarterly Pick Your Own Sale Days.

Systems and Technology

The Company continued to make substantial investments in technology and information systems during fiscal year 2015 to support sales and merchandising initiatives, reduce costs, improve core business processes and support its overall business strategy. These investments included people, processes and technology. Key systems initiatives included the optimization of core merchandise and planning systems that were deployed with the Company’s strategic merchandising and retail technology program (Project SMART). The Company plans additional investments in these solutions in fiscal year 2016 to further build upon and optimize its technology and business processes.

The Company also made significant investments in fiscal year 2015 to optimize the stability of the belk.com website and expand the merchandise fulfillment capabilities of its fulfillment centers and stores. In addition to these customer facing technologies, the Company completed deployment of a new workforce management system to more effectively align store staffing with customer traffic patterns and implemented other key systems and technology solutions, including the deployment of store based PIN pad payment devices, implementation of enhanced data security and improvement of infrastructure scaling and service capabilities across the Company. Belk expects to continue making significant investments in its information systems, Omnichannel capabilities and store technologies in fiscal year 2016.

Inventory Management and Logistics

The Company currently operates four distribution facilities that receive and process merchandise for delivery to Belk stores and belk.com customers. A 410,000 square foot distribution center in Blythewood, SC services the stores located in the northern and eastern areas of the Company’s footprint; a 174,000 square foot distribution center at the Greater Jackson Industrial Park in Byram, MS services the central and western areas; an 8,300 square foot distribution center in Ridgeland, MS services the Company’s fine jewelry operations and began fulfilling direct to consumer orders during the past fiscal year. The Jonesville, SC eCommerce fulfillment center that opened in fiscal year 2013 was expanded from 515,000 square feet to 861,000 square feet during the past fiscal year to increase its processing and storage capacity and support the Company’s growing eCommerce business. In connection with that expansion, the Company announced plans to cease operations of its 259,000 square foot eCommerce fulfillment center in Pineville, NC in August of fiscal year 2016.

Service Excellence

In fiscal year 2015, the Company completed the multi-phase rollout of its Service Excellence program aimed at improving in-store support processes such as increasing dock efficiencies and inbound freight processing, achieving customer service excellence through development of associates’ selling skills and behaviors, and implementation of a workforce management system designed to effectively align work schedules of selling associates with customer traffic and support associates with workload demands.

Strategic Sourcing

The Company’s strategic sourcing program is designed to streamline and institute best practices for its sourcing and procurement processes for non-retail goods and supplies. Strategic sourcing has become a standard business practice for the Company, with sourcing efforts continuing to yield significant savings in many areas of the business, including purchases for construction projects and fixtures, software and supplies.

Sustainability

The Company’s ongoing sustainability initiatives are aimed at fulfilling its commitment to be a good steward of the environment by eliminating waste, conserving energy, using resources more responsibly and embracing and promoting sustainable practices. Current initiatives include expanding the recycling of cardboard, hangers and plastic; increasing energy efficiency through use of LED lighting and other technology; using sustainability practices in store construction and maintenance; reducing product packaging materials; and using solar energy in company facilities. During fiscal year 2015, the Company promoted the use of reusable shopping bags and sustainably made clothing in its stores and, in partnership with vendors and local environmental groups, sponsored volunteer events to clean up beaches, rivers and waterways in select Belk communities. The Company also continued its Employee Environment giving campaign and partnered with EarthShare and the HERproject, which links multinational companies and their factories to create sustainable workplace programs that increase women’s health awareness.

Philanthropy

In fiscal year 2015, the Company and its associates, customers and vendors contributed $21.5 million to local communities. Of that amount, the Company funded $6.1 million to over 250 nonprofit organizations, with a focus on education, breast cancer research and awareness, and community strengthening. The remainder of the funding included associate, vendor and customer dollars raised in Belk-led charitable initiatives, including the semi-annual Belk Charity Sale, local United Way campaigns, the American Heart Association’s “Our Heart to Yours” campaign, and the Susan G. Komen for the Cure campaign. During fiscal year 2014, in partnership with Charlotte Radiology and Foundation for the Carolinas, Belk announced an approximate $6 million, multi-year investment in the Belk Gives on the Go Mobile Mammography Center. In fiscal year 2016, the Center will visit more than 80 Southern cities, delivering breast cancer screenings and spreading awareness across the South. As of the fiscal 2015 year end, the Center had screened more than 7,400 women.

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

Associates

As of the end of fiscal year 2015, the Company had approximately 24,350 full-time and part-time associates. Because of the seasonal nature of the retail business, the number of associates fluctuates from time to time and is highest during the holiday shopping period in November and December. The Company as a whole considers its relations with associates to be good. None of the associates of the Company are represented by unions or subject to collective bargaining agreements.

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

Economic, political and business conditions, nationally and in our market areas, are beyond our control. These factors influence our forecasts and impact actual performance. Factors include rates of economic growth, interest rates, inflation or deflation, consumer credit availability, levels of consumer debt and bankruptcies, tax rates and policy, unemployment trends, a health pandemic, catastrophic events, potential acts of terrorism and threats of such acts and other matters that influence consumer confidence and spending. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The downturn in the economy during fiscal years 2009 and 2010 and the continuing uncertain economic climate that has continued since fiscal year 2011 have affected, and will continue to affect for an undetermined period of time, consumer purchases of our merchandise. The precise future impact and duration of these economic conditions are uncertain, but they could continue to adversely impact our financial condition and results of operations.

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

Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our business, customers and employees, including credit card information. Security breaches could expose us to a risk of loss or misuse of this information and potential liability. We may not be able to anticipate or prevent rapidly evolving types of cyber-attacks. Actual or anticipated attacks may cause us to incur increasing costs including costs to deploy additional personnel and protection technologies, train employees and engage third party experts and consultants. Advances in computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Data and security breaches can also occur as a result of non-technical issues including intentional or inadvertent breaches by employees or persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

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

In fiscal year 2009, we launched a substantially updated and redesigned website that enhanced customers’ online shopping capabilities, offered expanded merchandise assortments and enabled customers to access a broader range of our information online, including current sales promotions, special events and corporate information. In fiscal year 2011, we expanded our online capabilities, increased multimedia marketing and implemented social community engagement strategies. In fiscal year 2015, we made investments to improve the stability and performance of the website and began the planning for a new digital commerce platform with enhanced order management capabilities to replace the current website. If we do not successfully meet the challenges of successfully operating and improving our website, our financial performance could be adversely affected.

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

In fiscal year 2006, we sold our proprietary credit card business to, and entered into a 10-year strategic alliance with, Synchrony Bank to operate our private label credit card business, and we extended that alliance in March 2013 for an additional 18 months ending in December 2017. Sales of merchandise and services are facilitated by these credit card operations. We receive income from Synchrony Bank relating to the credit card operations based on a variety of variables, but primarily from the amount of purchases made through the proprietary credit cards. The income we receive from this alliance and the timing of receipt of payments will vary based on changes in customers’ credit card use, and Synchrony Bank’s ability to extend credit to our customers, all of which can vary based on changes in federal and state banking and consumer protection laws and from a variety of economic, legal, social, and other factors that we cannot control.

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

We have experienced inflation from time to time in some of our merchandise costs due to increases in raw materials, fuel and labor costs. The cost of cotton, which is a key raw material in many of our products, has had the most significant increases in the past. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation and government policy, economic climates, market speculation and other unpredictable factors. Inflation has not to date had a material negative impact on our sales or profitability, but an inability to mitigate future cost increases, unless sufficiently offset with our pricing actions, might cause a decrease in our profitability; while any related pricing actions might cause a decline in our sales volume. Additionally, any decrease in the availability of raw materials could impair the ability of our suppliers to meet our production or purchasing requirements in a timely manner. Both the increased cost and lower availability of merchandise, raw materials, fuel and labor may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.

Our ownership and leasing of real estate could expose us to potential liabilities or losses.

We own or lease 312 store buildings, which subjects us to all the risks associated with owning and leasing real estate. If a store is not profitable and we make the decision to close it, we may remain committed to perform certain obligations under the lease, including the payment of rent, for the balance of the lease term. In addition, as each of the leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If an existing owned store is not profitable and we make the decision to close it, we may be required to record an impairment charge and/or exit costs associated with the closing of that store. In addition, lease or other obligations may restrict our right to cease operations of an unprofitable owned or leased store, which may cause us to continue to operate the location at a loss.

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

Our debt agreements contain certain restrictive financial covenants, which include a leverage ratio, consolidated debt to consolidated capitalization ratio and a fixed charge coverage ratio. Our failure to comply with these covenants could adversely affect capital resources, financial condition and liquidity. As of January 31, 2015, we were in compliance with our debt covenants; however, if we fail to comply with our debt covenants, we could be forced to settle outstanding debt obligations, negatively impacting cash flows, and our ability to obtain future financing.

Item 1B. Unresolved	Staff Comments

None.

Item 2.	Properties

Store Locations

As of the end of fiscal year 2015, the Company operated a total of 297 retail stores, with approximately 22.6 million selling square feet, in the following 16 states:

Alabama – 22	Louisiana – 5	Oklahoma – 3
Arkansas – 7	Maryland – 2	South Carolina – 36
Florida – 25	Mississippi – 16	Tennessee – 23
Georgia – 45	Missouri – 1	Texas – 15
Kentucky – 6	North Carolina – 67	Virginia – 20
West Virginia – 4

Belk stores are located in regional malls (139), strip shopping centers (105), “power” centers (28), “lifestyle” centers (23), and freestanding stores (2). Approximately 80% of the gross square footage of the typical Belk store is devoted to selling space to ensure maximum operating efficiencies. New and renovated stores feature the latest in retail design, including updated exteriors and interiors. The interiors are designed to create an exciting, comfortable and convenient shopping environment for customers. They include the latest lighting and merchandise fixtures, as well as quality decorative floor and wall coverings and other special decor. The store layout is designed for ease of shopping, and store signage is used to help customers identify and locate merchandise.

As of the end of fiscal year 2015, the Company owned 73 store buildings, leased 159 store buildings under operating leases and owned 80 store buildings under ground leases. The typical operating lease has an initial term of between 15 and 20 years, with four renewal periods of five years each, exercisable at the Company’s option. The typical ground lease has an initial term of 20 years, with a minimum of four renewal periods of five years each, exercisable at the Company’s option.

Non-Store Facilities

The Company also owns or leases the following distribution and fulfillment centers, division offices and headquarters facilities:

Belk Property	Location	Own/Lease
Belk, Inc. Corporate Offices (Two locations)	Charlotte, NC	Lease
Belk Central Distribution Center	Blythewood, SC	Lease
Belk Distribution Center	Byram, MS	Own
Belk, Inc. Fine Jewelry Distribution Center	Ridgeland, MS	Own
Belk, Inc. eCommerce Fulfillment Center	Jonesville, SC	Lease
Belk, Inc. eCommerce Fulfillment Center	Pineville, NC	Lease

The Jonesville, SC eCommerce fulfillment center that opened in fiscal year 2013 was expanded from 515,000 square feet to 861,000 square feet during the past fiscal year to increase its processing and storage capacity and support the Company’s growing eCommerce business. In connection with that expansion, the Company announced plans to cease operations of its 259,000 square foot eCommerce fulfillment center in Pineville, NC in August of fiscal year 2016.

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

In fiscal year 2015, there was no established public trading market for either the Belk Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) or the Belk Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”). There were limited and sporadic quotations of bid and ask prices for the Class A Common Stock and the Class B Common Stock on the Over the Counter Bulletin Board and on the OTC Market, in the OTCQB Tier, under the symbols “BLKIA” and “BLKIB,” respectively. As of April 3, 2015, there were approximately 546 holders of record of the Class A Common Stock and 278 holders of record of the Class B Common Stock.

On March 26, 2015, the Company declared a regular dividend of $0.80 on each share of Class A and Class B Common Stock outstanding on that date. On March 26, 2014, the Company declared a regular dividend of $0.80 on each share of Class A and Class B Common Stock outstanding on that date. On December 11, 2012, the Company declared a regular dividend of $0.75 and a special one-time additional dividend of $0.25 on each share of Class A and Class B Common Stock outstanding on that date. The $0.75 per share regular dividend represented an acceleration of the regular dividend normally paid in April following the end of the fiscal year. On March 28, 2012, the Company declared a regular dividend of $0.75 on each share of the Class A and Class B Common Stock outstanding on that date.

The amount of dividends paid out with respect to fiscal year 2016 and each subsequent year will be determined at the sole discretion of the Board of Directors based upon the Company’s results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. For a discussion of the Company’s debt facilities and their restrictions on dividend payments, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

There were no purchases of issuer equity securities during the fourth quarter of fiscal year 2015.

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

	Fiscal Year Ended
	January 31,	February 1,	February 2,	January 28,	January 29,
	2015	2014	2013(1)	2012	2011
	(in thousands, except per share amounts)
SELECTED STATEMENT OF INCOME DATA:
Revenues	$4,109,561	$4,038,118	$3,956,866	$3,699,592	$3,513,275
Cost of goods sold	2,770,201	2,722,766	2,636,140	2,461,515	2,353,536
Depreciation and amortization expense	154,931	137,069	122,622	122,761	140,239
Operating income	271,360	288,327	339,937	300,910	245,981
Income before income taxes	224,755	243,877	290,504	250,098	195,871
Net income	146,062	158,533	188,370	183,148	127,628
Basic net income per share	3.67	3.82	4.34	4.04	2.72
Diluted net income per share	3.66	3.79	4.31	4.02	2.71
Cash dividends per share	0.80	—	1.75	0.55	0.80

	Fiscal Year Ended
	January 31,	February 1,	February 2,	January 28,	January 29,
	2015	2014	2013(1)	2012	2011
	(in thousands, except per share amounts)
SELECTED BALANCE SHEET DATA:
Accounts receivable, net	$60,575	$55,340	$32,004	$39,431	$31,119
Merchandise inventory	959,645	987,778	1,009,687	887,029	808,503
Working capital	642,427	780,652	790,440	845,418	924,450
Total assets	2,654,491	2,564,638	2,478,626	2,514,216	2,389,631
Long-term debt and capital lease obligations	427,727	393,757	399,824	523,679	539,239
Stockholders’ equity	1,361,746	1,358,245	1,262,621	1,236,230	1,156,272
SELECTED OPERATING DATA:
Number of stores at end of period	297	299	301	303	305
Comparable store revenue increase(1)	1.5%	2.9%	6.3%	5.5%	5.1%

(1)	Fiscal year 2013 was a 53-week year. On a 53- versus 52-week basis, comparable store net revenues increased 1.7% and 7.5% in fiscal years 2014 and 2013, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the nation’s largest family owned and operated department store business in the United States, with 297 stores in 16 states, as of the fiscal year ended January 31, 2015. With stores located primarily in the southern United States and with a growing eCommerce business on its belk.com website, the Company generated revenues of $4.1 billion for the fiscal year 2015, and together with its predecessors, has been successfully operating department stores since 1888. Belk is committed to providing its customers a compelling shopping experience and merchandise that reflects “Modern. Southern. Style.”

The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to each January 31st. The comparable store net revenue increase for fiscal year 2013 discussed below is based on 52 weeks. The fiscal year end dates and number of weeks in fiscal years 2013 – 2016 are reflected in the table below.

Fiscal Year	End Date	Weeks
2016	January 30, 2016	52
2015	January 31, 2015	52
2014	February 1, 2014	52
2013	February 2, 2013	53

The Company’s total revenues increased 1.8% in fiscal year 2015 to $4.1 billion. Comparable store revenues increased 1.5% as a result of continued strong eCommerce sales and execution of the Company’s key strategic initiatives. Our eCommerce revenues increased by $83.4 million, or 43.3%, and contributed 2.1% of the 1.5% comparable store revenues for the period. The increase in revenues from comparable stores was generally the result of a 5.2% increase in holiday sales that occurred in the nine week period ending January 3, 2015. This increase was partially offset by the soft sales environment that persisted through the first nine months of fiscal year 2015. The Company calculates comparable store revenues as sales from stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Stores undergoing remodeling, expansion or relocation remain in the comparable store revenue calculation. Definitions and calculations of comparable store revenues differ among companies in the retail industry.

Operating income decreased to $271.4 million in fiscal year 2015 compared to $288.3 million in fiscal year 2014. Net income decreased to $146.1 million or $3.67 per basic share and $3.66 per diluted share in fiscal year 2015 compared to $158.5 million or $3.82 per basic share and $3.79 per diluted share in fiscal year 2014. The decrease in net income was due primarily to higher expenses associated with the Company’s investments in key strategic initiatives, such as expanded Omnichannel and eCommerce capabilities.

Management believes that consumers will remain focused on value in fiscal year 2016. The Company intends to continue to be flexible in sales and inventory planning and in expense management in order to react to changes in consumer demand. Although the Company expects that operations will be influenced by general economic conditions, including rising food, fuel and energy prices, management does not believe that inflation has had a material effect on the Company’s results of operations. However, there can be no assurance that our business will not be affected by such factors in the future.

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

The Company has focused its growth strategy on new stores, expanding and remodeling existing stores, developing new merchandising concepts in targeted demand centers, and expanding its online capabilities. In addition, the Company continues to expand the number of Belk flagship locations and, as of the 2015 fiscal year end, operates 21 flagship stores that meet certain standards based on size, sales volume, location, premium brand assortments and Belk brand image.

eCommerce

The Company continues to grow its eCommerce business and expand the capabilities of its belk.com website, which features a wide assortment of fashion apparel, accessories, shoes and cosmetics, plus home and gift merchandise. Many leading national brands are offered at belk.com, along with the Company’s exclusive private brands. The Company generated eCommerce revenues of $276.1 million, $192.7 million and $135.2 million in fiscal years 2015, 2014 and 2013, respectively. On a 52- versus 52-week basis, eCommerce revenues increased 43.3%, 44.6% and 84.0%, and contributed 2.1%, 1.5% and 1.6% to the comparable store revenue increases in fiscal years 2015, 2014 and 2013, respectively.

In fiscal year 2015, the Company continued to grow and enhance its eCommerce business and belk.com website with systems improvements, expansion of merchandise assortments, added investments to enhance the customer’s mobile experience, increased multimedia and mobile marketing, and implementation of ongoing social media and community engagement strategies.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s consolidated statements of income and other pertinent financial and operating data.

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
SELECTED FINANCIAL DATA:
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	67.4	67.4	66.6
Selling, general and administrative expenses	25.9	25.3	24.9
Gain on sale of property and equipment	0.2	0.1	0.1
Asset impairment and exit costs	0.3	0.2	—
Operating income	6.6	7.1	8.6
Interest expense	1.1	1.1	1.3
Income tax expense	1.9	2.1	2.6
Net income	3.6	3.9	4.8
SELECTED OPERATING DATA:
Selling square footage (in thousands)	22,600	22,600	22,700
Revenues per selling square foot	$182	$179	$174
Comparable store revenues increase(1)	1.5%	2.9%	6.3%
Number of stores
Opened	4	3	2
Closed	(6)	(5)	(4)
Total — end of period	297	299	301

(1)	Fiscal year 2013 was a 53-week year. On a 53- versus 52-week basis, comparable store net revenues increased 1.7% and 7.5% in fiscal years 2014 and 2013, respectively.

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

Merchandise Areas	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Women’s	33%	32%	33%
Cosmetics, Shoes and Accessories	34%	34%	34%
Men’s	17%	18%	17%
Home	9%	9%	10%
Children’s	7%	7%	6%

Total	100%	100%	100%

Comparison of Fiscal Years Ended January 31, 2015 and February 1, 2014

Revenues.    The Company’s total revenues increased 1.8%, or $71.4 million, in fiscal year 2015 to $4.1 billion. The increase was primarily attributable to an increase in revenues from comparable stores of 1.5% and a $28.8 million increase in revenues from new stores. This increase in revenues was offset by a $15.6 million decrease in revenues due to closed stores. The increase in revenues from comparable stores was generally the result of a 5.2% increase in holiday sales that occurred in the nine week period ending January 3, 2015, as our customers accepted our offerings from a style and value perspective. While our initial markup was higher, due to the soft sales environment that persisted through the first nine months of fiscal year 2015, our number of units sold were flat to prior year and markdowns increased causing our average unit selling price to only increase 1%. Merchandise categories achieving the highest growth rate included activewear; ladies contemporary, resort and bridge fashions; ladies suits; men’s sportswear; and juniors.

Cost of Goods Sold.    Cost of goods sold was $2.8 billion, or 67.4% of revenues in fiscal year 2015 compared to $2.7 billion, or 67.4% of revenues in fiscal year 2014. The increase of $47.4 million in cost of goods sold was primarily due to the increase in revenues, the increased shipping and handling and fulfillment costs associated with the 43.3% increase in eCommerce sales, and increased markdown activity due to a soft sales environment in the first nine months of the year.

Selling, General and Administrative Expenses.    Selling, general and administrative (“SG&A”) expenses were $1.1 billion, or 25.9% of revenues in fiscal year 2015, compared to $1.0 billion, or 25.3% of revenues for fiscal year 2014. The increase in SG&A expense of $41.1 million was substantially due to our investment in key strategic initiatives such as expanded Omnichannel and eCommerce capabilities. These investments also increased the SG&A rate as a percentage of revenues and was partially offset by decreased employee benefit expenses as a percentage of revenues.

Gain on property and equipment.    Gain on property and equipment was $7.3 million for fiscal year 2015 compared to $2.3 million for fiscal year 2014. During fiscal year 2015, the Company recognized a $4.0 million gain associated with the sale of a former store location and a parcel of land the Company owned, $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building located in Charlotte, NC, and a $1.0 million gain for insurance proceeds in excess of the net book value of property damaged by floods, offset by losses primarily due to the abandonment of property. During fiscal year 2014, the Company recognized $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building, offset by losses primarily due to the abandonment of property.

Asset Impairment and Exit Costs.    Asset impairment and exit costs were $11.0 million for fiscal year 2015 compared to $6.1 million for fiscal year 2014. In fiscal year 2015, the Company recorded $7.2 million in impairment charges primarily to adjust a retail location’s net book value to fair value. The Company determines fair value of its retail locations primarily based on the present value of future cash flows. The Company also recorded $3.1 million in charges for real estate holding costs primarily due to $1.7 million in dark rent for one retail location, and a $0.5 million early termination fee for another retail location. The Company recorded $0.7 million in exit costs associated with the closing of eight retail locations. In fiscal year 2014, the Company recorded $5.0 million in impairment charges primarily to adjust two retail locations’ net book value to fair value. The Company also recorded $1.1 million in charges for real estate holding costs primarily due to a $0.7 million early termination fee for one retail location and $0.3 million to relocate two retail locations.

Income tax expense.    Income tax expense for fiscal year 2015 was $78.7 million, or 35.0%, compared to $85.3 million, or 35.0%, for fiscal year 2014. The decrease in income tax expense was primarily due to the decrease in pre-tax income of $19.1 million in fiscal year 2015 compared to fiscal year 2014.

Comparison of Fiscal Years Ended February 1, 2014 and February 2, 2013

Revenues.    In fiscal year 2014, the Company’s revenues increased 2.1% or $81.3 million to $4.0 billion. The increase was primarily attributable to an increase in revenues from comparable stores of 2.9%. This increase in revenues was offset by the 53rd week revenues in the prior fiscal year of $44.4 million, and by an $11.4 million decrease in revenues due to closed stores. The increase in revenues from comparable stores was generally the result of general economic conditions and the acceptance by our customers of our merchandise offerings from both a style and value perspective. Primarily as the result of a shorter holiday selling season and a softening sales environment in the latter half of the year, the number of units sold were flat compared to fiscal year 2013. Additionally, markdowns increased as a result of the softening sales environment, which led to our average unit selling price only increasing 1% compared to fiscal year 2013. Merchandise categories achieving the highest growth rate included activewear, ladies contemporary, resort and bridge fashions, ladies suits, men’s better sportswear and clothing, and kids apparel and shoes.

Cost of Goods Sold.    Cost of goods sold was $2.7 billion, or 67.4% of revenues in fiscal year 2014 compared to $2.6 billion, or 66.6% of revenues in fiscal year 2013. The increase in cost of goods sold as a percentage of revenues was primarily attributable to the increased shipping and handling and fulfillment center costs associated with the 42.5% increase in eCommerce sales, and increased markdown activity due to a softening sales environment in the latter half of fiscal year 2014.

Selling, General and Administrative Expenses.    SG&A expenses were $1.0 billion, or 25.3% of revenues in fiscal year 2014, compared to $985.2 million, or 24.9% of revenues for fiscal year 2013. The increase in SG&A expense of $38.0 million was substantially due to our investment in key strategic initiatives. These investments also increased the SG&A rate as a percentage of revenues and was partially offset by decreased store payroll and advertising expenses as a percentage of revenues.

Gain on property and equipment.    Gain on property and equipment was $2.3 million for fiscal year 2014 compared to $4.2 million for fiscal year 2013. The fiscal year 2014 gain was primarily due to the $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building, offset by losses primarily due to the abandonment of property. The fiscal year 2013 gain was primarily due to the $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building, a $1.4 million gain associated with the sale of two former store locations and a parcel of land the Company owned, and a $1.0 million gain for insurance proceeds in excess of the net book value of property damaged by floods.

Asset Impairment and Exit Costs.    Asset impairment and exit costs were $6.1 million for fiscal year 2014 compared to $0.3 million for fiscal year 2013. In fiscal year 2014, the Company recorded $5.0 million in impairment charges primarily to adjust two retail locations’ net book values to fair value. The Company also recorded $1.1 million in charges for real estate holding costs primarily due to a $0.7 million early termination fee for one retail location and $0.3 million to relocate two retail locations. In fiscal year 2013, the Company recorded $0.7 million in rent adjustments due to space reductions at two stores, partially offset by $0.3 million in asset impairment charges primarily to adjust two retail locations’ net book values to fair value, and a $0.2 million charge for exit costs primarily associated with the closing of two stores.

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

The following table illustrates the seasonality of revenues by quarter as a percentage of the full year for the fiscal years indicated.

	2015	2014	2013
First quarter	23.2%	23.7%	23.0%
Second quarter	22.1	22.3	21.9
Third quarter	20.9	21.3	21.2
Fourth quarter	33.8	32.7	33.9

The Company’s quarterly results of operations could also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, expansions and remodels.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand of $294.4 million as of January 31, 2015, cash flows from operations, and borrowings under debt facilities, which consist of a $500.0 million credit facility and $375.0 million in senior notes. The credit facility, which was refinanced on October 22, 2014 and matures in October 2019, allows for up to $100.0 million of outstanding letters of credit. As of January 31, 2015, the Company had $14.0 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $486.0 million.

The new credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, by pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. The maximum leverage ratio of 4:1 remains the same as under the previous facility. At the Company’s discretion, amounts outstanding under the credit facility bear interest based on either (1) current LIBOR plus the applicable spread which ranges from 0.875% to 1.75%, or (2) the greater of the prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.0% (the “Base Rate”), plus the applicable spread which ranges from 0.0% to 0.75%. The current applicable spread of 1.125% is based upon the calculated leverage ratio of 1.96 as of January 31, 2015. Previous dividend, share repurchase, and acquisition limitations were removed and changed under the new credit facility to pro forma covenant compliance. Pro forma covenant compliance would be reflective of the covenant calculations after giving effect for the applicable transaction. The Company was in compliance with all covenants as of January 31, 2015 and expects to remain in compliance with all debt covenants for the next twelve months and foreseeable future.

The senior notes have restrictive covenants that are similar to the Company’s credit facility, and had the following terms as of January 31, 2015:

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

The Company may utilize derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. As of January 31, 2015, the Company did not have any interest rate swaps outstanding. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. Previous swap agreements were used to reduce the potential impact of increases in interest rates on variable rate debt.

Belk has invested over $600 million in key strategic initiatives over the last three fiscal years. Below is a breakdown of the capital expenditures associated with these initiatives.

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
	(in thousands)
Omnichannel	$36,635	$16,250	$9,373
New stores, expansions and remodels	92,976	102,964	68,290
Information technology	37,301	46,704	48,966
Supply chain	36,702	11,040	2,724

	$203,614	$176,958	$129,353

Belk intends to invest approximately $450 million, the majority of which will be capital expenditures, over the three-year period beginning in fiscal year 2016 on these key strategic initiatives. Based on our current plan, of this amount, approximately $230 million will be focused on our comprehensive Omnichannel initiative, $110 million on creating compelling shopping environments through new stores, expansions, remodels, and an expanded flagship strategy, $45 million on information technology that delivers new business capabilities, and $65 million on supply chain initiatives that align distribution capabilities to support our Omnichannel initiative.

Management believes that cash on hand of $294.4 million as of January 31, 2015, cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, key strategic initiatives and other capital expenditures, pension contributions and debt service requirements for the next twelve months and foreseeable future.

Net cash provided by operating activities was $363.9 million for fiscal year 2015 compared to $367.5 million for fiscal year 2014. The decrease in cash provided by operating activities for fiscal year 2015 was principally due to a $51.0 million increase in cash generated from inventory, net of merchandise payables and $12.5 million decrease in net income. This was offset by a $25.0 million decrease in pension contributions, an $18.1 million decrease in cash generated from accounts receivables and a $17.9 million increase in depreciation expense.

Net cash used by investing activities decreased $2.2 million to $221.4 million for fiscal year 2015 from $223.6 million for fiscal year 2014. The decrease in cash used by investing activities primarily resulted from a $9.3 million increase in proceeds from the sale of property and a $7.1 million increase in capital expenditures in fiscal year 2015 compared to fiscal year 2014.

Net cash used by financing activities increased $25.8 million to $143.5 million for fiscal year 2015 from $117.7 million for fiscal year 2014. The increase in cash used by financing activities primarily relates to a $33.0 million increase in dividends paid in fiscal year 2015 compared to the same period in fiscal year 2014, as the regular dividend normally paid in April following the end of the fiscal year was accelerated in the prior year and paid in fiscal year 2013. This was partially offset by a $7.6 million decrease in the shares redeemed during the tender offer finalized in May 2014 versus the May 2013 tender offer.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

	Payments Due by Period
	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(dollars in thousands)
Contractual Obligations
Long-Term Debt	$375,000	$100,000	$125,000	$—	$150,000
Estimated Interest Payments on Debt(a)	79,041	18,968	29,961	17,473	12,639
Capital Lease Obligations	52,727	8,736	7,512	5,542	30,937
Operating Leases(b)	522,073	74,538	130,284	99,825	217,426
Purchase Obligations(c)	85,773	59,864	18,867	6,935	107

Total Contractual Cash Obligations	$1,114,614	$262,106	$311,624	$129,775	$411,109

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Within 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(dollars in thousands)
Other Commercial Commitments
Standby Letters of Credit	$14,040	$14,040	$—	$—	$—

(a)	Interest rates used to compute estimated interest payments utilize the stated rate.

(b)	Lease payments consist of base rent only and do not include amounts for percentage rents, real estate taxes, insurance and other expenses related to those locations.

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

Obligations under the deferred compensation and postretirement benefit plans are not included in the contractual obligations table. The Company’s deferred compensation and postretirement plans are not funded in advance. Deferred compensation and other non-qualified plan payments during fiscal years 2015 and 2014 totaled $8.5 million and $8.7 million, respectively. Postretirement benefit payments totaled $1.9 million and $2.1 million during the fiscal years 2015 and 2014, respectively.

Obligations under the Company’s defined benefit pension plan are not included in the contractual obligations table. Under the current requirements of the Pension Protection Act of 2006 (“PPA”), the Company is required to fund the net pension liability over the subsequent seven years. The net pension liability under PPA is calculated based on certain assumptions at January 1 of each year that are subject to change based on economic conditions (and any regulatory changes) in the future. The Company expects to contribute sufficient amounts to the pension plan so that the PPA guidelines are met or exceeded.

As of January 31, 2015, the total uncertain tax position liability was approximately $24.8 million, including tax, penalty and interest. The Company is not able to reasonably estimate the timing of these tax related future cash flows and has excluded these liabilities from the table. At this time, the Company does not expect a material change to its gross unrecognized tax benefit during fiscal year 2016.

Also excluded from the contractual obligations table are payments the Company may make for employee medical costs and workers compensation, general liability and automobile claims.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of January 31, 2015. The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30),” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance will be effective at the beginning of fiscal year 2017, and the Company does not expect the adoption to have a material impact on the consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 255-20),” which eliminates from GAAP the concept of extraordinary items. This guidance will be effective at the beginning of fiscal year 2017, and the Company does not expect the adoption to have an impact on the consolidated financial statements or related disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40),” which requires disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance will be effective at the beginning of fiscal year 2018, and the Company does not expect the adoption to have an impact on the consolidated financial statements or related disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which implements a five step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective at the beginning of fiscal year 2018, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact that the adoption will have on the consolidated financial statements and related disclosures but does not believe it will have a material impact. The Company has not yet selected a transition method.

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

The following critical accounting policies are used in the preparation of the consolidated financial statements:

Inventory Valuation.    Inventories are valued using the lower of cost or market value, determined by the retail inventory method (“RIM”). Under RIM, inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the fiscal year purchase activity. Since the retail value of our inventory is adjusted on a regular basis to reflect current market conditions, our carrying value should approximate the lower of cost or market. RIM is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, permanent markdowns and shrinkage, which may affect the ending inventory valuation at cost as well as the corresponding charge to cost of goods sold.

Permanent markdowns designated for clearance activity are recorded when the salability of the inventory has diminished. Factors taken into consideration when making a permanent markdown decision include current and anticipated demand, customer preference, age of merchandise and fashion trends. When a decision is made to permanently markdown inventory, the resulting charge to cost of goods sold is made in the same period. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $3 million for fiscal years 2015, 2014 and 2013, respectively.

Shrinkage primarily results from adjusting the inventory records for the results of the physical inventories taken. At interim periods, shrinkage is estimated as a percentage of sales based on historical shrinkage rates. Historically, our actual physical inventory count results have shown our estimates to be reliable. Based on prior experience, we do not believe that the actual results will differ significantly from the assumptions used in these estimates. Shrinkage occurs due to theft, loss, and inaccurate records for the receipt of inventory, among other things. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies in place intended to minimize it, including interim inventories to keep the Company’s inventory records accurate.

The Company receives markdown allowances, which represent partial reimbursement of markdowns taken and/or to support the gross margins earned in connection with the sale of merchandise. Amounts are recognized as a reduction to cost of goods sold in the later of the period that the merchandise is marked down or the reimbursement is negotiated. Amounts received prior to recognizing the markdowns are recorded as a reduction to the cost of inventory. The arrangements pursuant to which the Company’s vendors provide allowances, while binding, are generally informal in nature. The terms and conditions of these arrangements vary significantly from vendor to vendor and are influenced by, among other things, the type of merchandise to be supported. Although it is highly unlikely that there will be any significant reduction in historical levels of vendor support, if such a reduction were to occur, the Company could experience higher costs of sales depending on the specific vendors involved and market conditions existing at the time.

Recoverability of Long-Lived Assets.    The carrying value of long-lived assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as historical operating losses or plans to close stores before the end of their previously estimated useful lives. Additionally, on an annual basis, the recoverability of the carrying amounts of individual stores are evaluated. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of future cash flows based upon the future highest and best use of the asset. When determining the stream of projected future cash flows associated with an individual store, management estimates future store performance, including sales growth rates, gross margin and controllable expenses, such as store payroll and supplies expense. Projected cash flows must be estimated for future periods throughout the remaining life of the property, which may be as many as 40 years in the future. The accuracy of these estimates will be impacted by a number of factors, including general economic conditions, changes in competitive landscape and our ability to effectively manage the operations of the store. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. A 10% decrease in the estimated undiscounted cash flows for the stores with indicators of impairment would not have had a material impact on our results of operations for fiscal years 2015, 2014 or 2013.

Pension and Postretirement Obligations.    The Company has a defined benefit pension plan, the Belk Pension Plan, a non-qualified defined benefit Supplemental Executive Retirement Plan, (“Old SERP”), which provides retirement and death benefits to certain qualified executives, and the Company provides postretirement medical and life insurance benefits to certain employees. The Company utilizes significant assumptions, along with the actual employee census data, in determining its periodic pension and postretirement expense and obligations that are included in the consolidated financial statements. These assumptions include determining an appropriate discount rate and long-term rate of return on plan assets (in the case of the Pension Plan).

The Company discounted its future pension and post retirement obligations using a rate of 3.50% at January 31, 2015, compared to 4.50% at February 1, 2014. The Company developed the discount rate by matching the projected future cash flows of the plan to a modeled yield curve consisting of over 500 Aa-graded, noncallable bonds, then rounded up to the nearest eighth of a point. As the discount rate is reduced or increased, the pension and post retirement obligation would increase or decrease, respectively, and future pension and post retirement expense would increase or decrease, respectively. Lowering the discount rate by 0.25% (from 3.50% to 3.25%) would increase the pension and post retirement obligation at January 31, 2015 by approximately $22 million and would increase estimated fiscal year 2016 expense by less than $1 million. Increasing the discount rate by 0.25% (from 3.50% to 3.75%) would decrease the pension and post retirement obligation at January 31, 2015 by approximately $19 million and would decrease estimated fiscal year 2016 expense by less than $1 million.

As of January 31, 2015, the Company lowered the assumed annual long-term rate of return for the Pension Plan from 6.75% to 5.75% based on expected future returns on the portfolio. The Pension Plan’s expected return assumption is based on weighted average aggregate long-term expected returns of various asset classes corresponding to the plan’s asset allocation. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plan decreases or increases, respectively. Lowering or raising the expected long-term rate of return on the Pension Plan’s assets by 0.25% would increase or decrease the estimated fiscal year 2016 pension expense by approximately $1.2 million.

Self-Insurance Reserves.    The Company is responsible for the payment of workers’ compensation, general liability and automobile claims under certain dollar limits. The Company purchases insurance for workers’ compensation, general liability and automobile claims for amounts that exceed certain dollar limits. The Company records a liability for its obligation associated with incurred losses utilizing historical claims experience, demographic and severity factors and actuarial assumptions. A change in claims frequency and severity of claims from historical experience, as well as changes in state statutes and the mix of states in which we operate, could result in a change to the required reserve levels. Changes in actuarial assumptions could also have an impact on estimated reserves. Historically, our actuarial estimates have not been materially different from actual results; however, a 10% pre-tax change in our estimate for our self-insurance liability would increase or decrease the liability by approximately $2 million as of the end of fiscal years 2015, 2014 and 2013.

The Company is responsible for the payment of medical and dental claims and records a liability for claims obligations in excess of amounts collected from associate premiums. Historical data on incurred claims along with estimated health and dental care trends are used to estimate the loss development factors to project the future development of incurred claims. Management believes that the Company’s reserves are adequate but actual claims liabilities may differ from the amounts provided, which would not impact the financial statements materially.

Income Taxes.    Income taxes are accounted for under the asset and liability method. The annual effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining annual tax expense and in evaluating tax positions. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The reserves (including the impact of the related interest and penalties) are adjusted in light of changing facts and circumstances, such as the progress of a tax audit. If the reserve for income tax exposures decreased 10%, the impact would be approximately $2 million as of fiscal years 2015, 2014, and 2013.

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

The Company is exposed to market risk from changes in interest rates on its variable rate debt. The Company has used interest rate swaps to manage the interest rate risk associated with its borrowings and to manage the Company’s allocation of fixed and variable rate debt. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged derivative instruments. The Company’s net exposure to interest rate risk is based on the difference between the outstanding variable rate debt and the notional amount of its designated interest rate swaps. On July 12, 2012, the Company paid, upon maturity, $80.0 million of its floating rate senior note, which had an associated interest rate swap with a fixed interest rate of 5.2%, designated as a cash flow hedge of variable interest payments. At January 31, 2015, the Company had no variable rate debt or interest rate swaps.

A discussion of the Company’s accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in Note 1 to the Company’s consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Belk, Inc.:

We have audited the accompanying consolidated balance sheets of Belk, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belk, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Belk, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 14, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Charlotte, North Carolina

April 14, 2015

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
Revenues	$4,109,561	$4,038,118	$3,956,866
Cost of goods sold (including occupancy, distribution and buying expenses)	2,770,201	2,722,766	2,636,140
Selling, general and administrative expenses	1,064,348	1,023,266	985,225
Gain on sale of property and equipment	7,328	2,349	4,168
Asset impairment and exit costs	10,980	6,108	(268)

Operating income	271,360	288,327	339,937
Interest expense	(46,720)	(44,604)	(49,481)
Interest income	115	154	175
Loss on extinguishment of debt	—	—	(127)

Income before income taxes	224,755	243,877	290,504
Income tax expense	78,693	85,344	102,134

Net income	$146,062	$158,533	$188,370

Basic net income per share	$3.67	$3.82	$4.34

Diluted net income per share	$3.66	$3.79	$4.31

Weighted average shares outstanding:
Basic	39,809,730	41,541,176	43,435,314
Diluted	39,912,606	41,812,750	43,712,263

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
Net income	$146,062	$158,533	$188,370
Other comprehensive income (loss):
Unrealized gain on interest rate swap, net of $740 income taxes for the fiscal year ended February 2, 2013.	—	—	945
Defined benefit plan adjustments, net of ($15,400), $18,200 and $3,794 income taxes for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively.	(26,095)	30,659	6,391

Total other comprehensive income (loss)	(26,095)	30,659	7,336

Total comprehensive income	$119,967	$189,192	$195,706

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	January 31,	February 1,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$294,359	$295,334
Accounts receivable, net	60,575	55,340
Merchandise inventory	959,645	987,778
Prepaid income taxes, expenses and other current assets	27,323	28,964

Total current assets	1,341,902	1,367,416
Property and equipment, net	1,274,146	1,158,066
Other assets	38,443	39,156

Total assets	$2,654,491	$2,564,638

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$277,212	$291,948
Accrued liabilities	254,084	239,658
Accrued income taxes	26,780	13,652
Deferred income taxes	32,663	33,422
Current installments of long-term debt and capital lease obligations	108,736	8,084

Total current liabilities	699,475	586,764
Deferred income taxes	17,721	16,613
Long-term debt and capital lease obligations, excluding current installments	318,991	385,673
Retirement obligations and other noncurrent liabilities	256,558	217,343

Total liabilities	1,292,745	1,206,393

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 39.3 and 41.0 million shares issued and outstanding as of January 31, 2015 and February 1, 2014, respectively.	393	410
Paid-in capital	94,877	178,362
Retained earnings	1,428,894	1,315,796
Accumulated other comprehensive loss	(162,418)	(136,323)

Total stockholders’ equity	1,361,746	1,358,245

Total liabilities and stockholders’ equity	$2,654,491	$2,564,638

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated Other Comprehensive Income (Loss)

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance at January 28, 2012	44,916	$449	$364,590	$1,045,509	$(174,318)	$1,236,230
Net income	—	—	—	188,370	—	188,370
Other comprehensive income	—	—	—	—	7,336	7,336
Cash dividends	—	—	—	(76,616)	—	(76,616)
Issuance of stock-based compensation	—	—	(4,352)	—	—	(4,352)
Stock-based compensation expense	—	—	12,827	—	—	12,827
Common stock issued	303	3	870	—	—	873
Repurchase and retirement of common stock	(2,501)	(25)	(102,022)	—	—	(102,047)

Balance at February 2, 2013	42,718	427	271,913	1,157,263	(166,982)	1,262,621
Net income	—	—	—	158,533	—	158,533
Other comprehensive income	—	—	—	—	30,659	30,659
Issuance of stock-based compensation	—	—	(397)	—	—	(397)
Stock-based compensation expense	—	—	7,967	—	—	7,967
Common stock issued	311	3	770	—	—	773
Repurchase and retirement of common stock	(2,038)	(20)	(101,891)	—	—	(101,911)

Balance at February 1, 2014	40,991	410	178,362	1,315,796	(136,323)	1,358,245
Net income	—	—	—	146,062	—	146,062
Other comprehensive income	—	—	—	—	(26,095)	(26,095)
Cash dividends	—	—	—	(32,964)	—	(32,964)
Issuance of stock-based compensation	—	—	934	—	—	934
Stock-based compensation expense	—	—	8,886	—	—	8,886
Common stock issued	234	2	1,000	—	—	1,002
Repurchase and retirement of common stock	(1,961)	(19)	(94,305)	—	—	(94,324)

Balance at January 31, 2015	39,264	$393	$94,877	$1,428,894	$(162,418)	$1,361,746

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
Cash flows from operating activities:
Net income	$146,062	$158,533	$188,370
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and exit costs	10,980	6,108	(268)
Deferred income tax expense	18,276	43,320	40,479
Depreciation and amortization expense	154,931	137,069	122,622
Stock-based compensation expense	8,124	11,021	17,572
(Gain) loss on sale of property and equipment	(4,699)	280	(1,539)
Amortization of deferred gain on sale and leaseback	(2,629)	(2,629)	(2,629)
Amortization of deferred debt issuance costs	559	819	833
(Increase) decrease in:
Accounts receivable, net	(5,235)	(23,335)	7,427
Merchandise inventory	28,133	21,909	(122,658)
Prepaid income taxes, expenses and other assets	915	(2,824)	(16,193)
Increase (decrease) in:
Accounts payable and accrued liabilities	(4,527)	38,074	73,091
Accrued income taxes	13,128	(8,682)	1,650
Retirement obligations and other liabilities	(81)	(12,177)	(8,700)

Net cash provided by operating activities	363,937	367,486	300,057

Cash flows from investing activities:
Purchases of property and equipment	(231,324)	(224,228)	(182,773)
Proceeds from sales of property and equipment	9,915	610	4,441

Net cash used by investing activities	(221,409)	(223,618)	(178,332)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(8,872)	(8,474)	(126,105)
Dividends paid	(32,964)	—	(76,616)
Repurchase and retirement of common stock	(94,324)	(101,911)	(102,047)
Stock compensation tax benefit	357	1,644	1,858
Cash paid for withholding taxes in lieu of stock-based compensation shares	(6,349)	(8,970)	(6,210)
Deferred financing costs	(1,351)	—	—
Proceeds from financing costs	—	—	300

Net cash used by financing activities	(143,503)	(117,711)	(308,820)

Net increase (decrease) in cash and cash equivalents	(975)	26,157	(187,095)
Cash and cash equivalents at beginning of period	295,334	269,177	456,272

Cash and cash equivalents at end of period	$294,359	$295,334	$269,177

Supplemental disclosures of cash flow information:
Income taxes paid	$47,093	$48,417	$59,536
Interest paid, net of capitalized interest	27,040	27,115	30,458
Supplemental schedule of noncash activities:			—
Increase in property and equipment through accrued purchases	7,866	17,199	2,589
Increase in property and equipment through assumption of capital leases	23,932	2,479	2,249
Increase in property and equipment through financing obligations	18,910	—	—

See accompanying notes to consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Belk, Inc. and its subsidiaries (collectively, the “Company” or “Belk”) operate retail department stores in 16 states primarily in the southern United States. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to each January 31st. The fiscal year end dates and number of weeks in fiscal years 2013 – 2016 are reflected in the table below.

Fiscal Year	End Date	Weeks
2016	January 30, 2016	52
2015	January 31, 2015	52
2014	February 1, 2014	52
2013	February 2, 2013	53

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

Merchandise Areas	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Women’s	33%	32%	33%
Cosmetics, Shoes and Accessories	34%	34%	34%
Men’s	17%	18%	17%
Home	9%	9%	10%
Children’s	7%	7%	6%

Total	100%	100%	100%

Revenues include sales of merchandise and the net revenue received from leased departments of $2.1 million for fiscal year 2015 and $2.2 million for fiscal years 2014 and 2013. Sales from retail operations are recorded at the time of delivery and reported net of sales taxes and merchandise returns. The reserve for returns is calculated as a percentage of sales based on historical return percentages.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised principally of payroll and benefits for retail and corporate employees, depreciation, advertising and other administrative expenses. SG&A expenses are reduced by proceeds from the credit card program agreement (“Program Agreement) between Belk and Synchrony Bank. In March 2013, the Program Agreement was amended, extending the expiration date from June 30, 2016 to December 31, 2017. This Program Agreement sets forth among other things the terms and conditions under which Synchrony Bank will issue credit cards to Belk’s customers. The Company is paid a percentage of net credit sales, as defined by the Program Agreement. Belk is required to perform certain duties, including receiving and remitting in-store payments on behalf of Synchrony Bank and receiving fees for these activities. These amounts totaled $93.0 million, $90.2 million and $85.9 million in fiscal years 2015, 2014 and 2013, respectively.

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

Advertising

Advertising costs, net of co-op recoveries from merchandise vendors, are expensed in the period in which the advertising event takes place and amounted to $164.8 million, $162.3 million and $164.1 million in fiscal years 2015, 2014 and 2013, respectively.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents

Cash equivalents include liquid investments with an original maturity of 90 days or less.

Merchandise Inventory

Inventories are valued using the lower of cost or market value, determined by the retail inventory method (“RIM”). Under RIM, inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the fiscal year purchase activity. Since the retail value of our inventory is adjusted on a regular basis to reflect current market conditions, our carrying value should approximate the lower of cost or market. RIM is an averaging method that is widely used in the retail industry due to its practicality. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, permanent markdowns and shrinkage, which may affect the ending inventory valuation at cost as well as the corresponding charge to cost of goods sold.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•

Markdown allowances — Represent partial reimbursement of markdowns taken and/or to support the gross margins earned in connection with the sale of merchandise. Amounts are recognized as a reduction to cost of goods sold in the later of the period that the merchandise is marked down or the reimbursement is negotiated. Amounts received prior to recognizing the markdowns are recorded as a reduction to the cost of inventory.

•	Payroll allowances — Represents reimbursement for payroll costs. Amounts are recognized as a reduction to SG&A expenses in the period that the payroll cost is incurred.

Pension and Postretirement Obligations

The Company utilizes significant assumptions, along with the actual employee census data, in determining its periodic pension and postretirement expense and obligations that are included in the consolidated financial statements. These assumptions include determining an appropriate discount rate and long-term rate of return on plan assets (in the case of the Pension Plan).

Stock Based Compensation

The Company accounts for stock based compensation under the guidelines of ASC 718, “Compensation—Stock Compensation.” ASC 718 requires the Company to account for stock based compensation by using the grant date fair value of share awards and the estimated number of shares that will ultimately be issued in conjunction with each award.

Self-Insurance Reserves

The Company is responsible for the payment of workers’ compensation, general liability and automobile claims under certain dollar limits. The Company purchases insurance for workers’ compensation, general liability and automobile claims for amounts that exceed certain dollar limits. The Company records a liability for its obligation associated with incurred losses utilizing historical claims experience, demographic and severity factors and actuarial assumptions.

The Company is responsible for the payment of medical and dental claims and records a liability for claims obligations in excess of amounts collected from associate premiums. Historical data on incurred claims along with estimated health and dental care trends are used to estimate the loss development factors to project the future development of incurred claims.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortizing intangibles are comprised of the following:

	January 31,	February 1,
	2015	2014
	(in thousands)
Amortizing intangible assets:
Favorable lease intangibles	$9,571	$9,960
Accumulated amortization — favorable lease intangibles	(5,711)	(5,431)
Credit card and customer list intangibles	18,746	18,746
Accumulated amortization — credit card and customer list intangibles	(17,579)	(16,413)
Other intangibles	5,277	5,277
Accumulated amortization — other intangibles	(5,109)	(4,717)

Net amortizing intangible assets	$5,195	$7,422

Amortizing intangible liabilities:
Unfavorable lease intangibles	$(23,825)	$(23,825)
Accumulated amortization — unfavorable lease intangibles	11,205	9,869

Net amortizing intangible liabilities	$(12,620)	$(13,956)

The Company recorded net amortization expense related to amortizing intangibles of $0.7 million, $0.6 million and $0.3 million in fiscal years 2015, 2014 and 2013, respectively.

(3)    Asset Impairment and Exit Costs

In fiscal year 2015, the Company recorded $7.2 million in impairment charges primarily to adjust a retail location’s net book value to fair value. The Company determines fair value of its retail locations primarily based on the present value of future cash flows. The Company also recorded $3.1 million in charges for real estate holding costs primarily due to $1.7 million in dark rent for one retail location, and a $0.5 million early termination fee for another retail location. The Company recorded $0.7 million in exit costs associated with the closing of eight retail locations.

In fiscal year 2014, the Company recorded $5.0 million in impairment charges primarily to adjust two retail locations’ net book value to fair values. The Company also recorded $1.1 million in charges for real estate holding costs primarily due to a $0.7 million early termination fee for one retail location and $0.3 million to relocate two retail locations.

In fiscal year 2013, the Company recorded $0.7 million in rent adjustments due to space reductions at two stores. These adjustments were partially offset by $0.3 million in asset impairment charges primarily to adjust two retail locations’ net book values to fair value, and a $0.2 million charge for exit costs primarily associated with the closing of two stores.

As of January 31, 2015 and February 1, 2014, the remaining reserve balance for post-closing real estate lease obligations was $2.1 million and $0.7 million, respectively. These balances are presented within accrued liabilities and other noncurrent liabilities on the consolidated balance sheets. The Company does not anticipate incurring significant additional exit costs in connection with the store closings. The following is a summary of post-closing real estate lease obligations activity:

	January 31,	February 1,
	2015	2014
	(in thousands)
Balance, beginning of year	$686	$1,422
Charges and adjustments	2,977	1,210
Utilization / payments	(1,520)	(1,946)

Balance, end of year	$2,143	$686

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)    Accumulated Other Comprehensive Loss

As of January 31, 2015 and February 1, 2014, the accumulated other comprehensive loss for defined benefit plans was $162.4 million and $136.3 million, respectively. These amounts are net of income taxes of $97.7 million and $82.3 million at January 31, 2015 and February 1, 2014, respectively.

In fiscal year 2015 and 2014, the Company reclassified $6.7 million and $8.2 million of amortization of defined benefit plan liabilities, net of $4.0 million and $4.9 million in income taxes, from accumulated comprehensive income to selling, general and administrative expenses on the consolidated statements of income, respectively.

(5)    Accounts Receivable, Net

Accounts receivable, net consists of:

	January 31,	February 1,
	2015	2014
	(in thousands)
Accounts receivable from vendors	$37,276	$34,902
Credit card accounts receivable	19,768	16,759
Other receivables	3,531	3,679

Accounts receivable, net	$60,575	$55,340

(6)    Property and Equipment, net

Details of property and equipment, net are as follows:

	Estimated	January 31,	February 1,
	Lives	2015	2014
	(in years)	(in thousands)
Land		$46,116	$47,255
Buildings	primarily 15-31.5	1,266,995	1,198,149
Furniture, fixtures and equipment	3-20	1,389,533	1,286,992
Property under capital leases	5-20	101,579	80,075
Construction in progress		56,346	32,735

		2,860,569	2,645,206
Less accumulated depreciation and amortization		(1,586,423)	(1,487,140)

Property and equipment, net		$1,274,146	$1,158,066

The Company recorded depreciation and amortization related to property and equipment of $154.2 million, $136.5 million, and $122.3 million in fiscal years 2015, 2014, and 2013, respectively. Accumulated amortization of assets under capital lease was $66.8 million and $61.1 million as of January 31, 2015 and February 1, 2014, respectively.

(7)    Gain on Property and Equipment

During fiscal year 2015, the Company recognized a $4.0 million gain associated with the sale of a former store location and a parcel of land the Company owned, $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building, and a $1.0 million gain for insurance proceeds in excess of the net book value of property damaged by floods, offset by losses primarily due to the abandonment of property.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal year 2014, the Company recognized $2.6 million of amortization of the deferred gain on the sale and leaseback of the Company’s headquarters building, offset by losses primarily due to the abandonment of property.

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

(8)    Accrued Liabilities

Accrued liabilities are comprised of the following:

	January 31,	February 1,
	2015	2014
	(in thousands)
Salaries, wages and employee benefits	$48,012	$45,752
Gift card liability	46,833	42,721
Advertising	15,374	26,421
Accrued capital expenditures	32,993	25,584
Sales returns allowance	24,417	23,293
Taxes, other than income	23,807	20,405
Rent	7,646	7,306
Interest	7,466	7,285
Self insurance reserves	7,062	6,126
Belk reward card loyalty program	7,342	4,546
Store closing reserves	1,015	686
Other	32,117	29,533

Accrued Liabilities	$254,084	$239,658

(9)    Borrowings

Long-term debt and capital lease obligations consist of the following:

	January 31,	February 1,
	2015	2014
	(in thousands)
Senior notes	$375,000	$375,000
Capital lease agreements through November 2029	52,727	18,757

	427,727	393,757
Less current installments	(108,736)	(8,084)

Long-term debt and capital lease obligations, excluding current installments	$318,991	$385,673

As of January 31, 2015, the annual maturities of long-term debt and capital lease obligations over the next five years are $108.7 million, $4.2 million, $128.3 million, $2.8 million, and $2.7 million, respectively. The Company made interest payments of $27.0 million, $27.1 million and $30.5 million, net of $1.2 million, $2.0 million and $1.7 million which was capitalized into property and equipment during fiscal years 2015, 2014 and 2013, respectively.

On October 22, 2014, the Company refinanced its credit facility. Under the new credit facility, the Company increased the revolving line of credit to $500.0 million maturing in October 2019. The new credit facility allows

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for up to $100.0 million of outstanding letters of credit. The new credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, by pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. The maximum leverage ratio of 4:1 remains the same as under the previous facility. At the Company’s discretion, amounts outstanding under the credit facility bear interest based on either (1) current LIBOR plus the applicable spread which ranges from 0.875% to 1.75%, or (2) the greater of the prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.0% (the “Base Rate”), plus the applicable spread which ranges from 0.0% to 0.75%. The current applicable spread of 1.125% is based upon the calculated leverage ratio of 1.96 as of January 31, 2015. Previous dividend, share repurchase, and acquisition limitations were removed and changed under the new credit facility to pro forma covenant compliance. Pro forma covenant compliance would be reflective of the covenant calculations after giving effect for the applicable transaction. The Company was in compliance with all covenants at the end of fiscal year 2015 and does not anticipate non-compliance with any debt covenants for the next 12 months and foreseeable future. As of January 31, 2015, the Company had $14.0 million of standby letters of credit outstanding under the credit facility and availability under the credit facility was $486.0 million.

The senior notes have restrictive covenants that are similar to the Company’s credit facility, and had the following terms as of January 31, 2015:

Amount (in millions)	Type of Rate	Rate	Maturity Date
$100.0	Fixed	5.31%	July 2015
125.0	Fixed	6.20%	August 2017
50.0	Fixed	5.70%	November 2020
100.0	Fixed	5.21%	January 2022

$375.0

In July 2014, the $100.0 million, 5.31% fixed rate senior note became due within twelve months and was reclassified from long-term to short-term debt on the consolidated balance sheet as of August 2, 2014.

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

The Company may utilize derivative financial instruments (interest rate swap agreements) to manage the interest rate risk associated with its borrowings. As of January 31, 2015, the Company did not have any interest rate swaps outstanding. The Company has not historically traded, and does not anticipate prospectively trading, in derivatives. Previous swap agreements were used to reduce the potential impact of increases in interest rates on variable rate debt.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)    Retirement Obligations and Other Noncurrent Liabilities

Retirement obligations and other noncurrent liabilities are comprised of the following:

	January 31,	February 1,
	2015	2014
	(in thousands)
Pension liability	$57,371	$17,814
Deferred compensation plans	33,867	33,904
Post-retirement benefits	18,206	17,548
Supplemental executive retirement plans	29,987	25,911
Deferred gain on sale/leaseback	12,925	15,554
Unfavorable lease liability	12,620	13,956
Deferred rent	29,710	31,223
Self-insurance reserves	12,583	14,468
Developer incentive liability	15,197	16,869
Income tax reserves	23,528	21,389
Other noncurrent liabilities	10,564	8,707

Retirement obligations and other noncurrent liabilities	$256,558	$217,343

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

Future minimum lease payments under non-cancelable leases, net of future minimum sublease rental income under non-cancelable subleases, as of January 31, 2015 were as follows:

Fiscal Year	Capital	Operating
	(in thousands)
2016	10,359	74,538
2017	5,573	67,960
2018	4,470	62,324
2019	3,863	52,366
2020	3,667	47,459
After 2020	35,636	217,426

Total	63,568	522,073
Less sublease rental income	—	(2,773)

Net rentals	63,568	$519,300

Less imputed interest	(10,841)

Present value of minimum lease payments	52,727
Less current portion	(8,736)

Noncurrent portion of the present value of minimum lease payments	$43,991

Sublease rental income primarily relates to the portion of the Company’s headquarters building that was sold and leased back by the Company during fiscal year 2008, a portion of which was subsequently subleased by the Company to other third parties.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net rental expense for all operating leases consists of the following:

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
	(in thousands)
Buildings:
Minimum rentals	$71,888	$74,811	$73,940
Contingent rentals	4,045	4,468	4,598
Sublease rental income	(1,673)	(1,898)	(2,121)
Equipment	1,370	2,035	1,768

Total net rental expense	$75,630	$79,416	$78,185

(12)    Income Taxes

Federal and state income tax expense (benefit) was as follows:

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
	(in thousands)
Current:
Federal	$58,518	$40,273	$59,152
State	1,899	1,751	2,503

	60,417	42,024	61,655

Deferred:
Federal	11,972	38,213	35,045
State	6,304	5,107	5,824
Change in valuation allowances	—	—	(390)

	18,276	43,320	40,479

Income taxes	$78,693	$85,344	$102,134

A reconciliation between income taxes and income tax expense computed using the federal statutory income tax rate of 35% is as follows:

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
	(in thousands)
Income tax at the statutory federal rate	$78,664	$85,356	$101,677
State income taxes, net of federal	4,669	3,816	5,261
Increase in cash surrender value of officers’ life insurance	(5,374)	(4,938)	(4,552)
Net increase (decrease) in uncertain tax positions	(30)	746	1,206
Change in valuation allowances	—	—	(390)
Other	764	364	(1,068)

Income taxes	$78,693	$85,344	$102,134

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consist of:

	January 31,	February 1,
	2015	2014
	(in thousands)
Deferred tax assets:
Pension liability	$19,648	$4,839
Benefit plan costs	33,556	32,405
Store closing and other reserves	22,749	24,675
Inventory capitalization	7,382	7,641
Tax carryovers	12,500	14,428
Prepaid rent	11,691	12,330
Goodwill	30,198	36,343
Intangibles	5,757	5,778
Other	20,028	10,086

Gross deferred tax assets	163,509	148,525
Deferred tax liabilities
Property and equipment	149,266	135,390
Intangibles	3,077	3,366
Inventory	61,550	59,804

Gross deferred tax liabilities	213,893	198,560

Net deferred tax (liabilities) assets	$(50,384)	$(50,035)

Due to economic conditions prior to fiscal year 2012, the Company believed that it was more likely than not that the benefit from state net operating loss and credit carryforwards, and net deferred tax assets for state income tax purposes, would not be realized, and established a valuation allowance on these deferred tax assets in fiscal year 2009. Based upon operating results over recent years, as well as an assessment of expected future results of operations during the year ended January 28, 2012, it was determined that it is more likely than not that certain deferred tax assets would be utilized. As a result, virtually all of our valuation allowance was released during fiscal year 2012. During the year ended February 2, 2013, it was determined that the remaining valuation allowance would also be realized, and as a result recognized a benefit of $0.4 million. The release of the valuation allowance was determined in accordance with the provisions of ASC 740, “Income Taxes,” which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable.

The analysis performed to assess the realizability of the state deferred tax asset included an evaluation, as of January 31, 2015, of the level of historical pre-tax income for the affected subsidiaries, after adjustment for non-recurring items, in recent years; the pattern and timing of the reversals of temporary differences and the length of carryback and carryforward periods available under the applicable state laws; and the amount and timing of future taxable income. This analysis indicated it is more likely than not that the deferred tax asset recorded will be realized.

As of January 31, 2015, the Company had net operating loss carryforwards for state income tax purposes of approximately $275 million. The state carryforwards expire at various intervals through fiscal year 2034, but primarily in fiscal years 2024 through 2028. The Company also has state job credits of approximately $1.6 million, which are available to offset future tax liabilities, in the applicable states, if any. These credits

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expire between fiscal years 2016 and 2029. In addition, the Company had gross state charitable contribution carryforwards of approximately $13.4 million as of January 31, 2015. These carryforwards expire at various intervals through fiscal year 2020.

The state net operating loss carryforwards from filed returns included uncertain tax positions taken in prior years. State net operating loss carryforwards as shown on the Company’s tax returns are larger than the state net operating losses for which a deferred tax asset is recognized for financial statement purposes.

As of January 31, 2015, the total gross unrecognized tax benefit was $24.2 million. Of this total, $6.7 million represents the amount of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in a future period. A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

	January 31,	February 1,
	2015	2014
	(in thousands)
Balance, beginning of year	$21,906	$17,761
Additions for tax positions from prior years	1,177	783
Reductions for tax positions from prior years	(613)	(773)
Additions for tax positions related to the current year	1,693	4,135

Balance, end of year	$24,163	$21,906

The Company reports interest related to unrecognized tax benefits in interest expense, and penalties related to unrecognized tax benefits in income tax expense. Total accrued interest and penalties for unrecognized tax benefits (net of tax benefit) as of January 31, 2015 was $1.4 million, after recognition of a $0.3 million expense during fiscal year 2015. At this time, the Company expects to conclude various state audits that may affect its gross unrecognized tax benefit over the next 12 months, but insufficient evidence exists at this time to estimate any potential impact.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters with the IRS through fiscal year 2011 and all material state and local income tax matters for fiscal years through 2010. The statute of limitations for material states under audit for fiscal year 2011 has been extended. It is anticipated that these audits will conclude in fiscal year 2016.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the projected benefit obligation, change in plan assets, funded status, amounts recognized and unrecognized, net periodic benefit cost and actuarial assumptions are as follows:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	January 31,	February 1,	January 31,	February 1,	January 31,	February 1,
	2015	2014	2015	2014	2015	2014
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$547,220	$566,428	$12,256	$12,890	$19,375	$23,279
Service cost	—	—	155	163	74	119
Interest cost	23,943	22,762	532	514	825	911
Actuarial (gains) losses	99,359	(12,177)	4,907	(142)	1,513	(2,884)
Benefits paid	(30,233)	(29,793)	(1,194)	(1,169)	(1,868)	(2,050)

Benefit obligation at end of year	640,289	547,220	16,656	12,256	19,919	19,375

Change in plan assets:
Fair value of plan assets at beginning of year	529,406	490,350	—	—	—	—
Actual return on plan assets	83,745	43,849	—	—	—	—
Contributions to plan	—	25,000	1,194	1,169	1,868	2,050
Benefits paid	(30,233)	(29,793)	(1,194)	(1,169)	(1,868)	(2,050)

Fair value of plan assets at end of year	582,918	529,406	—	—	—	—

Funded Status	$(57,371)	$(17,814)	$(16,656)	$(12,256)	$(19,919)	$(19,375)

Actuarial gains and losses are generally amortized over the average remaining service life of the Company’s active employees. Due to the pension plan freeze in the third quarter of fiscal year 2010, the Company began using the average remaining life of the participants in the pension plan rather than the average remaining service life of the Company’s active employees.

Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	January 31,	February 1,	January 31,	February 1,	January 31,	February 1,
	2015	2014	2015	2014	2015	2014
	(in thousands)
Accrued liabilities	$—	$—	$1,145	$1,144	$1,713	$1,827
Deferred income tax assets	94,276	81,086	2,881	1,248	551	(26)
Retirement Obligations and other noncurrent liabilities	57,371	17,814	15,512	11,112	18,206	17,548
Accumulated other comprehensive income (loss)	(156,563)	(134,209)	(5,072)	(2,306)	(783)	192

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligation and funded status are as follows:

	Pension Benefits		Old SERP Plan		Postretirement Benefits
	January 31,	February 1,	January 31,	February 1,	January 31,	February 1,
	2015	2014	2015	2014	2015	2014
	(in thousands)
Projected benefit obligation	$640,289	$547,220	$16,656	$12,256	$19,919	$19,375
Accumulated benefit obligation	640,289	547,220	15,974	11,414	N/A	N/A
Fair value of plan assets	582,918	529,406	—	—	—	—

Activity related to plan assets and benefit obligations recognized in accumulated other comprehensive loss are as follows:

	Pension Benefits		Old SERP Benefits		Postretirement Benefits
	January 31,	February 1,	January 31,	February 1,	January 31,	February 1,
	2015	2014	2015	2014	2015	2014
	(in thousands)
Adjustment to minimum liability	$(28,748)	$24,808	$(3,084)	$89	$(951)	$1,298
Amortization of unrecognized items:
Net transition obligation	—	—	—	—	—	—
Net gain/(loss)	6,394	4,055	318	332	(24)	77

	$(22,354)	$28,863	$(2,766)	$421	$(975)	$1,375

The weighted-average assumptions used to determine benefit obligations at the January 31, 2015 and February 1, 2014 measurement dates were as follows:

	Pension Plan		Old SERP Plan		Postretirement Plan
	Measurement Date		Measurement Date		Measurement Date
	January 31,	February 1,	January 31,	February 1,	January 31,	February 1,
	2015	2014	2015	2014	2015	2014
Discount rates	3.5%	4.5%	3.5%	4.5%	3.5%	4.5%
Rates of compensation increase	N/A	N/A	4.0%	4.0%	N/A	N/A

The following weighted-average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension Plan			Old SERP Plan			Postretirement Plan
	January 31,	February 1,	February 2,	January 31,	February 1,	February 2,	January 31,	February 1,	February 2,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rates	4.500%	4.125%	4.375%	4.500%	4.125%	4.375%	4.500%	4.125%	4.375%
Rates of compensation increase	N/A	N/A	N/A	4.000%	4.000%	4.000%	N/A	N/A	N/A
Return on plan assets	6.750%	6.750%	7.250%	N/A	N/A	N/A	N/A	N/A	N/A

The Company developed the discount rate by matching the projected future cash flows of the plan to a modeled yield curve consisting of over 500 Aa-graded, noncallable bonds. Based on this analysis, management selected a 4.5% discount rate, which represented the calculated yield curve rate rounded up to the nearest eighth of a point. The pension plan’s expected return assumption is based on the weighted average aggregate long-term expected returns of various actively managed asset classes corresponding to the plan’s asset allocation. The pension plan assets are allocated approximately 66% to fixed income securities and 33% to equity securities, with the remaining assets allocated to cash and cash equivalents.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For measurement purposes, a 7.2% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal year 2015; the rate was assumed to decrease to 5.0% gradually over the next six years and remain at that level for fiscal years thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing or decreasing the assumed health care cost trend rates by one percentage point would increase or decrease the accumulated postretirement benefit obligation as of January 31, 2015 by $0.4 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended January 31, 2015 by $0.1 million.

The Company maintains policies for the investment of pension plan assets. The policies set forth state objectives and a structure for managing assets, which includes various asset classes and investment management styles that, in the aggregate, are expected to produce a sufficient level of diversification and investment return over time and provide for the availability of funds for benefits as they become due. The policies also provide guidelines for each investment portfolio that control the level of risk assumed in the portfolio and ensure that assets are managed in accordance with stated objectives. The policies set forth criteria to monitor and evaluate the performance results achieved by the investment managers. In addition, managing the relationship between plan assets and benefit obligations within the policy objectives is achieved through periodic asset and liability studies required by the policies.

The asset allocation for the pension plan is as follows:

		Percentage of Plan Assets at Measurement Date
	Current Target Allocation	January 31, 2015	February 1, 2014	February 2, 2013
Equity securities and funds	30%-40%	33%	44%	56%
Fixed income	60%-70%	66%	54%	42%
Cash and cash equivalents	0%-5%	1%	2%	2%

Total	100%	100%	100%	100%

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

As of January 31, 2015 and February 1, 2014, the pension plan assets were required to be measured at fair value. These assets included equity securities, private equity funds, fixed income securities, and cash and cash equivalents. These categories can cross various asset allocation strategies as reflected in the preceding table.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair values of the pension plan assets were as follows:

		Fair Value Measurement at Reporting Date Using				Fair Value Measurement at Reporting Date Using
Description	January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Outputs (Level 2)	Significant Unobservable Inputs (Level 3)	February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Outputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)				(in thousands)
Equity securities
U.S. companies(a)	$46,495	$46,495	$—	$—	$59,486	$59,486	$—	$—
U.S. Mutual Funds	88,603	—	88,603	—	109,622	—	109,622	—
International mutual funds	42,478	42,478	—	—	51,362	51,362	—	—
International companies	6,822	6,822	—	—	9,000	9,000	—	—
Private equity	6,943	—	—	6,943	5,436	—	—	5,436
Fixed income securities
Corporate bonds	137,729	—	137,729	—	100,806	—	100,806	—
Government securities	122,380	—	122,380	—	86,016	—	86,016	—
Mutual funds	97,011	—	97,011	—	72,026	—	72,026	—
Mortgage backed securities	16,761	—	16,761	—	17,102	—	17,102	—
Municipals	9,364	—	9,364	—	9,580	—	9,580	—
Cash and cash equivalents	8,332	—	8,332	—	8,970	—	8,970	—

Total assets measured at fair value	$582,918	$95,795	$480,180	$6,943	$529,406	$119,848	$404,122	$5,436

(a)

The U.S. equity securities consist of $44.1 million of large cap companies and $2.4 million of mid cap companies in in fiscal year 2015. The U.S. equity securities consisted of $59.2 million of large cap companies and $0.3 million of mid cap companies in fiscal year 2014.

The pension plan corporate bonds, government securities, mortgage backed securities, municipal bonds, cash equivalents, and the majority of mutual funds in fiscal years 2015 and 2014, respectively, have been classified as Level 2:

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the fiscal year 2015 and 2014 beginning and ending balances of the pension plan’s private equity funds (Level 3):

(in thousands)
Balance as of February 2, 2013	$5,534
Calls of private equity investments	810
Total gains/(losses) realized/unrealized included in plan earnings	(202)
Distributions of private equity investments	(706)

Balance as of February 1, 2014	5,436

Calls of private equity investments	1,844
Total gains/(losses) realized/unrealized included in plan earnings	3,380
Distributions of private equity investments	(3,717)

Balance as of January 31, 2015	$6,943

The Company expects to have the following benefit payments related to its pension, Old SERP and postretirement plans in the coming years:

Fiscal Year	Pension Plan	Old SERP Plan	Postretirement Plan
	(in thousands)
2016	31,586	1,165	1,743
2017	31,751	1,686	2,085
2018	31,971	1,275	1,995
2019	32,196	1,165	1,909
2020	32,399	1,264	1,885
2021 — 2025	167,586	8,627	7,684

The Company elected to contribute $25.0 million to its Pension Plan in fiscal year 2014. The Company currently exceeds the Pension Protection Act of 2006 guidelines, and expects to be in excess of the guidelines in the near future, therefore, no future contributions are anticipated. The Company expects to contribute $1.2 million to its non-qualified defined benefit SERP Plan in fiscal year 2016, and contributed $1.2 million in fiscal years 2015 and 2014, respectively. The Company expects to contribute $1.7 million to its postretirement plan in fiscal year 2016, and contributed $1.9 million and $2.1 million in fiscal years 2015 and 2014, respectively.

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit expense are as follows:

	Fiscal Year Ended
	Pension Plan			Old SERP Plan			Postretirement Plan
	January 31,	February 1,	February 2,	January 31,	February 1,	February 2,	January 31,	February 1,	February 2,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(in thousands)
Service cost	$—	$—	$—	$155	$163	$153	$74	$119	$116
Interest cost	23,943	22,762	23,418	532	514	557	825	911	1,064
Expected return on assets	(30,118)	(28,553)	(28,962)	—	—	—	—	—	—
Amortization of unrecognized items:
Net transition obligation	—	—	—	—	—	—	—	—	196
Net losses (gains)	10,190	18,525	11,367	508	528	477	(40)	(692)	430

Annual benefit expense	$4,015	$12,734	$5,823	$1,195	$1,205	$1,187	$859	$338	$1,806

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal year 2016 are as follows:

	Pension Benefits	Old SERP Plan	Postretirement Benefits
	(in thousands)
Amortization of actuarial loss (gain)	$11,858	$969	$—

(14)    Other Employee Benefits

The Belk Employees’ Health Care Plan provides medical and dental benefits to substantially all full-time employees. This plan for medical and dental benefits is administered through a 501(c)(9) Trust. The Group Life Insurance Plan and The Belk Employees Short Term Disability Insurance Plan provide insurance to substantially all full-time employees and are fully insured through contracts issued by insurance companies. Expense recognized by the Company under these plans amounted to $53.9 million, $55.2 million and $52.4 million in fiscal years 2015, 2014 and 2013, respectively.

The Belk 401(k) Savings Plan, a defined contribution plan, provides benefits for substantially all employees. The cost of the plan was $9.4 million, $8.9 million and $8.8 million in fiscal years 2015, 2014 and 2013, respectively. Employer match contributions are calculated at 100% of the first 4% of employees’ contributions, plus 50% on the next 2% of employees’ contributions, up to a total 5% employer match on eligible compensation.

The Company has a non-qualified 401(k) Restoration Plan for highly compensated employees, as defined by the Employee Retirement Income Security Act (“ERISA”). The cost of the plan to the Company in fiscal years 2015, 2014 and 2013 was $0.5 million, $0.9 million and $1.0 million, respectively. The plan provides a contribution equal to 5% of a participant’s compensation, except for those who are participants in the 2004 SERP plan, in excess of the limit set forth in Code section 401(a)(17), as adjusted. The Company accrues each participant’s return on investment based on an asset investment model of their choice.

The 2004 SERP Plan, a non-qualified defined contribution retirement benefit plan for certain qualified executives, provides a contribution equal to 5% of a participant’s compensation in excess of the limit set forth in Code section 401(a)(17), as adjusted. The contribution and interest costs charged to operations were $1.0 million, $1.2 million, and $1.3 million in fiscal year 2015, 2014, and 2013, respectively.

Certain eligible employees participate in a non-qualified Deferred Compensation Plan (“DCP”). Participants in the DCP have elected to defer a portion of their regular compensation subject to certain limitations proscribed by

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the DCP. The Company is required to pay interest on the employees’ deferred compensation at various rates that have historically been between 5% and 15%. Interest cost related to the plan and charged to interest expense was $3.7 million, $3.8 million, and $3.9 million in fiscal years 2015, 2014, and 2013, respectively.

The Company has a Pension Restoration Plan, a non-qualified defined contribution plan. The plan provides benefits for certain officers, whose pension plan benefit accruals were frozen, that would have been otherwise grandfathered in their pension participation based on age and vesting. Effective January 1, 2009, the Company suspended accruals to this plan for one year and subsequently permanently froze future contributions as of December 31, 2009. The Company incurred an expense of $0.1 million in each of the fiscal years 2015, 2014 and 2013, to provide benefits under this plan.

(15)    Stock-Based Compensation

Under the Belk, Inc. 2010 Incentive Stock Plan (the “2010 Incentive Plan”), the Company is authorized to award up to 2.5 million shares of class B common stock for various types of equity incentives to key executives of the Company. The Company recognized compensation expense, net of tax, under the 2010 Incentive Plan of $5.1 million, $6.9 million and $11.0 million for fiscal years 2015, 2014 and 2013, respectively.

Performance Based Stock Award Programs

The Company has a performance based stock award program (the “Long Term Incentive Plan” or “LTI Plan”), under which the Company grants, under its 2010 Incentive Plan, stock awards to certain key executives. Shares awarded under the LTI Plan vary based on Company results versus specified performance targets and generally vest at the end of the performance period. Beginning with fiscal year 2009, the LTI Plan began using a one-year performance period and a two-year service period. One-half of any shares earned during the performance period will be issued after the end of the performance period with the remaining shares issued at the end of the service period.

LTI Plan compensation costs are computed using the fair value of the Company’s stock on the grant date based on a third-party valuation and the estimated expected attainment of performance goals. The unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the LTI Plan was $4.5 million, $2.4 million and $4.9 million for fiscal years 2015, 2014 and 2013, respectively.

The weighted-average grant-date fair value of shares granted under the LTI Plans during fiscal years 2015, 2014 and 2013 was $48.10, $50.00 and $40.80, respectively. The total fair value of stock grants issued under the LTI Plans during fiscal year 2015 was $7.8 million. The fiscal year 2015 performance targets were met, however the plan does not vest until fiscal years 2016 and 2017. The fiscal year 2014 performance targets were met, and the plan vests in fiscal years 2015 and 2016. The fiscal year 2013 performance targets were met, and the plan vested in fiscal years 2014 and 2015.

Activity under the LTI Plan during the year ended January 31, 2015 is as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Non-vested at February 1, 2014	239	$44.68
Granted	276	48.10
Changes in Performance Estimates	(6)	48.10
Vested	(181)	43.24
Forfeited	(41)	47.09

Non-vested at January 31, 2015	287	$48.40

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal year 2011, the Company established a performance-based long term incentive plan (the “Stretch Incentive Plan” or “SIP 11”), under its 2010 Incentive Plan, in which certain key executive officers are eligible to participate. The performance period began on the first day of the third quarter of fiscal year 2011 and ended on the last day of fiscal year 2013. The target award level for all eligible employees was set at one times target total cash compensation. Executives could earn up to a maximum of 150% of the target award for achievement equal to or greater than 110% of the cumulative earnings before interest and taxes goal and 103% of the sales goal. The SIP 11 award was denominated in cash and settled in shares of class B common stock. The SIP 11 performance targets were met and one-half of the SIP 11 award earned was granted and issued during the first quarter of fiscal year 2014. The balance of the award earned was granted and issued during the first quarter of fiscal year 2015. The actual number of shares issued in fiscal year 2014 and 2015 was determined based on the Company’s stock price on the date the shares were granted; 138,631 shares at a share price of $50.00 and 144,099 shares at a share price of $48.10, respectively. The unrecognized compensation cost related to non-vested compensation arrangements granted under the SIP 11 Plan was $0.3 million in fiscal year 2014.

In fiscal year 2014, the Company established a similar performance-based long term incentive plan (“SIP 14”), under its 2010 Incentive Plan, in which certain key executive officers are eligible to participate. The performance period began on the first day of fiscal year 2014 and ends on the last day of fiscal year 2016. One-half of any SIP 14 award earned will be granted and issued after the end of the performance period, which is during the first quarter of fiscal year 2017. The balance of the award earned will be granted and issued during the first quarter of fiscal year 2018. The actual number of shares that will be issued in fiscal year 2017 will be determined based on the Company’s stock price on the date the shares are granted. There were no SIP 14 shares granted or issued, and the SIP 14 performance metrics were not met as of fiscal year 2015. The unrecognized compensation cost related to non-vested compensation arrangements granted under the SIP 14 Plan was $2.4 million in fiscal year 2014.

The Company granted service-based stock awards to certain associates in fiscal year 2013. The service-based awards granted 25,000 shares in fiscal year 2013; 12,500 will be issued in the second quarter of fiscal year 2018, and the remaining 12,500 will be issued at the end of the service period, fiscal year 2019. In fiscal year 2015, the 25,000 plan shares were forfeited. The Company granted a service-based stock award to an associate in fiscal year 2011. The service-based award granted 10,000 shares in fiscal year 2011; 5,000 were issued and vested during the second quarter of fiscal year 2011, and the remaining 5,000 were issued in fiscal year 2014. The weighted-average grant-date fair value of shares granted under the service-based plans during fiscal years 2013 and 2011 was $40.80 and $26.00, respectively. The total fair value of service-based stock grants vested during fiscal year 2011 was $0.3 million. The unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the service-based plan as of February 1, 2014 was $0.6 million.

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

The annual amount and due dates of purchase obligations as of January 31, 2015 are $59.9 million due within one year, $18.9 million due within one to three years, and $6.9 million due within three to five years.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The reconciliation of weighted-average basic and diluted shares for fiscal years 2015, 2014 and 2013 is as follows:

	January 31,	February 1,	February 2,
	2015	2014	2013
Basic Shares	39,809,730	41,541,176	43,435,314
Dilutive contingently-issuable non-vested share awards	102,312	269,925	272,862
Dilutive contingently-issuable vested share awards	564	1,649	4,087

Diluted Shares	39,912,606	41,812,750	43,712,263

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

As of January 31, 2015 and February 1, 2014, the Company held company-owned life insurance measured at fair value on a recurring basis of $28.6 million and $27.3 million, respectively. These amounts are presented net of loans that are secured by some of these policies of $164.1 million and $157.9 million at January 31, 2015 and February 1, 2014, respectively. Total gross company-owned life insurance assets were $192.7 million and $185.2 million at January 31, 2015 and February 1, 2014, respectively.

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

Certain long-lived assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to long-lived assets are determined using expected future cash flow analyses. The Company estimates future cash flows based on historical experience and its expectation of future performance. The analyses use discounted cash flows and take into consideration any anticipated salvage value or sales price for the store. The analyses also assume available

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

option periods through 20 years unless there is a real estate related event which would either increase or decrease the time period. The Company classifies these measurements as Level 3. In fiscal year 2015, the Company recorded $7.2 million in impairment charges primarily to adjust a retail location’s net book value to fair value.

Property and Equipment
(in thousands)
Measured as of January 31, 2015:
Carrying amount	$7,040
Fair value measurement	(149)

Impairment charge recognized	$(7,189)

Measured as of February 1, 2014:
Carrying amount	$7,182
Fair value measurement	2,222

Impairment charge recognized	$(4,960)

Measured as of February 2, 2013:
Carrying amount	$266
Fair value measurement	—

Impairment charge recognized	$(266)

As of January 31, 2015 and February 1, 2014, the fair value of fixed rate long-term debt including the current portion and excluding capitalized leases, was $400.9 million and $393.1 million, respectively. The Company classifies these measurements as Level 2. The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered for debt of the same remaining maturities and credit ratings. The total carrying value of long-term debt, including the current portion and excluding capitalized leases, was $375.0 million as of January 31, 2015 and February 1, 2014.

(19)    Stockholders’ Equity

Authorized capital stock of Belk, Inc. includes 200 million shares of Class A common stock, 200 million shares of Class B common stock and 20 million shares of preferred stock, all with par value of $0.01 per share. At January 31, 2015, there were 38,317,436 shares of Class A common stock outstanding, 946,967 shares of Class B common stock outstanding, and no shares of preferred stock outstanding.

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

On March 26, 2015, the Company declared a regular dividend of $0.80 on each share of Class A and Class B Common Stock outstanding on that date. On March 26, 2014, the Company declared a regular dividend of $0.80 on each share of Class A and Class B Common Stock outstanding on that date.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20)    Selected Quarterly Financial Data (unaudited)

The following table summarizes the Company’s unaudited quarterly results of operations for fiscal years 2015 and 2014:

	Three Months Ended
	January 31,	November 1,	August 2,	May 3,
	2015	2014	2014	2014
	(in thousands, except per share amounts)
Revenues	$1,388,492	$859,474	$906,453	$955,142
Gross profit(1)	468,090	260,719	301,527	309,024
Net income (loss)	104,367	(8,231)	30,602	19,324
Basic income (loss) per share	2.66	(0.21)	0.77	0.47
Diluted income (loss) per share	2.65	(0.21)	0.77	0.47

	Three Months Ended
	February 1,	November 2,	August 3,	May 4,
	2014	2013	2013	2013
	(in thousands, except per share amounts)
Revenues	$1,322,083	$860,743	$899,458	$955,834
Gross profit(1)	436,172	271,021	297,593	310,566
Net income	96,261	3,560	30,521	28,191
Basic income per share	2.35	0.09	0.74	0.66
Diluted income per share	2.33	0.09	0.73	0.65

(1)	Gross profit represents revenues less cost of goods sold (including occupancy, distribution and buying expenses).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on that assessment, management concluded that, as of February 1, 2014, the Company’s internal control over financial reporting is effective based on the criteria established in the Internal Control-Integrated Framework (1992). The Company intends to implement the new Internal Control-Integrated Framework, issued in May 2013 by COSO, during fiscal year 2016.

Management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of January 31, 2015, has been audited by KPMG, LLP, an independent registered public accounting firm. Their attestation report is included herein on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter ended January 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Belk, Inc.:

We have audited Belk Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Belk Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Belk, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Belk, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2015, and our report dated April 14, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Charlotte, North Carolina

April 14, 2015

Item 9B.	Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On April 14, 2015, Belk adopted the Belk, Inc. Severance Pay Plan, a broad based severance plan for eligible employees, including the named executive officers, that provides a continuation of compensation under certain circumstances. For the named executive officers, the plan provides for the payment of basic severance if Belk involuntarily terminates the officer without cause, as well as for termination of employment by a named executive officer for good reason during a protection period following a change in control. Employees must agree to a customary release and to customary restrictive covenants in connection with the receipt of severance payments, except that certain restrictive covenants will not be required in connection with the receipt of change in control severance.

Pursuant to the plan, the amount of cash severance is based on a formula that looks at job level and years of service, and is generally enhanced for termination during a change in control protection period. Continued health coverage is provided under basic severance but is not continued for change in control severance. For officers, change in control severance includes a prorated bonus amount for time worked in a post-change in control bonus period. Belk will also pay any retention payments that would otherwise be forfeited by a terminated executive who receives change in control severance and will provide outplacement assistance for executives.

Under the plan, Messrs. Belk would be eligible for 12 months of monthly pay under basic severance and change in control severance. The other named executive officers would be eligible for 12 months of monthly pay under basic severance and for 18 months of monthly pay plus a prorated bonus under change in control severance. The protection period for all named executive officers is 18 months.

In addition, in connection with the adoption of the Severance Pay Plan, Belk made certain amendments to its annual incentive plan. For the annual incentive plan, the amendments clarify that upon a change in control performance goals will be deemed to be satisfied at the target level for the year and that any payout will be prorated through the date of the change in control. The guidelines for the annual incentive plan clarify the circumstances in which a terminated employee is eligible for a bonus in the year his or her employment terminates and the calculation applicable for determining a prorated bonus in the event of a termination.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information about the Company’s directors and executive officers is included in the sections entitled “Proposal One — Election of Directors,” “Belk Management — Directors” and “Belk Management — Executive Officers” of the Proxy Statement for the Annual Meeting of the Stockholders to be held on May 27, 2015 and is incorporated herein by reference.

The information about the Company’s Audit Committee is included in the section entitled “Belk Management  — Committees of the Board — Audit Committee” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2015 and is incorporated herein by reference.

The information about the Company’s Nominating and Corporate Governance Committee is included in the section entitled “Corporate Governance — Committees of the Board — Nominating and Corporate Governance Committee” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2015 and is incorporated herein by reference.

The information about the Company’s compliance with Section 16 of the Exchange Act of 1934, as amended, is included in the section entitled “Other Information for Stockholders — Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2015 and is incorporated herein by reference.

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

The information about executive and director compensation is included in the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” and “Corporate Governance — Committees of the Board — Compensation Committee Interlocks and Insider Participation” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2015 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about security ownership is included in the section entitled “Common Stock Ownership of Management and Principal Stockholders” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2015 and is incorporated herein by reference.

Information about the equity compensation plans is included in the section entitled “Equity Compensation Plan Information” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2015 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information about transactions with related persons is included in the section entitled Corporate Governance — Related Person Transactions” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2015 and is incorporated herein by reference.

The information about director independence is included in the sections entitled “Belk Management – Corporate Governance — Independence of Directors” and “Belk Management — Committees of the Board” of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2015 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the section entitled “Independent Registered Public Accountant — Summary of Fees to Independent Registered Public Accountant,” and “Independent Registered Public Accountant — Audit Committee Pre-Approval Policies and Procedures” of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 27, 2015, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income — Years ended January 31, 2015, February 1, 2014, and February 2, 2013.

Consolidated Statements of Comprehensive Income — Years ended January 31, 2015 and February 1, 2014.

Consolidated Balance Sheets — As of January 31, 2015 and February 1, 2014.

Consolidated Statements of Changes in Stockholders’ Equity — Years ended January 31, 2015, February 1, 2014, and February 2, 2013.

Consolidated Statements of Cash Flows — Years ended January 31, 2015, February 1, 2014, and February 2, 2013.

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

10.9*	Belk, Inc. 2014-2016 Stretch Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K, filed on April 17, 2013).

10.10*	Belk, Inc. Severance Pay Plan.

10.11

Note Purchase Agreement, dated as of August 31, 2007, by and among Belk, Inc. and certain subsidiaries of Belk, Inc., as obligors, and the purchasers referred to therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 7, 2007).

10.12

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

10.15

Fourth Amended and Restated Credit Agreement, dated as of October 22, 2014, among Belk, Inc. as the Borrower (and the Borrower Parties, as defined); the lenders who are or may become a party to this Agreement, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent for the Lenders, and Bank of America, N.A. and Branch Banking and Trust Company, as Co-Syndication Agents, and PNC Bank, National Association, Regions Bank and U.S. Bank National Association, as Documentation Agents (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on October 28, 2014).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2015.

BELK, INC.
(Registrant)

By:	/s/ THOMAS M. BELK, JR.

Thomas M. Belk, Jr.
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2015.

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