Form 10-Q
period 2015-05-02
BELK INC
filed 2015-06-09
CIK 1051771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 2, 2015

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

At June 2, 2015, the registrant had issued and outstanding 38,300,291 shares of class A common stock and 1,089,974 shares of class B common stock.

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

•

The income we receive from, and the timing of receipt of, payments from Synchrony Bank, the operator of our private label credit card business, which depends upon the amount of purchases made through the proprietary credit cards, changes in customers’ credit card use, and Synchrony’s ability to extend credit to our customers;

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

For a detailed description of the risks and uncertainties that might cause our results to differ from those we project in our forward-looking statements, we refer you to the section captioned “Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 31, 2015 that we filed with the SEC on April 14, 2015. Our other filings with the SEC may contain additional information concerning the risks and uncertainties listed above, and other factors you may wish to consider. Upon request, we will provide copies of these filings to you free of charge.

Our forward-looking statements are based on current expectations and speak only as of the date of such statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014
Revenues	$984,979	$955,142
Cost of goods sold (including occupancy, distribution and buying expenses)	665,501	646,118
Selling, general and administrative expenses	275,247	267,756
Gain on sale of property and equipment	670	587
Asset impairment and exit costs	456	788

Operating income	44,445	41,067
Interest expense, net	(11,942)	(11,542)

Income before income taxes	32,503	29,525
Income tax expense	10,703	10,201

Net income	$21,800	$19,324

Basic and diluted net income per share	$0.55	$0.47

Weighted average shares outstanding:
Basic	39,306,670	41,084,853
Diluted	39,448,715	41,260,122

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014
Net income	$21,800	$19,324
Other comprehensive income:
Defined benefit plan adjustments, net of $1,187 and $992 income taxes for the three months ended May 2, 2015 and May 3, 2014, respectively.	2,020	1,672

Total other comprehensive income	2,020	1,672

Total comprehensive income	$23,820	$20,996

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

	May 2, 2015	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$240,290	$294,359
Accounts receivable, net	71,852	60,575
Merchandise inventory	1,043,465	959,645
Prepaid income taxes, expenses and other current assets	28,247	27,323

Total current assets	1,383,854	1,341,902
Property and equipment, net of accumulated depreciation and amortization of $1,600,238 and $1,586,423 as of May 2, 2015 and January 31, 2015, respectively.	1,277,568	1,274,146
Other assets	42,424	38,443

Total assets	$2,703,846	$2,654,491

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$358,957	$277,212
Accrued liabilities	247,963	254,084
Accrued income taxes	9,721	26,780
Deferred income taxes	32,142	32,663
Current installments of long-term debt and capital lease obligations	107,169	108,736

Total current liabilities	755,952	699,475
Deferred income taxes	18,194	17,721
Long-term debt and capital lease obligations, excluding current installments	317,849	318,991
Retirement obligations and other noncurrent liabilities	257,423	256,558

Total liabilities	1,349,418	1,292,745

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 39.4 and 39.3 million shares issued and outstanding as of May 2, 2015 and January 31, 2015, respectively.	394	393
Paid-in capital	95,235	94,877
Retained earnings	1,419,197	1,428,894
Accumulated other comprehensive loss	(160,398)	(162,418)

Total stockholders’ equity	1,354,428	1,361,746

Total liabilities and stockholders’ equity	$2,703,846	$2,654,491

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 31, 2015	39,264	$393	$94,877	$1,428,894	$(162,418)	$1,361,746
Net income	—	—	—	21,800	—	21,800
Other comprehensive income	—	—	—	—	2,020	2,020
Cash dividends	—	—	—	(31,497)	—	(31,497)
Issuance of stock-based compensation	—	—	(2,867)	—	—	(2,867)
Stock-based compensation expense	—	—	3,225	—	—	3,225
Common stock issued	107	1	—	—	—	1

Balance at May 2, 2015	39,371	$394	$95,235	$1,419,197	$(160,398)	$1,354,428

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014
Cash flows from operating activities:
Net income	$21,800	$19,324
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and exit costs	456	788
Deferred income tax (benefit) expense	(938)	328
Depreciation and amortization expense	42,093	36,689
Stock-based compensation expense	3,225	2,235
(Gain) loss on sale of property and equipment	(13)	70
Amortization of deferred gain on sale and leaseback	(657)	(657)
Amortization of deferred debt issuance costs	122	207
Increase in:
Accounts receivable, net	(11,277)	(4,116)
Merchandise inventory	(83,820)	(59,977)
Prepaid income taxes, expenses and other assets	(5,480)	(5,986)
Increase (decrease) in:
Accounts payable and accrued liabilities	69,653	32,026
Accrued income taxes	(17,059)	(4,085)
Retirement obligations and other liabilities	4,766	809

Net cash provided by operating activities	22,871	17,655

Cash flows from investing activities:
Purchases of property and equipment	(39,955)	(52,657)
Proceeds from sales of property and equipment	88	50

Net cash used by investing activities	(39,867)	(52,607)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(2,709)	(2,010)
Dividends paid	(31,497)	(32,964)
Stock compensation tax benefit	455	357
Cash paid for withholding taxes in lieu of stock-based compensation shares	(3,322)	(6,349)

Net cash used by financing activities	(37,073)	(40,966)

Net decrease in cash and cash equivalents	(54,069)	(75,918)
Cash and cash equivalents at beginning of period	294,359	295,334

Cash and cash equivalents at end of period	$240,290	$219,416

Supplemental disclosures of cash flow information:
Income taxes paid	$28,724	$14,854
Interest paid, net of capitalized interest	4,790	4,492
Supplemental schedule of noncash investing activities:
Increase in property and equipment through accrued purchases	5,491	5,970

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three months ended May 2, 2015 may not be indicative of the operating results that may be expected for the full fiscal year.

(2) New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the definition of a discontinued operation and the requirements for reporting discontinued operations. The Company adopted this guidance beginning in the first quarter of fiscal year 2016 when it was required. The adoption of this update did not have a material effect on the Company’s condensed consolidated results of operations, financial position or cash flows.

(3) Accumulated Other Comprehensive Loss

As of May 2, 2015 and January 31, 2015, the accumulated other comprehensive loss for defined benefit plans was $160.4 million and $162.4 million, respectively. These amounts are net of income taxes of $96.5 million and $97.7 million at May 2, 2015 and January 31, 2015, respectively.

As of May 2, 2015 and May 3, 2014, the Company reclassified $2.0 million and $1.7 million of amortization of defined benefit plan liabilities from accumulated comprehensive income to selling, general and administrative expenses on the condensed consolidated statements of income, respectively. These amounts are net of income taxes of $1.2 million and $1.0 million at May 2, 2015 and May 3, 2014, respectively.

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

As of May 2, 2015 and January 31, 2015, the Company held company-owned life insurance measured at fair value on a recurring basis of $33.0 million and $28.6 million, respectively. These amounts are presented net of loans that are secured by some of these policies of $161.6 million and $164.1 million at May 2, 2015 and January 31, 2015, respectively. Total gross company-owned life insurance assets were $194.6 million and $192.7 million at May 2, 2015 and January 31, 2015, respectively.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain long-lived assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to long-lived assets are determined using expected future cash flow analyses. The Company estimates future cash flows based on historical experience and its expectation of future performance. The analyses use discounted cash flows and take into consideration any anticipated salvage value or sales price for the store. The analyses also assume available option periods through 20 years unless there is a real estate related event which would either increase or decrease the time period. The Company classifies these measurements as Level 3. There were no significant impairments of long-lived assets for the three months ended May 2, 2015 and May 3, 2014.

As of May 2, 2015 and January 31, 2015, the fair value of fixed rate long-term debt, including the current portion and excluding capitalized leases, was $399.3 million and $400.9 million, respectively. The Company classifies these measurements as Level 2. The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered for debt of the same remaining maturities and credit ratings. The total carrying value of long-term debt, including the current portion and excluding capitalized leases, was $375.0 million as of May 2, 2015 and January 31, 2015.

(5) Income Taxes

Income tax expense for the three months ended May 2, 2015 was $10.7 million, or 32.9% of pre-tax income, compared to $10.2 million, or 34.6% of pre-tax income, for the three months ended May 3, 2014. The increase in income tax expense was due primarily to the increase in income before income taxes for the three months ended May 2, 2015. The decrease in the income tax rate was primarily a result of a decrease in the state tax effective rates and higher non-taxable corporate owned life insurance income.

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

The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
			(in thousands)
Service cost	$—	$—	$50	$39	$20	$19
Interest cost	5,466	5,986	142	133	167	206
Expected return on plan assets	(6,824)	(7,530)	—	—	—	—
Amortization of net loss (gain)	2,965	2,547	242	127	—	(10)

Net periodic benefit expense	$1,607	$1,003	$434	$299	$187	$215

The Company does not expect to make contributions to the Pension Plan during fiscal year 2016 and did not make any contributions during fiscal year 2015.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The reconciliation of basic and diluted shares for the three months ended May 2, 2015 and May 3, 2014, are as follows:

	Three Months Ended
	May 2, 2015	May 3, 2014
Basic Shares	39,306,670	41,084,853
Dilutive contingently-issuable non-vested share awards	141,277	174,601
Dilutive contingently-issuable vested share awards	768	668

Diluted Shares	39,448,715	41,260,122

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the nation’s largest family owned and operated department store business in the United States, with 297 stores in 16 states, as of May 2, 2015. With stores located primarily in the southern United States and with a growing eCommerce business on its belk.com website, the Company generated revenues of $4.1 billion for the fiscal year 2015, and together with its predecessors, has been successfully operating department stores since 1888. Belk is committed to providing its customers a compelling shopping experience and merchandise that reflects “Modern. Southern. Style.”

The following discussion, which presents the results of the Company, should be read in conjunction with the Company’s consolidated financial statements as of January 31, 2015 and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015.

The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to each January 31st. All references to “fiscal year 2015” refer to the 52-week fiscal year ended January 31, 2015, all references to “fiscal year 2016” refer to the 52-week fiscal year that will end January 30, 2016, and all references to “fiscal year 2017” refer to the 52-week fiscal year that will end January 28, 2017.

The Company’s revenues increased by 3.1% in the first quarter of fiscal year 2016 to $985.0 million. Comparable store revenues increased 3.3% as a result of continued increasing eCommerce sales and execution of the Company’s key initiatives. Our eCommerce revenues increased by $20.3 million, or 36.7%, and contributed to the comparable store revenues by 2.1% for the period. The Company calculates comparable store revenues as sales from stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Stores undergoing remodeling, expansion or relocation remain in the comparable store revenue calculation. Definitions and calculations of comparable store revenues differ among companies in the retail industry.

Operating income increased to $44.4 million in the first quarter of fiscal year 2016 compared to $41.1 million during the same period in fiscal year 2015. Net income increased to $21.8 million, or $0.55 per basic and diluted share, in the first quarter of fiscal year 2016 compared to $19.3 million, or $0.47 per basic and diluted share, during the same period in fiscal year 2015. The increase in net income was due primarily to continued positive results from initiatives focused on increasing revenues and improving operating margin performance.

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

	Three Months Ended
	May 2, 2015	May 3, 2014
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%
Cost of goods sold (including occupancy, distribution and buying expenses)	67.6	67.6
Selling, general and administrative expenses	27.9	28.0
Gain on sale of property and equipment	0.1	0.1
Asset impairment and exit costs	—	0.1
Operating income	4.5	4.3
Interest expense, net	1.2	1.2
Income before income taxes	3.3	3.1
Income tax expense	1.1	1.1
Net income	2.2	2.0
Comparable store net revenues increase (decrease)	3.3	(0.2)

Revenues

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no changes for the periods as reflected in the table below.

	Three Months Ended
Merchandise Areas	May 2, 2015	May 3, 2014
Women’s	35%	35%
Cosmetics, Shoes and Accessories	35	34
Men’s	16	16
Home	7	8
Children’s	7	7

Total	100%	100%

Comparison of the Three Months Ended May 2, 2015 and May 3, 2014

Revenues. The Company’s revenues for the three months ended May 2, 2015 increased 3.1%, or $29.9 million, to $985.0 million from $955.1 million during the same period in fiscal year 2015. The increase is primarily attributable to a 3.3% increase in comparable store revenues and a $4.3 million increase from new stores, partially offset by a $5.7 million decrease in revenues from closed stores. The number of units sold increased 1.3% and the average unit selling price increased 1.7% compared to the prior year, as our customers accepted our offerings from a style and value perspective. The strongest merchandise categories were men’s and women’s apparel, especially active wear, across all areas.

Cost of goods sold. Cost of goods sold was $665.5 million, or 67.6% of revenues, for the three months ended May 2, 2015 compared to $646.1 million, or 67.6% of revenues, for the same period in fiscal year 2015. Cost of goods sold as a percentage of revenues, while flat compared to the previous year, increased due to shipping and handling and fulfillment center costs associated with the increase in eCommerce sales, and offset by lower markdown activity.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $275.2 million, or 27.9% of revenues, for the three months ended May 2, 2015, compared to $267.8 million, or 28.0% of revenues, for the same period in fiscal year 2015. The increase in SG&A expense of $7.4 million was substantially due to our investments in key strategic initiatives, consisting of increased payroll and consulting services, as well as increased depreciation expense resulting from recent system implementations.

Income tax expense. Income tax expense for the three months ended May 2, 2015 was $10.7 million, or 32.9% of pre-tax income, compared to $10.2 million, or 34.6% of pre-tax income, for the three months ended May 3, 2014. The increase in income tax expense was due primarily to the increase in income before income taxes for the three months ended May 2, 2015. The decrease in the income tax rate was primarily a result of a decrease in the state tax effective rates and higher non-taxable corporate owned life insurance income.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand of $240.3 million as of May 2, 2015, cash flows from operations, and borrowings under debt facilities, which consist of a $500.0 million credit facility and $375.0 million in senior notes. The credit facility, which matures in October 2019, allows for up to $100.0 million of outstanding letters of credit. As of May 2, 2015, the Company had $14.0 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $486.0 million.

The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, by pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. The maximum leverage ratio of 4:1 remains the same as under the previous facility. At the Company’s discretion, amounts outstanding under the credit facility bear interest based on either (1) current LIBOR plus the applicable spread which ranges from 0.875% to 1.75%, or (2) the greater of the prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.0% (the “Base Rate”), plus the applicable spread which ranges from 0.0% to 0.75%. The current applicable spread of 1.125% is based upon the calculated leverage ratio of 1.92 as of May 2, 2015. Previous dividend, share repurchase, and acquisition limitations were removed and changed under the new credit facility to pro forma covenant compliance. Pro forma covenant compliance would be reflective of the covenant calculations after giving effect for the applicable transaction. The Company was in compliance with all covenants as of May 2, 2015 and expects to remain in compliance with all debt covenants for the next twelve months and foreseeable future.

The senior notes have restrictive covenants that are similar to the Company’s credit facility, and had the following terms as of May 2, 2015:

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

Belk intends to invest approximately $450 million, the majority of which will be capital expenditures, over the three-year period beginning in fiscal year 2016 on key strategic initiatives. Based on our current plan, approximately $230 million will be focused on our comprehensive Omnichannel initiative, $110 million on creating compelling shopping environments through new stores, expansions, remodels, and an expanded flagship strategy, $45 million on information technology that delivers new business capabilities, and $65 million on supply chain initiatives that align distribution capabilities to support our Omnichannel initiative.

Management believes that cash on hand of $240.3 million as of May 2, 2015, cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension contributions and debt service requirements for the next twelve months and foreseeable future.

Net cash provided by operating activities was $22.9 million for the three months ended May 2, 2015 compared to $17.7 million for the same period in fiscal year 2015. The increase in cash flows from operating activities was principally due to less cash utilized for inventory purchases of $34.7 million, offset by a $20.9 million decrease in accrued expenses and a $13.0 million decrease in accrued income taxes.

Net cash used by investing activities was $39.9 million for the three months ended May 2, 2015 compared to $52.6 million for the same period in fiscal year 2015. The decrease in cash used by investing activities was due to a $12.7 million decrease in capital expenditures in the first three months of fiscal year 2016 compared to the same period in fiscal year 2015.

Net cash used by financing activities was $37.1 million for the three months ended May 2, 2015 compared to $41.0 million for the same period in fiscal year 2015. The decrease in cash used by financing activities was primarily due to a $3.0 million decrease in cash paid for withholding taxes in lieu of stock-based compensation shares in the first three months of fiscal year 2016 compared to the same period in fiscal year 2015.

Contractual Obligations and Commercial Commitments

A table representing the scheduled maturities of the Company’s contractual obligations and commercial commitments as of January 31, 2015 was included under the heading “Contractual Obligations and Commercial Commitments” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015. There have been no material changes from the information included in the Form 10-K.

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

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40),” which helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. This guidance will be effective at the beginning of fiscal year 2017, and the Company does not expect the adoption to have a material impact on the condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-04, “Compensation – Retirement Benefits (Topic 715),” which provides a practical expedient for employers with fiscal year-ends that do not fall on a month-end by permitting those employers to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity’s fiscal year-end. This guidance will be effective at the beginning of fiscal year 2018, and the Company does not expect the adoption to have a material impact on the condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30),” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance will be effective at the beginning of fiscal year 2017, and the Company does not expect the adoption to have a material impact on the condensed consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 255-20),” which eliminates from GAAP the concept of extraordinary items. This guidance will be effective at the beginning of fiscal year 2017, and the Company does not expect the adoption to have an impact on the condensed consolidated financial statements or related disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three months ended May 2, 2015 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on April 14, 2015.

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

BELK, INC.

Dated: June 9, 2015	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and
Corporate Secretary
(Authorized Officer of the Registrant)

	By:	/s/ Adam M. Orvos
Adam M. Orvos
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)