Form 10-Q
period 2015-08-01
BELK INC
filed 2015-09-08
CIK 1051771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 1, 2015

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

At September 1, 2015, the registrant had issued and outstanding 38,292,393 shares of class A common stock and 1,097,872 shares of class B common stock.

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

•	Our ability to manage risks associated with owning and leasing real estate;

•	The efficient and effective operation of our distribution network, and information systems to manage sales, distribution, merchandise planning and allocation functions;

•	The effectiveness of third parties in managing our outsourced business;

•	Changes in federal, state or local laws and regulations;

•	Our ability to comply with debt covenants, which could adversely affect our capital resources, financial condition and liquidity;

•	The occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;

•

The inability to complete the proposed merger due to the failure to obtain Belk, Inc. stockholder approval for the proposed merger or the failure to satisfy other conditions of the proposed merger within the proposed timeframe or at all;

•

The failure to obtain the necessary financing arrangements as set forth in the debt and equity commitment letters delivered pursuant to the merger agreement, or the failure of the proposed merger to close for any other reason;

•	Risks related to disruption of management’s attention from Belk, Inc.’s ongoing business operations due to the transaction;

•	The outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted against Belk, Inc. and others relating to the merger agreement;

•	The risk that the pendency of the proposed merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the pendency of the proposed merger;

•	The effect of the announcement of the proposed merger on Belk, Inc.’s relationships with its customers, operating results and business generally; and

•	The amount of the costs, fees, expenses and charges related to the proposed merger.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Revenues	$917,428	$906,453	$1,902,407	$1,861,596
Cost of goods sold (including occupancy, distribution and buying expenses)	618,183	604,926	1,283,684	1,251,044
Selling, general and administrative expenses	270,724	243,754	545,971	511,510
Gain on sale of property and equipment	653	1,153	1,324	1,740
Asset impairment and exit costs	1,154	110	1,610	898

Operating income	28,020	58,816	72,466	99,884
Interest expense, net	(10,611)	(11,700)	(22,554)	(23,242)

Income before income taxes	17,409	47,116	49,912	76,642
Income tax expense	2,912	16,514	13,615	26,716

Net income	$14,497	$30,602	$36,297	$49,926

Basic net income per share	$0.37	$0.77	$0.92	$1.24

Diluted net income per share	$0.37	$0.77	$0.92	$1.23

Weighted average shares outstanding:
Basic	39,384,830	39,625,262	39,345,750	40,355,057
Diluted	39,462,037	39,653,445	39,455,376	40,456,784

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Net income	$14,497	$30,602	$36,297	$49,926
Other comprehensive income:
Defined benefit plan adjustments, net of $1,187 and $2,374 income taxes for the three and six months ended August 1, 2015, respectively and $992 and $1,984 income taxes for the three and six months ended August 2, 2014, respectively.	2,020	1,672	4,039	3,344

Total other comprehensive income	2,020	1,672	4,039	3,344

Total comprehensive income	$16,517	$32,274	$40,336	$53,270

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

	August 1,	January 31,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$184,289	$294,359
Accounts receivable, net	58,221	60,575
Merchandise inventory	943,136	959,645
Prepaid income taxes, expenses and other current assets	38,782	27,323

Total current assets	1,224,428	1,341,902
Property and equipment, net of accumulated depreciation and amortization of $1,636,026 and $1,586,423 as of August 1, 2015 and January 31, 2015, respectively.	1,282,837	1,274,146
Other assets	46,003	38,443

Total assets	$2,553,268	$2,654,491

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$293,709	$277,212
Accrued liabilities	258,693	254,084
Accrued income taxes	—	26,780
Deferred income taxes	34,993	32,663
Current installments of long-term debt and capital lease obligations	5,662	108,736

Total current liabilities	593,057	699,475
Deferred income taxes	25,664	17,721
Long-term debt and capital lease obligations, excluding current installments	316,748	318,991
Retirement obligations and other noncurrent liabilities	239,893	256,558

Total liabilities	1,175,362	1,292,745

Stockholders’ equity:
Preferred stock	—	—
Common stock, 400 million shares authorized and 39.4 and 39.3 million shares issued and outstanding as of August 1, 2015 and January 31, 2015, respectively.	394	393
Paid-in capital	102,197	94,877
Retained earnings	1,433,694	1,428,894
Accumulated other comprehensive loss	(158,379)	(162,418)

Total stockholders’ equity	1,377,906	1,361,746

Total liabilities and stockholders’ equity	$2,553,268	$2,654,491

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Common Stock
	Shares	Amount
Balance at January 31, 2015	39,264	$393	$94,877	$1,428,894	$(162,418)	$1,361,746
Net income	—	—	—	36,297	—	36,297
Other comprehensive income	—	—	—	—	4,039	4,039
Cash dividends	—	—	—	(31,497)	—	(31,497)
Issuance of stock-based compensation	—	—	(1,802)	—	—	(1,802)
Stock-based compensation expense	—	—	9,122	—	—	9,122
Common stock issued	126	1	—	—	—	1

Balance at August 1, 2015	39,390	$394	$102,197	$1,433,694	$(158,379)	$1,377,906

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	August 1,	August 2,
	2015	2014
Cash flows from operating activities:
Net income	$36,297	$49,926
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and exit costs	1,610	898
Deferred income tax (benefit) expense	(1,594)	951
Depreciation and amortization expense	84,877	73,921
Stock-based compensation expense	9,122	2,603
Gain on sale of property and equipment	(9)	(425)
Amortization of deferred gain on sale and leaseback	(1,315)	(1,315)
Amortization of deferred debt issuance costs	243	360
(Increase) decrease in:
Accounts receivable, net	2,354	(277)
Merchandise inventory	16,509	28,793
Prepaid income taxes, expenses and other assets	(20,166)	(10,148)
Increase (decrease) in:
Accounts payable and accrued liabilities	14,219	(24,991)
Accrued income taxes	(26,780)	(8,459)
Retirement obligations and other liabilities	1,223	800

Net cash provided by operating activities	116,590	112,637

Cash flows from investing activities:
Purchases of property and equipment	(87,097)	(112,280)
Proceeds from sales of property and equipment	117	772

Net cash used by investing activities	(86,980)	(111,508)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(105,317)	(4,178)
Repurchase and retirement of common stock	—	(94,325)
Dividends paid	(31,497)	(32,964)
Stock compensation tax benefit	455	357
Cash paid for withholding taxes in lieu of stock-based compensation shares	(3,321)	(6,349)

Net cash used by financing activities	(139,680)	(137,459)

Net decrease in cash and cash equivalents	(110,070)	(136,330)
Cash and cash equivalents at beginning of period	294,359	295,334

Cash and cash equivalents at end of period	$184,289	$159,004

Supplemental disclosures of cash flow information:
Income taxes paid	$53,584	$35,107
Interest paid, net of capitalized interest	13,871	13,682
Supplemental schedule of noncash investing activities:
Increase in property and equipment through accrued purchases	$7,380	$8,467
Increase in property and equipment through assumption of capital leases	—	23,130

See accompanying notes to unaudited condensed consolidated financial statements.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Belk, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q promulgated by the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included; however, certain items are included in these statements based on estimates for the entire year. Also, operating results for the three and six months ended August 1, 2015 may not be indicative of the operating results that may be expected for the full fiscal year.

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

(3) Accumulated Other Comprehensive Loss

As of August 1, 2015 and January 31, 2015, the accumulated other comprehensive loss for defined benefit plans was $158.4 million and $ 162.4 million, respectively. These amounts are net of income taxes of $95.3 million and $97.7 million at August 1, 2015 and January 31, 2015, respectively.

For the three months ended August 1, 2015 and August 2, 2014, the Company reclassified $2.0 million and $1.7 million of amortization of defined benefit plan liabilities to selling, general and administrative expenses on the condensed consolidated statements of income, respectively. These amounts are net of income taxes of $1.2 million and $1.0 million at August 1, 2015 and August 2, 2014, respectively.

For the six months ended August 1, 2015 and August 2, 2014, the Company reclassified $4.0 million and $3.3 million of amortization of defined benefit plan liabilities to selling, general and administrative expenses on the condensed consolidated statements of income, respectively. These amounts are net of income taxes of $2.4 million and $2.0 million at August 1, 2015 and August 2, 2014, respectively.

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

As of August 1, 2015 and January 31, 2015, the Company held company-owned life insurance measured at fair value on a recurring basis of $36.8 million and $28.6 million, respectively. These amounts are presented net of loans that are secured by some of these policies of $161.6 million and $164.1 million at August 1, 2015 and January 31, 2015, respectively. Total gross company-owned life insurance assets were $198.5 million and $192.7 million at August 1, 2015 and January 31, 2015, respectively.

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain long-lived assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The fair value measurements related to long-lived assets are determined using expected future cash flow analyses. The Company estimates future cash flows based on historical experience and its expectation of future performance. The analyses use discounted cash flows and take into consideration any anticipated salvage value or sales price for the store. The analyses also assume available option periods through 20 years unless there is a real estate related event which would either increase or decrease the time period. The Company classifies these measurements as Level 3. There were no significant impairments of long-lived assets for the six months ended August 1, 2015 and August 2, 2014.

As of August 1, 2015 and January 31, 2015, the fair value of fixed rate long-term debt, including the current portion and excluding capitalized leases, was $296.5 million and $400.9 million, respectively. The Company classifies these measurements as Level 2. The fair value of the Company’s fixed rate long-term debt is estimated based on the current rates offered for debt of the same remaining maturities and credit ratings. The total carrying value of long-term debt, including the current portion and excluding capitalized leases, was $275.0 million and $375.0 million as of August 1, 2015 and January 31, 2015, respectively.

(5) Borrowings

On July 13, 2015, the Company paid, upon maturity, $100.0 million of its 5.31% fixed rate senior note.

(6) Income Taxes

Income tax expense for the three months ended August 1, 2015 was $2.9 million, or 16.7% of pre-tax income, compared to $16.5 million, or 35.0% of pre-tax income, for the three months ended August 2, 2014. Income tax expense for the six months ended August 1, 2015 was $13.6 million, or 27.3% of pre-tax income, compared to $26.7 million, or 34.9% of pre-tax income, for the six months ended August 2, 2014. The decrease in the income tax rate for the three and six month periods was due primarily to the decrease in our reserve for uncertain tax positions.

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

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit expense for these plans are as follows:

	Three Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	August 1,	August 2,	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014	2015	2014
	(in thousands)
Service cost	$—	$—	$50	$39	$20	$19
Interest cost	5,466	5,986	142	133	167	206
Expected return on plan assets	(6,824)	(7,530)	—	—	—	—
Amortization of net loss (gain)	2,965	2,547	242	127	—	(10)

Net periodic benefit expense	$1,607	$1,003	$434	$299	$187	$215

	Six Months Ended
	Pension Plan		Old SERP Plan		Postretirement Plan
	August 1,	August 2,	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014	2015	2014
	(in thousands)
Service cost	$—	$—	$100	$78	$40	$38
Interest cost	10,932	11,972	284	266	334	412
Expected return on plan assets	(13,648)	(15,060)	—	—	—	—
Amortization of net loss (gain)	5,930	5,094	484	254	—	(20)

Net periodic benefit expense	$3,214	$2,006	$868	$598	$374	$430

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

The reconciliation of basic and diluted shares for the three and six months ended August 1, 2015 and August 2, 2014, are as follows:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Basic Shares	39,384,830	39,625,262	39,345,750	40,355,057
Dilutive contingently-issuable non-vested share awards	75,685	27,709	108,372	101,156
Dilutive contingently-issuable vested share awards	1,522	474	1,254	571

Diluted Shares	39,462,037	39,653,445	39,455,376	40,456,784

BELK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9) Subsequent Event

On August 23, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bear Parent Inc., a Delaware corporation (“Parent”), and Bear Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are owned by affiliates of Sycamore Partners Management, L.P.

Upon the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “merger”), with the Company surviving the merger as a wholly-owned subsidiary of Parent. At the effective time of the merger, each share of Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, of the Company (the “Common Stock”) outstanding immediately prior to the effective time of the merger (other than shares held (1) by the Company (or any direct or indirect subsidiary of the Company), Parent or Merger Sub (or an affiliate of Parent’s), including certain shares to be contributed to Parent or an affiliate of Parent immediately prior to the effective time of the merger by Mr. Thomas M. Belk, Jr. (Chairman of the Board & Chief Executive Officer), Mr. John R. Belk (President & Chief Operating Officer), Mr. Adam M. Orvos (Executive Vice President and Chief Financial Officer) and Mr. David B. Zant (President & Chief Merchandising Officer) pursuant to an equity commitment letter entered into between Parent or Parent’s affiliates and each of such individuals and (2) by any stockholders of the Company who have properly exercised appraisal rights in accordance with the General Corporation Law of the State of Delaware) will be converted into the right to receive $68.00 in cash, without interest, and subject to any required tax withholding.

The transaction is expected to close during the fourth quarter of fiscal year 2016, and is subject to customary closing conditions, including obtaining certain regulatory approvals and approval of our stockholders. If the merger is approved and consummated, Belk will no longer be a publicly-filed company, and we will account for the merger by applying the acquisition method as described in ASC 805, “Business Combinations.”

Expenses have been incurred and will continue to be incurred in connection with the merger. Expenses incurred and associated with the proposed merger during the six months ending August 1, 2015 were $11.5 million. While it is assumed that certain expenses will be incurred such as legal and accounting fees, there are many factors that could affect the total amount or the timing of the expenses. Expenses may be incurred whether or not the proposed merger is completed and in certain circumstances, we could be required to pay a termination fee of $80.0 million if the merger does not occur. For a more detailed description of the Merger Agreement, please refer to the Current Report on Form 8-K filed on August 26, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Belk, Inc., together with its subsidiaries (collectively, the “Company” or “Belk”), is the nation’s largest family owned and operated department store business in the United States, with 296 stores in 16 states, as of August 1, 2015. With stores located primarily in the southern United States and with a growing eCommerce business on its belk.com website, the Company generated revenues of $4.1 billion for the fiscal year 2015, and together with its predecessors, has been successfully operating department stores since 1888. Belk is committed to providing its customers a compelling shopping experience and merchandise that reflects “Modern. Southern. Style.”

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

The Company’s revenues increased by 1.2% in the second quarter of fiscal year 2016 to $917.4 million. Comparable store revenues increased 1.2% primarily as a result of continued increasing eCommerce sales and execution of the Company’s key initiatives. Our eCommerce revenues increased by $18.1 million, or 35.6%, and contributed to comparable store revenues by 2.1% for the period. The Company calculates comparable store revenue as sales from stores that have reached the one-year anniversary of their opening as of the beginning of the fiscal year and eCommerce revenues, but excludes closed stores. Stores undergoing remodeling, expansion or relocation remain in the comparable store revenue calculation. Definitions and calculations of comparable store revenue differ among companies in the retail industry.

Operating income decreased to $28.0 million in the second quarter of fiscal year 2016 compared to $58.8 million during the same period in fiscal year 2015. Net income decreased to $14.5 million, or $0.37 per basic and diluted share, in the second quarter of fiscal year 2016 compared to $30.6 million, or $0.77 per basic and diluted share, during the same period in fiscal year 2015.

The Company’s revenues increased by 2.2% for the first six months of fiscal year 2016 to $1,902.4 million. Comparable store revenues increased 2.3%. Our eCommerce revenues increased by $38.4 million, or 36.1%, and contributed to comparable store revenues by 2.1% for the period. Operating income decreased to $72.5 million for the first six months of fiscal year 2016 from $99.9 million during the same period in fiscal year 2015. Net income decreased to $36.3 million, or $0.92 per basic share and diluted share, for the first six months of fiscal year 2016, compared to $49.9 million, or $1.24 per basic share and $1.23 per diluted share, during the same period in fiscal year 2015.

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

Subsequent Event

On August 23, 2015, the Company entered into an Agreement and Plan of Merger with Bear Parent Inc., a Delaware corporation, and Bear Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent. Parent and Merger Sub are owned by affiliates of Sycamore Partners Management, L.P. The merger is discussed in more detail in Note 9, “Subsequent Event,” to the Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company’s unaudited condensed consolidated statements of income, as well as a period comparison of changes in comparable store revenues.

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
SELECTED FINANCIAL DATA
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (including occupancy, distribution and buying expenses)	67.4	66.7	67.5	67.2
Selling, general and administrative expenses	29.5	26.9	28.7	27.5
Gain on sale of property and equipment	—	0.1	0.1	0.1
Asset impairment and exit costs	0.1	—	0.1	—
Operating income	3.1	6.5	3.8	5.4
Interest expense, net	1.2	1.3	1.2	1.2
Income before income taxes	1.9	5.2	2.6	4.1
Income tax expense	0.3	1.8	0.7	1.4
Net income	1.6	3.4	1.9	2.7
Comparable store net revenue increase	1.2	0.6	2.3	0.2

Revenues

The following table gives information regarding the percentage of revenues contributed by each merchandise area for each of the respective periods. There were no changes for the periods as reflected in the table below.

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
Merchandise Areas	2015	2014	2015	2014
Women’s	38%	37%	36%	36%
Cosmetics, Shoes and Accessories	30	30	33	32
Men’s	18	18	17	17
Home	7	8	7	8
Children’s	7	7	7	7

Total	100%	100%	100%	100%

Comparison of the Three and Six Months Ended August 1, 2015 and August 2, 2014

Revenues. The Company’s revenues for the three months ended August 1, 2015 increased 1.2%, or $11.0 million, to $917.4 million from $906.5 million during the same period in fiscal year 2015. The increase is primarily attributable to a 1.2% increase in comparable store revenues and a $1.5 million increase from new stores, partially offset by a $1.1 million decrease in revenues from closed stores. The number of units sold was relatively flat compared to the prior year; however, the average unit selling price increased 1.0%, as our customers continued to accept our offerings from a style and value perspective. Merchandise categories achieving the highest growth rate included men’s and women’s apparel, especially active wear, across all areas.

The Company’s revenues for the six months ended August 1, 2015 increased 2.2%, or $40.8 million, to $1,902.4 million from $1,861.6 million during the same period in fiscal year 2015. The increase is primarily attributable to a 2.3% increase in comparable store revenues and a $5.8 million increase from new stores, partially offset by a $6.8 million decrease in revenues from closed stores. The number of units sold increased 0.6% compared to the prior year; however, the average unit selling price increased 1.4%, as our customers continued to accept our offerings from a style and value perspective. Merchandise categories achieving the highest growth rate included men’s and women’s apparel especially active wear, across all areas.

Cost of goods sold. Cost of goods sold was $618.2 million, or 67.4% of revenues, for the three months ended August 1, 2015 compared to $604.9 million, or 66.7% of revenues, for the same period in fiscal year 2015. The increase in the amount of cost of goods sold was primarily attributable to an increase in revenues for the three months ended August 1, 2015. The increase in cost of goods sold as a percentage of revenues was primarily attributable to increased fulfillment and shipping costs associated with the 35.6% increase in eCommerce sales.

Cost of goods sold was $1,283.7 million, or 67.5% of revenues, for the six months ended August 1, 2015 compared to $1,251.0 million, or 67.2% of revenues, for the same period in fiscal year 2015. The increase in the amount of cost of goods sold was primarily attributable to an increase in revenues for the six months ended August 1, 2015. Cost of goods sold as a percentage of revenues increased due to increased fulfillment and shipping costs associated with the 36.1% increase in eCommerce sales.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $270.7 million, or 29.5% of revenues, for the three months ended August 1, 2015, compared to $243.8 million, or 26.9% of revenues, for the same period in fiscal year 2015. Approximately half of the increase in SG&A expense of $27.0 million was primarily due to our investments in key strategic initiatives with the other half due to costs associated with our long-term strategic evaluation process. Strategic initiative costs consisted of increased payroll and consulting services, as well as increased depreciation expense resulting from recent system implementations. Long-term strategy costs consisted primarily of retention costs and other professional services incurred in the evaluation process. The investments in key strategic initiatives and long-term strategy costs also increased SG&A as a percentage of revenues.

SG&A expenses were $546.0 million, or 28.7% of revenues for the six months ended August 1, 2015, compared to $511.5 million, or 27.5% of revenues for the same period in fiscal year 2015. Approximately half of the increase in SG&A expense of $34.5 million was primarily due to our investments in key strategic initiatives with the other half due to costs associated with our long-term strategic evaluation process. Strategic initiative costs consisted of increased payroll and consulting services, as well as increased depreciation expense resulting from recent system implementations. Long-term strategy costs consisted primarily of retention costs and other professional services incurred in the evaluation process. This was offset primarily by a decrease in advertising expenses. The investments in key strategic initiatives and long-term strategy costs also increased SG&A as a percentage of revenues.

Income tax expense. Income tax expense for the three months ended August 1, 2015 was $2.9 million, or 16.7% of pre-tax income, compared to $16.5 million, or 35.0% of pre-tax income, for the three months ended August 2, 2014. Income tax expense for the six months ended August 1, 2015 was $13.6 million, or 27.3% of pre-tax income, compared to $26.7 million, or 34.9% of pre-tax income, for the six months ended August 2, 2014. The decrease in the income tax rate for the three and six month periods was due primarily to the decrease in our reserve for uncertain tax positions.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash on hand of $184.3 million as of August 1, 2015, cash flows from operations, and borrowings under debt facilities, which consist of a $500.0 million credit facility and $275.0 million in senior notes. The credit facility, which matures in October 2019, allows for up to $100.0 million of outstanding letters of credit. As of August 1, 2015, the Company had $14.7 million of standby letters of credit outstanding under the credit facility, and availability under the credit facility was $485.3 million.

The credit facility contains restrictive covenants including leverage and fixed charge coverage ratios. The Company’s calculated leverage ratio dictates the LIBOR spread that will be charged on outstanding borrowings in the subsequent quarter. The leverage ratio is calculated by dividing adjusted debt, which is the sum of the Company’s outstanding debt and rent expense multiplied by a factor of eight, by pre-tax income plus net interest expense and non-cash items, such as depreciation, amortization, and impairment expense. The maximum leverage ratio of 4:1 remains the same as under the previous facility. At the Company’s discretion, amounts outstanding under the credit facility bear interest based on either (1) current LIBOR plus the applicable spread which ranges from 0.875% to 1.75%, or (2) the greater of the prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.0% (the “Base Rate”), plus the applicable spread which ranges from 0.0% to 0.75%. The current applicable spread of 1.125% is based upon the calculated leverage ratio of 1.78 as of August 1, 2015. Previous dividend, share repurchase, and acquisition limitations were removed and changed under the new credit facility to pro forma covenant compliance. Pro forma covenant compliance would be reflective of the covenant calculations after giving effect for the applicable transaction. The Company was in compliance with all covenants as of August 1, 2015 and expects to remain in compliance with all debt covenants for the next twelve months and foreseeable future.

The senior notes have restrictive covenants that are similar to the Company’s credit facility, and had the following terms as of August 1, 2015:

Amount (in millions)	Type of Rate	Rate	Maturity Date
$125.0	Fixed	6.20%	August 2017
50.0	Fixed	5.70%	November 2020
100.0	Fixed	5.21%	January 2022

$275.0

On July 13, 2015, the Company paid, upon maturity, $100.0 million of its 5.31% fixed rate senior note.

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

If the merger is consummated, the agreement anticipates that simultaneous with its consummation, the existing credit facility and senior notes will be terminated and paid, respectively, and the Company will enter into new debt arrangements.

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

Management believes that cash on hand of $184.3 million as of August 1, 2015, cash flows from operations and existing credit facilities will be sufficient to cover working capital needs, stock repurchases, dividends, capital expenditures, pension contributions and debt service requirements for the next twelve months and foreseeable future.

Net cash provided by operating activities was $116.6 million for the six months ended August 1, 2015 compared to $112.6 million for the same period in fiscal year 2015. The $4.0 million increase in cash flows from operating activities for the six months ended August 1, 2015 was principally due to less cash utilized for inventory purchases of $40.8 million, offset by an $18.5 million increase in income taxes paid, and a $13.9 million decrease in accrued expenses.

Net cash used by investing activities was $87.0 million for the six months ended August 1, 2015 compared to $111.5 million for the same period in fiscal year 2015. The decrease in cash used by investing activities was due to an $25.2 million decrease in capital expenditures in the first six months of fiscal year 2016 compared to the same period in fiscal year 2015.

Net cash used by financing activities was $139.7 million for the six months ended August 1, 2015 compared to $137.5 million for the same period in fiscal year 2015. The increase in cash used by financing activities was primarily due to a $100.0 million payment of our 5.31% fixed rate senior note upon maturity, partially offset by the $94.3 million of shares redeemed during the tender offer in the prior year.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30),” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance will be effective at the beginning of fiscal year 2017, and the Company does not expect the adoption to have a material impact on the condensed consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which implements a five step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective at the beginning of fiscal year 2018; however, on July 9, 2015, the FASB deferred the effective date by one year. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact that the adoption will have on the condensed consolidated financial statements and related disclosures but does not believe it will have a material impact. The Company has not yet selected a transition method.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s quantitative and qualitative market risk disclosures during the three and six months ended August 1, 2015 from the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

Item 1A. Risk Factors

Please refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, which was filed with the SEC on April 14, 2015, and in its subsequently filed reports with the SEC, including Forms 10-Q and 8-K, for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. We have identified the following additional risk factors:

The proposed acquisition of us by Bear Parent Inc., a Delaware corporation, (“Parent”) pursuant to the Merger Agreement is subject to a number of conditions that must be satisfied prior to the closing of the merger and may not occur, even with stockholder approval.

The completion of the pending merger pursuant to the Merger Agreement is subject to a number of closing conditions, including, among others:

•

adoption of the Merger Agreement by the holders of a majority of the voting power of the outstanding shares of Common Stock, voting together as a single class (with each Class A share of common stock entitled to ten (10) votes and each Class B share of common stock entitled to one (1) vote);

•	the absence of any injunction, order, rulings or similar orders issued by a court of competent jurisdiction preventing the completion of the merger; and

•

the receipt of certain governmental clearances or approvals, including the expiration or termination of the applicable waiting period, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The obligation of Parent to close the merger is also subject to no event having occurred since the date of execution of the Merger Agreement and the effective time of the merger that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the Company. Further, regulatory action, stockholder litigation or other proceedings may delay the closing of the merger or affect out our ability to close the merger. As a result of the above mentioned conditions and the other conditions set forth in the Merger Agreement, we cannot provide assurance that the merger will be completed, even if stockholder approval of the merger is obtained. Should the merger fail to close for any reason, our business, financial condition, results of operations and cash flows may be materially and adversely affected.

The pendency of the merger, and potential failure to complete the merger, could materially and adversely affect our operations and financial results.

Our pending merger with Parent has the potential to adversely impact our operations and financial results. Uncertainty in the future of our business between the execution of the Merger Agreement and the closing of the transaction may affect our ability to retain and motivate existing employees, and may adversely impact our ability to recruit new employees. Efforts to complete the merger may also divert attention from the daily activities of our management and employees, adversely impacting our operations and results thereof. Additionally, the uncertainty in the future of our business may adversely impact our business relationships with our customers and vendors. Certain costs related to the proposed merger, such as legal and accounting fees, are payable by us whether or not the proposed acquisition is completed, and in certain circumstances, we could be required to pay a termination fee of $80.0 million if the merger does not occur. Failure to complete the merger could result in damage to our reputation and business relationships.

Under the terms of the Merger Agreement, we are subject to certain restrictions on our business activities.

The Merger Agreement generally requires us to conduct our business in the ordinary course of business consistent with past practices between the date of the Merger Agreement and the effective time of the merger and it restricts us from taking certain specified actions during such period until the merger is completed or the Merger Agreement is terminated. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the merger or termination of the Merger Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)), as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed on June 5, 2012).

3.2	Form of Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004), as amended by the First Amendment to the Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K, filed on June 5, 2012), and the Second Amendment to the Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed on August 26, 2015).

4.1	Articles Fourth, Fifth and Seventh of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to pages B-24 to B-33 of the Company’s Registration Statement on Form S-4, filed on March 5, 1998 (File No. 333-42935)), as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed on June 5, 2012).

4.2	Articles I and IV of the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed on April 15, 2004).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELK, INC.

Dated: September 8, 2015	By:	/s/ Ralph A. Pitts
Ralph A. Pitts
Executive Vice President, General Counsel and
Corporate Secretary
(Authorized Officer of the Registrant)

	By:	/s/ Adam M. Orvos
Adam M. Orvos
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)